Form 10-Q
period 2018-09-30
AVROBIO, Inc.
filed 2018-11-13
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38537

AVROBIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0710585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 300, Suite 201 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 914-8420

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, the registrant had 23,955,870 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVROBIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$138,577	$5,963
Prepaid expenses and other current assets	1,501	345

Total current assets	140,078	6,308
Property and equipment, net	2,306	349
Other assets	888	365

Total assets	$143,272	$7,022

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,582	$527
Accrued expenses and other current liabilities	3,845	2,098

Total current liabilities	5,427	2,625
Warrant to purchase redeemable convertible preferred stock	—	35
Derivative liability	—	371
Deferred rent, net of current portion	736	126
Other long-term liability	—	500

Total liabilities	6,163	3,657

Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (Note 8)	—	26,500
Stockholders’ equity (deficit):

Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued as of September 30, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 and 51,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 23,942,929 and 2,581,474 shares issued as of September 30, 2018 and December 31, 2017, respectively; 23,758,898 and 2,305,173 shares outstanding as September 30, 2018 and December 31, 2017, respectively	2	—

Additional paid-in capital	192,825	339
Accumulated deficit	(55,718)	(23,474)

Total stockholders’ equity (deficit)	137,109	(23,135)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$143,272	$7,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AVROBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$9,232	$5,411	$22,286	$8,726
General and administrative	3,000	959	7,281	2,230

Total operating expenses	12,232	6,370	29,567	10,956

Loss from operations	(12,232)	(6,370)	(29,567)	(10,956)

Other income (expense):
Interest income	646	7	1,038	22
Change in fair value of preferred stock warrant liability	—	(6)	(162)	(6)
Change in fair value of derivative liability	—	(58)	(1,629)	(93)
Other expense	(5)	(14)	(20)	(19)

Total other income (expense), net	641	(71)	(773)	(96)

Net loss	$(11,591)	$(6,441)	$(30,340)	$(11,052)

Comprehensive loss	$(11,591)	$(6,441)	$(30,340)	$(11,052)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(11,591)	$(6,441)	$(30,340)	$(11,052)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(2,243)	(47)

Net loss attributable to common stockholders—basic and diluted	$(11,591)	$(6,441)	$(32,583)	$(11,099)

Net loss per share attributable to common stockholders — basic and diluted (Note 12)	$(0.49)	$(2.85)	$(3.28)	$(5.01)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	23,747,141	2,263,195	9,945,538	2,216,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVROBIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(30,340)	$(11,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,117	110
Depreciation and amortization expense	196	28
Impairment loss of property and equipment	235	—
Amortization of deferred offering costs	33	13
Deferred rent expense	(63)	134
Change in fair value of preferred stock warrant liability	162	6
Change in fair value of derivative liability	1,629	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,138)	(66)
Other assets	(383)	(141)
Accounts payable	829	1,910
Accrued expenses and other current liabilities	1,509	909
Other long-term liability	—	500

Net cash used in operating activities	(26,214)	(7,556)

Cash flows from investing activities:
Change in restricted cash	(259)	—
Purchases of property and equipment	(1,339)	(302)

Net cash used in investing activities	(1,598)	(302)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	58,258	3,448
Payment of dilution liability	(2,000)	—
Payments of issuance costs on debt facility	—	(44)
Proceeds from issuance of common shares upon completion of initial public offering, net of offering costs	104,168	—

Net cash provided by financing activities	160,426	3,404

Net increase (decrease) in cash and cash equivalents	132,614	(4,454)
Cash and cash equivalents at beginning of period	5,963	5,357

Cash and cash equivalents at end of period	$138,577	$903

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expense	$236	$36
Purchases of property and equipment paid for by landlord	$842	$—
IPO issuance costs included in accrued expenses	$155	$—
Accretion of issuance costs related to redeemable convertible preferred stock	$2,240	$47
Issuance of warrants associated with debt facility	$—	$18
Property and equipment held for sale	$19	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2018 and 2017

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2017, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2018, and the results of its operations and its cash flows for the three and nine months ended September 30, 2018 and 2017.

The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s final prospectus for its initial public offering (“IPO”), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 21, 2018 (the “Prospectus”).

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the financial statements. As of September 30, 2018, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Prospectus, have not changed.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Nature of the Business and Basis of Presentation (continued)

Initial Public Offering

On June 20, 2018, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the SEC. The IPO closed on June 25, 2018 and the Company issued and sold 5,247,958 common shares at a public offering price of $19.00 per share for net proceeds of $90,103 after deducting underwriting discounts and commissions of $6,980 and other offering expenses of approximately $2,628. Simultaneously, on June 25, 2018, the Company issued and sold 787,193 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $13,910 after deducting underwriting discounts and commissions of $1,047. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $104,013. Upon the closing of the IPO, series Seed redeemable convertible preferred stock (the “Series Seed Preferred Stock”), series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and series B redeemable convertible preferred stock (the “Series B Preferred Stock”), (the Series Seed Preferred Stock, the Series A Preferred Stock and the Series B Preferred Stock are collectively referred to as the “Preferred Stock”) then outstanding converted into an aggregate of 15,320,213 shares of common stock.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through September 30, 2018, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

See Note 10 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan for the nine months ended September 30, 2018.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Warrant to Purchase Preferred Stock

Prior to the IPO, the Company classified the warrant for the purchase of shares of its redeemable convertible preferred stock (see Note 7) as a liability on its consolidated balance sheets as the warrant is a free-standing financial instrument that may require the Company to transfer assets upon exercise. The preferred stock warrant liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant to purchase preferred stock were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying redeemable convertible preferred stock issuable upon exercise of the warrant, the remaining contractual term of the warrant, the risk-free interest rate, the expected dividend yield and the expected volatility of the price of the underlying redeemable convertible preferred stock.

Upon the IPO, the warrant to purchase preferred stock was converted to a warrant to purchase common stock. The carrying amount of warrant to purchase preferred stock as of the date of IPO was transferred to additional paid in capital.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) which includes certain changes in equity that are excluded from net income (loss). Comprehensive loss has been disclosed in the accompanying statements of operations and comprehensive loss and equals the Company’s net loss for all periods presented.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. For public entities, certain not-for-profit entities and an employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC), the standard is effective for public entities for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional clarification and implementation guidance related to ASU 2016-02 and has the same effective date and transition requirements as ASU 2016-02. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$138,183	$—	$—	$138,183
Restricted cash – long term	492	—	—	492

	$138,675	$—	$—	$138,675

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,684	$—	$—	$5,684
Restricted cash	24	—	—	24

	$5,708	$—	$—	$5,708

Liabilities:
Derivative liability	$—	$—	$371	$371
Warrant to purchase redeemable convertible preferred stock	—	—	35	35

	$—	$—	$406	$406

During the nine months ended September 30, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

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

In order to determine the fair value of the warrant to purchase preferred stock, the Company utilized available facts and circumstances to estimate the number of shares of Series A Preferred Stock for which the warrant will ultimately be exercisable. The Company then used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant to purchase preferred stock. Estimates and assumptions impacting the fair value measurement include the fair value of the underlying shares of Series A Preferred Stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determined the fair value of the underlying preferred stock based on various valuation methodologies. The Company lacks company-specific historical and implied volatility information of its stock. Therefore, it estimates its expected stock volatility based on the historical volatility of publicly traded guideline companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company estimated no expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. Upon the IPO, the warrant to purchase preferred stock was converted to a warrant to purchase common stock. The carrying amount of warrant to purchase preferred stock as of the date of the IPO was transferred to the account of additional paid in capital.

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability for which fair value was determined by Level 3 inputs:

Warrant Liability
Balance as of December 31, 2017	$35
Change in fair value	162
Conversion of preferred stock warrant to common stock warrant	(197)

Balance as of September 30, 2018	$—

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

On September 30, 2017, the Company remeasured the fair value of the derivative, using current assumptions, resulting in an increase in fair value of $58 and $93, which was recorded in other expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2017, respectively.

On June 21, 2018, in connection with the Company’s IPO, the Company remeasured the fair value of the derivative to $2,000 as the Company was required to pay the dilution payment as mentioned above, which the Company paid in July 2018. An increase in fair value of $1,629 was recorded in other expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2018. There was no fair value change during the three months ended September 30, 2018.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Fair Value of Financial Assets and Liabilities (continued)

The following table sets forth a summary of changes in the fair value of the Company’s derivative liability for which fair value is determined by Level 3 inputs:

Derivative Liability
Balance as of December 31, 2017	$371
Change in fair value	1,629
Payment	(2,000)

Balance as of September 30, 2018	$—

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2018	December 31, 2017
Prepaid development costs	$537	$163
Prepaid rent	99	122
Deposits	396	—
Other current assets	469	60

	$1,501	$345

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017
Laboratory and office equipment	$1,315	$126
Leasehold improvements	1,094	240
Computer equipment and software	97	28

	2,506	394
Less: Accumulated depreciation and amortization	(200)	(45)

	$2,306	$349

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $130 and $13, respectively. Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $196 and $28, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Compensation and benefit costs	$1,329	$794
Short-term deferred rent	177	9
Research and development costs	1,724	831
Offering cost	155	—
Other liabilities	460	464

	$3,845	$2,098

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

Payments on the Loan Agreement are interest only, payable monthly in arrears, until November 1, 2018, which can be extended by six months if the third tranche is drawn. Thereafter, principal and interest amounts are repayable over a 30-month period, unless the third tranche is funded and the initial interest-only period is extended by six months, in which case principal and interest amounts are repayable over a 24-month period. As of September 30, 2018, the Company had not drawn down from the facility and $10,000 was available to the Company.

The Loan Agreement contains customary indemnification obligations and customary events of default. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement or the lender may take possession of the collateral securing the Loan Agreement. No events of default had occurred through September 30, 2018.

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

In connection with the Loan Agreement, the Company agreed to issue a warrant to the lender for the purchase of up to 188,702 shares of the Company’s Series A Preferred Stock with an exercise price of $0.7949 per share. The warrant expires on June 22, 2027. The warrant is initially exercisable for the purchase of up to 28,305 shares of Series A Preferred Stock and can become exercisable for up to an additional 160,397 shares of Series A Preferred Stock based on the amounts drawn under the Loan Agreement. On the issuance date of the warrant, the Company recorded a deferred financing cost and a liability for the warrant to purchase preferred stock in the Company’s consolidated balance sheet equal to the issuance-date fair value of the warrant. Upon closing of the IPO, the carrying amount of the warrant to purchase preferred stock as of the date of the IPO was transferred to the account of additional paid in capital (Note 3).

The Company recognized a loss of $0 and $162 in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018, respectively, related to the change in fair value of the warrant.

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

9. Common Stock

As of September 30, 2018, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, respectively.

At September 30, 2018 and December 31, 2017, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2018	December 31, 2017
Shares reserved for Series Seed Preferred Stock outstanding	—	806,711
Shares reserved for Series A Preferred Stock outstanding	—	7,611,438
Shares reserved for issuance under the 2018 Stock Option and Incentive Plan	447,211	—
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	223,200	—
Shares reserved for vesting of restricted stock awards	184,031	276,301
Shares reserved for exercise of outstanding stock options	1,957,839	1,034,961
Shares reserved for issuance under the 2015 Stock Option and Grant Plan	—	143,717

Total shares of authorized common stock reserved for future issuance	2,812,281	9,873,128

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

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”) was adopted by the Board on June 1, 2018 and approved by stockholders on June 7, 2018 and became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. The 2018 Plan replaced the 2015 Plan as the Board determined not to make additional awards under the 2015 Plan following the pricing of the Company’s IPO. The 2018 Plan allows the compensation committee to make equity-based and cash-based incentive awards to its officers, employees, directors and other key persons (including consultants).

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

The total number of common shares that may be issued under the 2018 Plan was 616,300 shares as of September 30, 2018, of which 447,211 shares remained available for future grant.

During the nine months ended September 30, 2018 and 2017, the Company granted options to purchase 922,878 and 375,892 shares of common stock to employees and members of the Board, respectively.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on June 1, 2018 and approved by stockholders on June 7, 2018 and became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Code. The ESPP initially reserves and authorizes the issuance of up to a total of 223,200 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 1,115,700 shares or (iii) such number of shares as determined by the ESPP administrator. The number shares reserved under the ESPP is subject to any stock split, stock dividend or other change in our capitalization.

The total number of common shares that may be issued under the ESPP was 223,200 shares as of September 30, 2018, of which 223,200 shares remained available for future grant.

As of September 30, 2018, the initial purchase period under the ESPP has not yet commenced.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (continued)

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected option life (years)	6.02	6.08	6.05	6.08
Risk-free interest rate	2.81%	1.88%	2.73%	1.89%
Expected volatility	79.15%	83.88%	83.42%	84.73%
Expected dividend yield	—%	—%	—%	—%

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	1,034,961	$0.78	8.94	$3,427
Granted	922,878	$8.85	9.53
Exercised	—
Cancelled or forfeited	—

Outstanding as of September 30, 2018	1,957,839	$4.59	8.82	$92,454

Exercisable as of September 30, 2018	390,636	$0.82	8.07	$19,941
Unvested as of September 30, 2018	1,564,783	$5.53	9.01	$72,513

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock at September 30, 2018.

The weighted-average grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2018 and 2017 was $9.05 and $1.14, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation (continued)

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Issued and unvested as of December 31, 2017	276,301	$0.42
Vested	(92,268)	0.42
Forfeited, canceled or expired	—	—

Issued an unvested as of September 30, 2018	184,033	0.42

The total fair value of restricted common stock vested during the nine months ended September 30, 2018 and 2017 was $39 and $43, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$230	$21	$417	$56
General and administrative	320	25	700	54

Total stock-based compensation expense	$550	$46	$1,117	$110

As of September 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $8,245, which is expected to be recognized over a weighted-average period of 3.42 years.

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

For the nine months ended September 30, 2018 and 2017, no upfront fee and maintenance fees were incurred related to Fabry license agreement.

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

For the nine months ended September 30, 2018 and 2017, the Company recorded research and development expense related to this agreement with UHN of $41 and $151 (nil for the three months ended September 30, 2018 and 2017), respectively, which consists of upfront fees and license maintenance fees and development milestone payments.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of our Series B Preferred Stock financing in January 2018. Both the upfront cash payment of $500 and the value of the shares Series B Preferred Stock issued of $500 were recorded as research and development expense during the year ended December 31, 2017. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country The Company recorded research and development expense related to this agreement with BioMarin of $1,000 related to the license for the nine months ended September 30, 2017.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. License Agreements (continued)

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

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. No upfront fees related to the license were recorded for the nine months ended September 30, 2018.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No upfront fees related to the license were recorded for the nine months ended September 30, 2018 and 2017.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	1,957,839	975,331
Restricted common stock	184,033	307,055
Redeemable convertible preferred stock (as converted to common stock)	—	4,155,742
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	6,850

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

On August 31, 2018, the Company entered into a sub-lease agreement for lab space located in Cambridge Massachusetts, United States, which expires in October 2020. The annual lease payments are subject to a 3% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in other assets as of September 30, 2018.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2018 and 2017, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2018 and December 31, 2017, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Related Party Transactions

UHN

In connection with the Company’s entry into a license agreement with UHN on January 27, 2016, the Company issued UHN 1,161,665 shares of its common stock. As a result of the issuance of common stock, UHN owned 4.49% and 9.65% of the Company’s fully diluted equity as of September 30, 2018 and December 31, 2017, respectively. Upon the closing of the IPO, as UHN’s fully-diluted percentage ownership of the Company was reduced within a range of specified percentages, the Company is obligated to pay UHN an amount up to $2,000, which was paid in July 2018. See Note 3 for further discussion on the accounting treatment for this provision.

During the nine months ended September 30, 2018 and 2017, the Company recognized $41 and $151 (nil for three months ended September 30, 2018 and 2017), respectively, of research and development expense related to the license agreements with UHN.

Others

For the nine months ended September 30, 2018 and 2017 the Company recorded expenses of $42 and $72 ($2 and $24 for the three months ended September 30, 2018 and 2017, respectively), respectively, related to consulting services provided by an entity affiliated with an officer of the Company and a member of the Board. The entity is also a shareholder of the Company and owned 0.47% and 0% of the Company’s fully diluted equity as of September 30, 2018 and December 31, 2017, respectively.

For the three and nine months ended September 30, 2017, the Company recorded expenses of nil and $15, respectively, related to services provided by an entity affiliated with a member of the Board and the use of office space. The lease was terminated in February 2017 and the services were no longer being provided as of June 30, 2017.

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

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering of common stock, or our initial public offering (the “IPO”). Through September 30, 2018, we had received gross proceeds of $87.5 million from the sales of our preferred stock and $114.7 million from the sales of common stock through our IPO. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $30.3 million and $11.1 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 we had an accumulated deficit of $55.7 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2018, we had cash and cash equivalents of $138.6 million. We believe that our existing cash and cash equivalents as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

We dosed the first patient in our ongoing Phase 2 clinical trial of AVR-RD-01 for Fabry disease. We held a pre-IND meeting with the FDA to discuss the requirements to commence clinical trials in the United States. We expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in 2019. In addition, on July 11, 2018, a third patient was dosed in the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 for Fabry disease. On October 1, 2018, we released clinical data from the investigator-sponsored Phase 1 clinical trial and our Phase 2 clinical trial of AVR-RD-01 for Fabry disease.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fabry	$2,272	$1,897	$6,679	$3,148
Gaucher	2,488	1,549	4,922	1,814
AML	—	2	46	168
Cystinosis	589	2	866	2
Pompe	16	1,000	400	1,000
Unallocated research and development expenses	3,867	961	9,373	2,594

Total research and development expenses	$9,232	$5,411	$22,286	$8,726

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

Change in Fair Value of Preferred Stock Warrant Liability

In connection with entering into our loan agreement, we agreed to issue a warrant to purchase shares of our preferred stock to the lender. Prior to the completion of our IPO, we classified the warrant as a liability on our consolidated balance sheet and we were required to remeasure to fair value at each reporting date. We recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. Upon the closing of our IPO, the warrant to purchase preferred stock was converted to a warrant to purchase common stock. The carrying amount of the warrant to purchase preferred stock as of the date of our IPO was transferred to additional paid in capital. No further revaluation is needed for the warrant to purchase common stock.

Change in Fair Value of Derivative Liability

Our stock purchase agreement with University Health Network, or UHN, provides for a payment to UHN upon completion of an initial public offering, which included our IPO, if UHN’s fully-diluted percentage ownership of our company is reduced within a range of specified percentages. We classify the IPO dilution payment obligation as a liability on our consolidated balance sheet and we are required to remeasure to fair value at each reporting date. We recognize changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. On June 21, 2018, in connection with our IPO, we remeasured the fair value of the derivative liability to $2.0 million as we were required to pay the dilution payment as mentioned above, which was paid in July 2018.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our consolidated results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$9,232	$5,411	$3,821
General and administrative	3,000	959	2,041

Total operating expenses	12,232	6,370	5,862

Loss from operations	(12,232)	(6,370)	(5,862)
Other income (expense):
Interest income	646	7	639
Change in fair value of preferred stock warrant liability	—	(6)	6
Change in fair value of derivative liability	—	(58)	58
Other expense	(5)	(14)	9

Total other income (expense), net	641	(71)	712

Net loss	$(11,591)	$(6,441)	$(5,150)

Research and Development Expenses

	Three Months Ended September 30,		Change
	2018	2017
	(in thousands)
Direct research and development expenses by program:
Fabry	$2,272	$1,897	$375
AML	—	2	(2)
Gaucher	2,488	1,549	939
Cystinosis	589	2	587
Pompe	16	1,000	(984)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,397	845	1,552
Other	1,470	116	1,354

Total research and development expenses	$9,232	$5,411	$3,821

Research and development expenses were $9.2 million for the three months ended September 30, 2018, compared to $5.4 million for the three months ended September 30, 2017. The increase of $3.8 million was primarily due to increases of $0.4 million in direct costs for our Fabry program, $0.9 million in direct costs connected with our Gaucher program, $0.6 million in direct costs related to our Cystinosis program and $2.9 million in research and discovery and unallocated costs, which primarily consisted of personnel-related costs due to the increase in research and development employee headcount, all partially offset by a decrease of $1.0 million in direct costs for our Pompe program as we did not pay any upfront license fee during three months ended September 30, 2018.

The increase in direct costs for our Fabry program was primarily due to process development cost of $0.8 million and CRO fees of $0.1 million, all partially offset by CMO fees of $0.6 million.

The increase in direct costs for our Gaucher program was primarily due to process development cost of $1.2 million and CRO fees of $0.1 million, all partially offset by CMO fees of $0.4 million.

The increase in direct costs for our Cystinosis program was primarily due to process development cost of $0.2 million and consulting fees of $0.3 million.

The decrease in direct costs for our Pompe program was primarily due to decrease in license costs of $1.0 million.

The increase in unallocated research and development expenses was primarily due to an increase of $1.6 million in personnel-related costs, including stock-based compensation, as a result of hiring additional personnel in our research and development department, an increase of $0.8 million in unallocated research, development costs and consulting expense and an increase of $0.5 million in unallocated facility costs and rent expense. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.2 million and less than $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended September 30, 2018, compared to $1.0 million for the three months ended September 30, 2017. The increase of $2.0 million was primarily due to increases of $1.0 million in personnel-related costs, including stock-based compensation, $0.3 million in legal expense, $0.2 million in professional expense, $0.1 million in consulting expense, $0.1 million in depreciation expense and $0.1 million in facility expense. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, including the hiring of our Chief Financial Officer (“CFO”) in late 2017. Professional fees increased due to costs associated with the preparation of our financial statements, preparing to become a publicly traded company, as well as ongoing business operations. The increase in facility expense was primarily due to the addition of increased office space as a result of the continued increase in the employee headcount.

Other Income (Expense), net

Other income (expense), net was income of $0.6 million for the three months ended September 30, 2018, compared to a loss of less than $0.1 million for the three months ended September 30, 2017. The increase in other income of $0.7 million was primarily due to an increase in interest income of $0.6 million.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$22,286	$8,726	$13,560
General and administrative	7,281	2,230	5,051

Total operating expenses	29,567	10,956	18,611

Loss from operations	(29,567)	(10,956)	(18,611)
Other income (expense):
Interest income	1,038	22	1,016
Change in fair value of preferred stock warrant liability	(162)	(6)	(156)
Change in fair value of derivative liability	(1,629)	(93)	(1,536)
Other expenses	(20)	(19)	(1)

Total other expense, net	(773)	(96)	(677)

Net loss	$(30,340)	$(11,052)	$(19,288)

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Fabry	$6,679	$3,148	$3,531
Gaucher	4,922	1,814	3,108
AML	46	168	(122)
Cystinosis	866	2	864
Pompe	400	1,000	(600)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,140	2,126	4,014
Other	3,233	468	2,765

Total research and development expenses	$22,286	$8,726	$13,560

Research and development expenses were $22.3 million for the nine months ended September 30, 2018, compared to $8.7 million for the nine months ended September 30, 2017. The increase of $13.6 million was primarily due to increases of $3.5 million in direct costs for our Fabry program, $3.1 million in direct costs connected with our Gaucher program, $0.9 million in direct costs related to our Cystinosis program and $6.8 million in research and discovery and unallocated costs, all partially offset by a decrease of $0.6 million in direct costs related to our Pompe program and $0.1 million in direct costs for our AML program as we shifted our focus onto developing our other programs.

The increase in direct costs for our Fabry program was primarily due to pre-clinical, clinical and process development costs of $2.2 million, consulting fees of $0.4 million, CMO fees of $0.2 million, as well as CRO and consulting fees of $0.7 million.

The increase in direct costs for our Gaucher program was primarily due to CMO fees of $0.4 million, process development costs of $2.1 million, as well as CRO and consulting fees of $0.5 million.

The increase in direct costs for our Cystinosis program was primarily due to consulting fees of $0.6 million and process development costs of $0.2 million.

The decrease in direct costs for our Pompe program was primarily due to an upfront license fee of $1.0 million offset by process development costs of $0.2 million, as well as CRO and CMO fees of $0.2 million.

The increase in unallocated research and development expenses was primarily due to an increase of $4.0 million in personnel-related costs, including stock-based compensation, as a result of hiring additional personnel in our research and development department, an increase of $1.3 million in unallocated research, development costs and consulting expenses, and an increase of $1.3 million in unallocated facility costs and rent expense. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.4 million and $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the nine months ended September 30, 2018, compared to $2.2 million for the nine months ended September 30, 2017. The increase of $5.1 million was primarily due to increases of $2.5 million in personnel-related costs, including stock-based compensation, $1.0 million in consulting expense, $0.6 million in professional fees, $0.3 million in legal expenses, $0.4 million in facility expense and $0.1 million in depreciation expense. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, including the hiring of our CFO in late 2017. Professional fees increased due to costs associated with the preparation of our consolidated financial statements, preparing to become a publicly traded company, as well as ongoing business operations.

Other Income (Expense), net

Other income (expense), net was an expense of $0.8 million for the nine months ended September 30, 2018, compared to an expense of $0.1 million for the nine months ended September 30, 2017. The increase in other expense of $0.7 million was primarily due to an increase of $1.6 million in the change in fair value of derivative liability and an increase of $0.2 million in the change in fair value of the preferred stock warrant liability, partially offset by a $1.0 million increase in interest income.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO. Through September 30, 2018, we had received gross cash proceeds of $87.5 and $114.7 million from sales of our preferred stock and IPO, respectively.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(26,214)	$(7,556)
Net cash used in investing activities	(1,598)	(302)
Net cash provided by financing activities	160,426	3,404

Net increase (decrease) in cash and cash equivalents	$132,614	$(4,454)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $26.2 million of cash and cash equivalents, resulting from our net loss of $30.3 million, partially offset by non-cash charges of $3.3 million and net cash provided by changes in our operating assets and liabilities of $0.8 million. The non-cash charges primarily included $1.1 million of stock-based compensation expense, $0.2 million of depreciation expense, $1.6 million of change in fair value of the derivative liability and $0.2 million of change in fair value of the preferred stock warrant liability. The net changes in our operating assets and liabilities was primarily due to increases in liabilities of $2.3 million due to ongoing research, development, and clinical trial efforts and partially offset by increases in assets of $1.5 million, including a $1.1 million increase in prepaid expense and a $0.4 million increase in other assets due to a $0.2 million security deposit for a new lease that was executed in 2018.

During the nine months ended September 30, 2017, operating activities used $7.6 million of cash and cash equivalents, resulting from our net loss of $11.1 million, primarily offset by net cash provided by changes in our operating assets and liabilities of $3.1 million and non-cash charges of $0.4 million.

Investing Activities

During the nine months ended September 30, 2018, we used $1.6 million of cash and cash equivalents in investing activities consisting of $1.3 million of purchases of property and equipment and $0.3 million increase in restricted cash due to new lease signed in August 2018. During the nine months ended September 30, 2017, we used $0.3 million of cash and cash equivalents in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $160.4 million, primarily consisting of net cash proceeds of $104.1 million from our IPO in June 2018 and net cash proceeds of $58.3 million from our issuance of Series B preferred stock in January 2018, and all partially offset by a $2.0 million payment to UHN.

During the nine months ended September 30, 2017, net cash provided by financing activities was $3.4 million, consisting primarily of net cash proceeds from our issuance of Series A preferred stock in March 2017.

Term Loan Agreement

In June 2017, we entered into a Loan and Security Agreement, which we refer to as the Loan Agreement, with Silicon Valley Bank, or SVB, providing a senior secured non-revolving loan facility of up to an aggregate principal amount of $10.0 million, available for us to draw down in three tranches until October 31, 2018, subject to the satisfaction of certain milestones for each tranche. As of September 30, 2018, we had not drawn down from the facility and the $3.5 million first tranche was available. Subsequent to September 30, 2018 and prior to the end of the drawdown period on October 31, 2018, we had not drawn down from the facility.

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

In connection with the Loan Agreement, we issued a warrant to SVB to purchase shares of our Series A preferred stock at an exercise price of $0.7949 per share. This warrant was initially exercisable for 28,305 shares of Series A preferred stock. Up to an additional 160,397 shares of Series A preferred stock may become subject to this warrant, with the proportion of such additional shares equal to the percentage of the full $10.0 million aggregate principal amount under the Loan Agreement that we draw down thereunder. Following the completion of our IPO, this warrant was initially exercisable for 6,850 shares of common stock, and up to an additional 38,818 shares of common stock may become subject to this warrant. In July 2018, the initially exercisable warrant of 6,850 shares was net exercised for 6,091 shares of common stock.

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

In October 2018, we amended the Loan Agreement with our lender to, among other things, permit us to create a Massachusetts securities corporation. In addition, we are required at all times to have on deposit in operating, depository and securities accounts in our name maintained with our lender, cash in an amount equal to 105% of the then-outstanding loan amount.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company that we had not incurred as a private company. Our expenses will also increase as we:

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

We believe our cash and cash equivalents as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements into 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for AVR-RD-01 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

There have been no significant changes to the table except for the new leases signed on January 12, 2018 and August 31, 2018. The lease agreement signed on January 12, 2018 expires in January 2023, with a landlord who is an affiliate of the landlord of our prior lease facility. The annual lease payments are subject to a 3% increase each year. In accordance with the lease agreement, we received a tenant incentive allowance of $842 thousand and maintained a security deposit of $209 thousand during the nine months ended September 30, 2018. In contemplation of this agreement, we terminated our prior lease agreement.

The lease agreement signed on August 31, 2018 expires in October 2020. The annual lease payments are subject to a 3% increase each year. In accordance with the lease agreement, we are required to maintain a security deposit of $283, which was recorded in other assets as of September 30, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus dated June 20, 2018 for the IPO, which was filed with the SEC on June 21, 2018 and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of September 30, 2018, we had cash and cash equivalents of $138.6 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the nine months ended September 30, 2018 and 2017, we recognized foreign currency transaction losses of $20 thousand and $19 thousand, respectively. During each of the three months ended September 30, 2018 and 2017, we recognized foreign currency transaction losses of $5 thousand and $14 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as previously disclosed in our final prospectus for our initial public offering, dated June 20, 2018, filed with the SEC and as described in Part II, Item 1A. of this report, our disclosure controls and procedures were not effective as of September 30, 2018. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2018, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $4.7 million and $18.6 million for the years ended December 31, 2016 and 2017, and $11.6 million and $30.3 million for the three months and nine months ended September 30, 2018, respectively. We historically have financed our operations primarily through private placements of our preferred stock. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

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

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, our optimization efforts that we evaluate from time to time, such as those relating to conditioning, may result in delays or setbacks in our research and development activities. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, the transition to LV2 or of our cell processing to an industrialized, automated closed system using all disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 or manufactured using this automated system will achieve the same favorable preliminary results observed to date in the Phase 1 clinical trial of AVR-RD-01.

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

The FDA released a series of draft guidances, which amongst other topics, regarded various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. We cannot be certain whether such guidance will be relevant to or have an impact on our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes

Our product candidates and the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

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

In addition to side effects caused by our product candidates, the conditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, also can cause adverse side effects. A gene therapy patient is generally administered cytotoxic drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified stem cells to engraft and produce their progeny. This procedure compromises the patient’s immune system. While certain of our product candidates are designed to utilize outpatient, milder conditioning regimens that are intended to require only limited removal of a patient’s bone marrow cells, our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in the ongoing investigator-sponsored Phase 1 clinical trial and our ongoing company-sponsored Phase 2 clinical trial of AVR-RD-01, several adverse events, including suppression of white blood cell and platelet counts, nausea and/or vomiting following the conditioning process, were observed. If in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, AVR-RD-01 or our other product candidates for any or all targeted indications. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

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

We are at a very early stage of development for all of our product candidates including AVR-RD-01. As of September 1, 2018, our product candidate AVR-RD-01 has been administered to only three patients in an ongoing Phase 1 clinical trial and to one patient in our ongoing Phase 2 clinical trial. The ongoing Phase 1 and Phase 2 clinical trials for AVR-RD-01 must be completed, as well as potentially additional pivotal clinical trials in order to obtain FDA approval to market AVR-RD-01. Carrying out later-stage clinical trials is a complicated process. We only recently dosed the first patient in our company-sponsored Phase 2 clinical trial in the second quarter of 2018. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

In addition, we have not yet conducted clinical trials of any our product candidates in the United States, our interactions with the FDA have been and are expected to be limited for the near future, and we cannot be certain how many additional clinical trials of AVR-RD-01 or any of our other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. We recently held a pre-IND meeting with the FDA to discuss the requirements to commence clinical trials in the United States, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in 2019. We intend to file an IND that will permit us to utilize LV2 in our Phase 2 clinical trial of AVR-RD-01. In order to do so, we will, among other things, be required to demonstrate that analytical comparability of LV2 to LV1. However, there can be no assurance that we will be able to demonstrate analytical comparability, that our IND will be approved or that we will commence clinical trials in the United States on our expected timeframe or at all. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of AVR-RD-01 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVR-RD-01.

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

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Based on results observed from ongoing trials of AVR-RD-01, there can be no assurance that increased levels of AGA in patients treated with AVR-RD-01 will be maintained over time. In addition, while the first patient from the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 was removed from ERT, there can be no assurance that this patient, or others who in the future may discontinue ERT, will remain off ERT. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. To date, we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates, including AVR-RD-01. There are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our AVR-RD-02, AVR-RD-03 and AVR-RD-04 product candidates have not yet been tested in humans. Any of our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version. While LV2 is intended to confer improvements in safety and efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 will require that we demonstrate analytical comparability between LV1 and LV2 and will likely require updates to our clinical trial applications and INDs with the relevant regulatory authorities, any of which may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the agencies’ review, of such updates. Clinical study delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

As of September 30, 2018, we had 44 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We carry master product liability insurance of $5.0 million per occurrence and $5.0 million in the aggregate in the United States. For Canada, we carry product liability insurance of $5.0 million per occurrence and $10.0 million in the aggregate. For Australia we carry product liability insurance of $20.0 million in the aggregate. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Our stock price is likely to be volatile. Since our IPO in June 2018, our stock price has ranged from $20.30 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

An active trading market for our common stock may not be sustained.

Prior to our initial public offering in June 2018, there had been no public market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market, an active trading market for our shares may never develop or be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchase without depressing the market price for the shares, or at all.

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

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Although we have obtained research coverage from certain analysists, there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based on shares outstanding as of September 30, 2018, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 61% of our outstanding voting stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affair. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, and, once we are no longer an EGC, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an EGC for up to five years following the completion of our IPO. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2018, holders of an aggregate of approximately 15.3 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 1,957,839 shares reserved for issuance upon the exercise of existing stock options outstanding as of September 30, 2018 under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. For example, our loan and security agreement with Silicon Valley Bank restricted our ability to pay any dividends or making any distributions on account of our capital stock, and we may enter into agreements in the future with similar restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

AVROBIO, INC.

Date: November 13, 2018	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: November 13, 2018	By:	/s/ Katina Dorton
Katina Dorton
Chief Financial Officer and Principal Financial and Accounting Officer