Form 10-K
period 2018-12-31
AVROBIO, Inc.
filed 2019-03-25
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-38537

AVROBIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-0710585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 300, Suite 201
Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(617) 914-8420

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $360,591,820 million as of June 29, 2018 (based on a closing price of $28.56 share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 24,073,876 shares of Common Stock, $0.0001 par value per share, outstanding as of March 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2019 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

AVROBIO, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

Item No.	PART I

i

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•

the existence or absence of side effects or other properties relating to our product candidates which could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;

•	the timing, scope or likelihood of regulatory filings and approvals;

•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;

•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;

•

the implementation of our business model and our strategic plans for our business, product candidates, technology and plato platform, including our transition to LV2 and our use of a therapeutic drug monitoring, or TDM, conditioning regimen;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the pricing and reimbursement of our product candidates, if approved;

•	the scalability and commercial viability of our manufacturing methods and processes, including our plans to move to a closed, automated system;

•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;

•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

•	our competitive position;

•	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates;

•	our financial performance;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	developments and projections relating to our competitors and our industry;

•	our expectations related to the use of our cash reserves;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

ii

•

our ability to remediate the material weaknesses that we and our independent registered public accounting firm identified and avoid any findings of material weaknesses or significant deficiencies in the future;

•	the impact of laws and regulations, including without limitation recently enacted tax reform legislation;

•	our expectations regarding the time during which we are an emerging growth company under the JOBS Act; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors”

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the SEC) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

iii

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “AVROBIO,” “we,” “us,” and “our” refer to AVROBIO, Inc. Our “board of directors” refers to the board of directors of AVROBIO, Inc.

Item 1.	Business

Overview

We are a Phase 2 clinical stage gene therapy company focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with lentiviral vectors to insert a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal storage diseases, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal storage diseases have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $4.0 billion in worldwide net sales in 2017.

Our initial pipeline is comprised of four lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-04 for the treatment of cystinosis and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a company-sponsored Phase 2 clinical trial and a total of seven patients have been dosed across both trials as of March 15, 2019. To date, AVR-RD-01 has demonstrated significant increased enzyme activity, with plasma α-galactosidase A, or AGA, enzyme activity levels in the first four patients treated in the investigator-sponsored Phase 1 clinical trial and the first patient in our company-sponsored Phase 2 clinical trial, for whom we have provided interim data, increasing above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml. The fifth patient in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01 was dosed on February 21, 2019, and we do not expect any further enrollment in this investigator-sponsored clinical trial. On December 13, 2018, the second patient was dosed in our company-sponsored Phase 2 clinical trial of AVR-RD-01. In addition, Phase 1/2 clinical trials for both AVR-RD-02 and AVR-RD-04 are being planned and we expect patients will be dosed in the second half of 2019.

Since its first clinical use in 2003, lentiviral-based gene therapy has been observed to be well-tolerated in third parties’ clinical trials for rare diseases such as beta thalassemia, adrenoleukodystrophy, or ALD, metachromatic leukodystrophy, or MLD, and ADA-SCID. The use of ex vivo lentiviral-based gene therapies was initially restricted primarily to the most acutely severe diseases where the risks of the typical requirement for ablating the patients’ bone marrow, which significantly impairs those patients’ immune systems, had a clinically justifiable risk/benefit profile due to the novelty of the approach and the severity of the diseases. To date, over 200 patients have been treated with lentiviral-based gene therapies in third parties’ and our rare disease clinical trials, and we believe the technology can be developed for other serious conditions based on a rigorous risk/benefit assessment. The ablation procedure, also known as the conditioning regimen, is an inherent part of the ex vivo gene therapy treatment procedure and is administered prior to the gene therapy. The more intensive the conditioning regimen, the greater the risk of toxicity. However, we believe the risk of toxicity can be managed through utilization of therapeutic drug monitoring, or TDM. We are refining our approach to conditioning to use a single-agent, myeloablative conditioning regimen administered in conjunction with TDM, which is designed to permit patients to receive appropriate levels of conditioning to promote long-term engraftment while seeking to lessen toxicity. Such an approach could potentially allow the conditioning regimen to be performed during a limited hospital stay or potentially through an outpatient procedure, on a case-by-case basis as may be directed by the patient’s physician. We believe our approach, utilizing a single myeloablative conditioning agent, coupled with TDM, has the potential to extend the reach of our gene therapies to a broad range of diseases as first-line therapies. Our goal is to broaden the applicability of lentiviral-based gene therapy by initially targeting diseases with tractable gene mutations, well-understood biology and that benefit from the sustained systemic delivery of an active protein.

We are initially targeting rare lysosomal storage diseases in which current standard of care provides the mechanistic proof that the enzymes or proteins produced endogenously following treatment with our gene therapies can offer benefit to patients. Typically, in lysosomal storage diseases, a gene mutation results in the deficiency or malfunctioning of an enzyme or other protein. This results in the inability of lysosomes to properly process cellular byproducts. As a result, these byproducts accumulate to toxic levels in the body’s cells and, in turn, disrupt the function of multiple tissues and organs. Fabry disease, Gaucher disease and Pompe disease are currently primarily managed by bi-weekly, multi-hour infusions with ERTs that seek to exogenously replace the missing enzyme. However, most ERTs typically only remain in the plasma for a short period of time and thus are not ideal because they are only dosed every two weeks. These existing therapies manage, rather than cure, the underlying diseases and, as a result, patients continue to have disease progression. Further, the frequent, periodic and life-long dosing schedule required for ERTs results in significant costs for the healthcare system and is burdensome for the patient.

We believe our gene therapies leverage the well-understood mechanism of ERTs by transforming a patient’s own cells into a drug product that enables the patient to express functional enzyme or other protein and mirror the biology seen in an otherwise healthy individual. We believe that a single dose of our gene therapies may provide meaningful life-long benefit to these patients and potentially halt the progression of these diseases while also providing significant health economic advantages.

Our programs leverage years of extensive preclinical and early clinical research by leading researchers, as well as our internal research and ongoing clinical efforts. The status of our initial lentiviral-based gene therapy programs is reflected below.

Our lead product candidate, AVR-RD-01 for the treatment of Fabry disease, is derived from hematopoietic stem cells to which the gene encoding AGA is added in an ex vivo process using a lentiviral vector. In an ongoing investigator-sponsored Phase 1 clinical trial of patients with Fabry disease, AVR-RD-01 has been observed to be well-tolerated and has led to the production of active AGA enzyme in the first four patients treated for whom we have provided interim data. In all four patients, the level of AGA enzyme activity began to rise from nearly undetectable levels before treatment to levels above the range for males with classical Fabry disease. In this clinical trial, the protocol provides that ERT for these patients is suspended one month prior to receiving AVR-RD-01 and ERT is then resumed one month after the AVR-RD-01 treatment and continued at bi-weekly intervals. After the 18-month follow-up visit for the first patient, the investigator team for the trial recommended, and the patient consented, to discontinue the regular bi-weekly treatment with ERT and the patient remains off ERT as of 22 months post-treatment with AVR-RD-01. Additionally, the third patient in this clinical trial discontinued ERT one month prior to receiving AVR-RD-01 and voluntarily elected not to resume ERT. This patient remains off ERT as of six months post-treatment with AVR-RD-01. The second and fourth patients continue to receive concurrent ERT in accordance with the clinical trial protocol. The trial protocol has been amended to allow the investigator team, at their discretion, to discontinue ERT six months after treatment with AVR-RD-01. Plasma AGA enzyme activity levels in the first, second, third and fourth patients remained above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml, as of twenty-two months, twelve months, six months and twenty-two days after treatment, respectively. In addition, as of six months after receiving AVR-RD-01, the level of AGA enzyme activity for the first patient in our company-sponsored Phase 2 clinical trial of AVR-RD-01 remained above the range for males with classical Fabry disease. The second patient was dosed in our company-sponsored Phase 2 clinical trial of AVR-RD-01 on December 13, 2018. We recently held a pre-investigational new drug, or IND, meeting with the FDA to discuss the requirements to commence clinical trials in the United States, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the second half of 2019.

Preclinical data for both our Gaucher and cystinosis programs have demonstrated positive results and we expect that patients will begin to be dosed in Phase 1/2 clinical trials for both AVR-RD-02 (Gaucher) and AVR-RD-04 (cystinosis) in 2019. AVR-RD-03 for Pompe disease is currently in early preclinical development. We continue to seek opportunities to expand our approach to other rare and non-rare diseases. We plan to identify and develop future product candidates through our own internal research efforts as well as through collaborations with leading researchers worldwide.

Included in our process optimization efforts is the development of a detailed plan for the more cost efficient and scalable manufacturing of our product candidates. We are establishing global manufacturing capabilities to support all aspects of the development and, if approved, the eventual commercialization of our gene therapies, from lentiviral vector production to cell processing. We also utilize a cryopreservation process that we believe will allow for the global distribution and, if approved, commercialization of our gene therapies. Key to our strategy is to continuously improve our technology and production processes and to leverage these improvements across our gene therapies. We continue our move towards implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TDM conditioning regimen. These platform improvements have been designed with the intent of improving safety and enhancing the potency and long-term durability of our therapies. We are developing the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates.

Our Expertise

We are led by biopharmaceutical experts with extensive experience in gene and cellular therapy, and rare diseases. Our team has broad expertise in the clinical, regulatory and commercialization aspects of rare diseases as well as process development and manufacturing for cellular therapies. Members of our management team have held senior positions at Shire, Genzyme, Novartis, GlaxoSmithKline, Lonza and other companies pursuing development, manufacturing and commercialization of gene and cellular therapies and therapies to treat rare diseases.

Our Strategy

Our goal is to develop and commercialize potentially curative lentiviral-based gene therapies for patients and expand the use of this approach to treat a number of diseases potentially addressable by our ex vivo gene therapy candidates. Key elements of our strategy include:

•

Rapidly Advance Our Initial Gene Therapies Targeting Lysosomal Storage Diseases. We are initially targeting lysosomal storage diseases and are developing a deep pipeline of four gene therapies to treat Fabry disease, Gaucher disease, cystinosis and Pompe disease. We intend to rapidly advance these gene therapies into clinical trials and obtain initial efficacy data in patients from these development programs. AVR-RD-01 has been well tolerated and demonstrated significant increased enzyme activity to date in an ongoing investigator-sponsored Phase 1 clinical trial. We received approval from both the Australian and Canadian regulatory authorities to initiate our company-sponsored Phase 2 clinical trial for AVR-RD-01 and, on December 13, 2018, the second patient in this clinical trial was dosed at an Australian site. In 2018, we held a pre-IND meeting with the FDA to discuss the requirements to commence clinical trials in the United States, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the second half of 2019. In addition, we also expect enrollment in Japan for AVR-RD-01 to begin in 2020 following receipt of regulatory clearance. We are also planning to conduct a Phase 1/2 clinical trial of AVR-RD-02, and we expect patients will be dosed in that clinical trial the second half of 2019. In addition, an academic investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 is being planned and we expect patients will be dosed in that clinical trial in the second half of 2019. In addition, we intend to pursue pathways for accelerated review and approval of our product candidates by the FDA and international regulatory authorities through programs such as the Regenerative Medicine Advanced Therapies, or RMAT, program in the United States.

•

Implement our plato Platform with Refined Approach to Conditioning, Enhanced Vector Technology and Optimized Manufacturing Processes. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, and other related processes are important steps towards advancing the field of lentiviral-based gene therapy and realizing its full potential to treat a number of diseases. We are continuing our move towards implementing our commercial-scale plato platform, which we believe will serve as the foundation for our anticipated worldwide commercialization activities. Our current activities include moving our cell processing to an automated, closed system, transitioning to our proprietary four-plasmid-produced lentiviral vector, or LV2, and implementing a conditioning regimen that is administered using TDM. We have developed a manufacturing process that we believe is both reproducible and scalable and intend to leverage our core competencies to implement a closed, automated manufacturing system that will enable us to deliver our gene therapies to patients at an industrialized scale. In addition, with our planned changes to our conditioning regimen, we intend to use a single-agent myeloablative conditioning that is administered using TDM. We believe this will enable us to pursue early intervention for the treatment of lysosomal storage diseases and expand into a wide range of diseases where lentiviral-based gene therapy has not been previously utilized. We will continue to leverage advancements in stem cell transplantation in order to improve patient safety and tolerability of our lentiviral-based gene therapies.

•

Build Global Infrastructure to Reach Patients Across the World. Lysosomal storage diseases afflict patients globally and we intend to build global infrastructure in order to provide treatment to patients around the world. We currently intend to conduct clinical trials across multiple geographies, including the United States, Canada, Australia, Japan, Europe and Israel. We have established a global network of suppliers and contract manufacturing organizations, or CMOs.

•

Leverage Our Approach Beyond Our Initial Indications. We are initially developing gene therapies for the treatment of four different lysosomal storage diseases and believe that we will gain significant learnings and technical insights from these programs. We intend to leverage our technology and insights to treat a number of rare and non-rare diseases where we believe our lentiviral approach has transformative potential.

Our Approach

We develop therapies utilizing our ex vivo lentiviral-based gene therapy approach to transform a patient’s own cells into a drug product. Our gene therapies employ lentiviral vectors that are designed to result in stable integration of the desired genes in the chromosomes of the stem cells such that they are permanently maintained in the cell and can be reproduced as the cell divides. We focus on delivering our lentiviral-based gene therapies to patient-derived hematopoietic stem cells, which are primitive stem cells that develop into all types of blood cells, including white blood cells, red blood cells and platelets. To accomplish this, we harvest a patient’s hematopoietic stem cells and modify them ex vivo to add a new, functional copy of the gene that is defective in the target disease. We then infuse the modified cells back into the patient. Our gene therapies are designed to be administered to the patient as a one-time therapy following a TDM conditioning regimen.

We are initially focused on employing our approach to treat and potentially cure lysosomal storage diseases. These diseases have well-understood biologies, identified patient populations, established standards of care yet with significant unmet medical needs, and represent large markets with approximately $4.0 billion in worldwide net sales in 2017. We are industrializing our ex vivo lentiviral-based gene therapy approach into a robust, scalable and, if approved, commercially viable process that will allow us to deliver our potentially curative therapies to patients across different geographies with these and other serious monogenic disorders.

Advantages of Our Lentiviral-Based Gene Therapy Approach

We believe lentiviral-based gene therapy provides numerous advantages, including:

•

Durable Benefit. Lentiviral vectors have the potential to provide life-long benefits with a single dose. Lentiviral vectors can integrate stably into the genome of hematopoietic stem cells and, when these cells replicate, they pass the integrated genes on to their progeny cells.

•

Systemic Therapeutic Effect. Progeny cells circulate systemically and may migrate into tissues and therefore have the ability to provide therapeutic benefit to affected tissues and organs throughout the body. In addition, we believe that the conditioning regimen designed to be used as part of our plato platform may have the potential to allow our gene therapies to cross the blood-brain barrier, a feature which may yield therapeutic benefit in diseases that have a central nervous system component.

•	Function cell correction. Lentiviral-based gene therapy has the potential to restore functional proteins in CD34 stem cell daughter cells such as macrophages.

•

History of Safety. Over the past 10 years, no instances of insertional mutagenesis or leukemogenesis from lentiviral vectors have been observed in clinical trials in which over 200 total patients have been treated.

•

Broad Patient Applicability. Lentiviral-based gene therapies have been used to deliver treatments to patients of all ages, including children, and to patients who may be ineligible for other types of gene therapy due to the presence of preexisting antibodies that detect viral vectors and trigger the immune system to destroy the vector and cells infected by the vector.

•	Larger and Varied Payloads. In contrast to other viral vectors, lentiviruses have the capacity to carry larger gene sequences, which allow them to potentially address a large variety of indications.

Strategic Selection of Our Initial Indications

There are approximately 50 identified lysosomal storage diseases, which are characterized by an abnormal toxic build-up of by-products in the body’s cells. We are initially targeting Fabry disease, Gaucher disease, cystinosis and Pompe disease. Each of these diseases affects a meaningful number of patients, has a suboptimal standard of care with unmet medical need and, we believe, is appropriate for lentiviral-based gene therapy. We believe our approach addresses the shortcomings of existing therapies where patients’ disease continues to progress despite chronic dosing and that our approach has the potential to halt progression of these diseases.

Clinical proof of concept already exists for allogeneic bone marrow transplant in some lysosomal storage diseases, supporting the notion that transplantation of cells that produce normal enzyme can have clinical impact on disease. Experience with allogeneic bone marrow transplant in patients with Gaucher disease provides evidence to support our ex vivo gene therapy approach. Additionally, in cystinosis, transplant of human bone marrow and hematopoietic stem cells into a mouse model demonstrates proof of concept efficacy for transplant. Our ex vivo gene therapy approach allows patients to be their own cell donor, eliminating the need to find a matched bone marrow donor, while reducing the risk of complications related to the immunosuppression regimens required in allogeneic cell transplant in order to prevent both rejection and graft versus host disease,

Expanding the Utility of Lentiviral-Based Gene Therapy with TDM-Enabled Conditioning Regimen

A core part of our approach is to expand the use of lentiviral-based gene therapy to treat numerous diseases. We believe that we will be able to demonstrate durable effects in our targeted diseases utilizing a single myeloablative agent, busulfan, which we are transitioning to as part of implementing our plato platform. Busulfan is mildly immunosuppressive and is designed to be personalized to each patient using TDM to achieve the desired level of conditioning to allow for gene therapy administration while limiting complications. We believe our approach to conditioning has the potential for reduced short- and long-term toxicities and effective long-term engraftment. If realized, we believe these benefits may promote lentiviral-based gene therapy as a therapeutic option for less acutely severe diseases or diseases with approved therapies in which large unmet medical needs remain.

Prior to the reintroduction of ex vivo modified stem cells, a conditioning regimen is generally required to remove existing stem cells from the bone marrow in order to create space for the modified stem cells. Creating sufficient space in the bone marrow for the lentivirally-modified hematopoietic stem cells is required to enable the cells to engraft long-term and produce their progeny cells. Ablation requires the use of cytotoxic drugs that can transiently compromise the patient’s immune system, known as neutropenia, and ability to form blood clots, known as thrombocytopenia.

Since its first clinical use in 2003, lentiviral-based gene therapy has been observed to be well-tolerated in third parties’ clinical trials for rare diseases such as beta thalassemia, ALD, MLD and ADA-SCID. The use of ex vivo lentiviral-based gene therapies was initially restricted primarily to the most acutely severe diseases where the risks of the typical requirement for ablating the patients’ bone marrow, which significantly impairs those patients’ immune systems, had a clinically justifiable risk/benefit profile due to the novelty of the approach and the severity of the diseases. To date, over 200 patients have been treated with lentiviral-based gene therapies in third parties’ and our rare disease clinical trials, and we believe the technology can be developed for other serious conditions based on a rigorous risk/benefit assessment. The ablation procedure, also known as the conditioning regimen, is an inherent part of the ex vivo gene therapy treatment procedure, and is administered prior to the gene therapy. The more intensive the conditioning regimen, the greater the risk of toxicity. However, we believe the risk of toxicity can be managed through utilization of therapeutic drug monitoring, or TDM. We are refining our approach to conditioning to use a single-agent, myeloablative conditioning regimen administered in conjunction with TDM, which is designed to permit patients to receive appropriate levels of conditioning to promote long-term engraftment while seeking to lessen toxicity. Such an approach could potentially allow the conditioning regimen to be performed during a limited hospital stay or potentially through an outpatient procedure, on a case-by-case basis as may be directed by the patient’s physician. We believe our approach of choosing diseases where a single myeloablative conditioning agent, coupled with TDM, can manage patient tolerability, which has the potential to extend the reach of our gene therapies to a broad range of diseases as first-line therapies. Our goal is to broaden the applicability of lentiviral-based gene therapy by initially targeting diseases with tractable gene mutations, well-understood biology and that benefit from the sustained systemic delivery of an active protein.

plato: Our Commercial-Scale Platform

Since forming our company, we have centered our efforts on developing first-line gene therapies, based on preceding academic approaches. While we believe these approaches have been adequate for our development programs to date, key to our strategy is to continuously improve our technology and production processes and to leverage these improvements across our gene therapies. We have designed plato to serve as our commercial-scale platform for our anticipated future worldwide commercialization activities, and our platform improvements already include differentiated features such as cryopreserved end-product and streamlined three-day manufacturing. We are continuing our transition towards implementing our plato platform, including moving our cell processing to an automated, closed system, transitioning to utilizing our proprietary four-plasmid-produced lentiviral vector, which we refer to as LV2, and a refined approach to conditioning utilizing busulfan that is administered with TDM. If successfully implemented, we believe our plato platform will represent a significant advance in our industry towards achieving the quality and scale required for global commercialization of gene therapies. Our plato platform is designed to feature:

•

Large scale vector production: We expect to have manufacturing capabilities at 200-liter bioreactor scale in the second half of 2019, with vector production capable of treating a substantial number of patients per year.

•

Global reach: We intend to utilize an automated, closed system for manufacturing, which is designed to allow for the flexible production of our gene therapies. The automated, closed manufacturing system is portable with proprietary AVROBIO algorithms which allow for efficient establishment of manufacturing capabilities in multiple geographies that can be expanded or adjusted as our global supply requirements evolve. We believe this approach will facilitate global manufacturing and shipping of our gene therapies, and will promote access to our products by patients and caregivers.

•

Quality of manufacturing: Our platform is designed to utilize current good manufacturing practices, or CGMP, and we believe our automated, closed manufacturing system may result in less production variability and reduce the risk of operator error, while enhancing the potency of the drug product. We believe these features will improve the quality of our gene therapies that are produced.

•

Patient convenience: Our gene therapies are cryopreserved, which is a feature designed to promote a longer shelf-life. We believe that a longer shelf-life will allow patients and clinics to schedule treatment sessions with greater convenience.

•	Cost containment: Our platform is designed to control fixed and variable expenses associated with manufacturing our gene therapies.

In 2019, we plan to introduce three upgrades to our plato platform. These upgrades include moving our cell processing to an automated closed system, upgrading our lentiviral vector and implementing TDM using busulfan in our single-agent myeloablative conditioning regimen.

We believe the plato platform will form the backbone of our future commercialization efforts and our goal to take gene therapy mainstream. We intend to implement our planned upgrades from our plato platform in 2019 for clinical trials investigating AVR-RD-01 and AVR-RD-02. Specifically, we plan to transition to utilizing the plato platform for the majority of our company-sponsored Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease and at the initiation of our Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease.

Next Generation Vector Technology

We utilize our core expertise in the development and optimization of lentiviral vectors to continuously improve the vectors used in our gene therapies. We have made and expect to continue to make enhancements to our lentiviral vectors to improve efficacy, efficiency and safety. For example, clinical trials of AVR-RD-01 to date have utilized our original academic three-plasmid-produced lentiviral vector, which we refer to as LV1. In our ongoing Phase 2 clinical trial of AVR-RD-01 and for future planned trials of our product candidates, we intend to transition to utilizing our proprietary LV2. Our goal is to employ vectors that are state of the art and that can be produced in a cost-effective and scalable manner.

Automated, Closed Manufacturing System

Our team has significant experience in cell processing and commercial-scale cellular therapy manufacturing. We have developed and are implementing a detailed plan for more cost efficient and scalable manufacturing of our gene therapies. In contrast to a number of other gene therapy companies that have not developed their commercial scale plans from the outset, we are currently executing on our plans to move to a closed suspension bioreactor system for vector production, as well as a closed, automated system for manufacturing our gene therapy product. Our move to a closed, automated manufacturing system is expected to be complete by the end of 2019 as part of implementing upgrades from our plato platform. If successfully implemented, we believe our plato platform will feature the first automated, closed manufacturing system in CD34+ gene therapy.

Our manufacturing approach is intended to allow for the production of drug product using relatively small, discrete devices that can be placed in a clean room, which may reduce our reliance on large traditional clean rooms that are expensive to establish. We believe our manufacturing approach may result in greater flexibility in the location of manufacture and help to control costs associated with traditional manufacturing. In addition, we believe our automated manufacturing process may reduce operator error and yield greater consistency and less variability in the manufactured drug product.

We currently have a CMO partner for the production of our cellular drug product in Australia and we have established two CMO partners in the United States who are currently preparing for production with CGMP-readiness in process for AVR-RD-01 and AVR-RD-02. We also are in the process of establishing a CMO partnership in Europe.

Below are data generated as part of our comparability studies supporting our transition to LV2 and our automated manufacturing process. These data are derived from full-scale development runs using starting material from normal donors, as well as from a limited number of patient production runs. The results support our belief in the enhanced potency of the drug product produced using LV2 and the automated process, and show the improved efficacy of our optimized LV2 over our original LV1, as measured by increases in both vector copy number, or VCN, and enzyme activity. VCN refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell. We believe that our transition from LV1 to LV2 and the automated manufacturing process has the potential to increase transduction efficiency and VCN in the drug product that is delivered to the patient.

Increased % Transduction with LV2 and Automated Manufacturing Platform

Increased Vector Copy Number with LV2 and Automated Manufacturing Platform

Increased AGA Enzyme Activity with LV2 and Automated Manufacturing Platform

Optimization of Conditioning Regimen

The conditioning regimen that we have historically employed utilizes melphalan, a common chemotherapy drug, to ablate the patient’s bone marrow. As part of the upgrades to our plato platform, we intend to transition to utilizing busulfan, another chemotherapy drug, that has been in use since the 1950’s. Busulfan is indicated for use in combination with cyclophosphamide as a conditioning regimen prior to allogeneic stem cell transplantation for chronic myeloid leukemia. Busulfan is routinely used in conditioning regimens before allogeneic stem cell transplantations for both malignant and non-malignant conditions. It has also been used as a single-agent, or in combination with an immunosuppressive agent, such as cyclophosphamide, in conditioning regimens prior to ex vivo gene therapy transplants.

We believe that the transition to busulfan for our conditioning regimen may confer several advantages. For example, busulfan will permit utilization of TDM in our conditioning regimen, thereby enabling physicians to personalize the dosing to each patient by titrating over four days to enhance patient tolerability to the conditioning procedure and promote cell engraftment. By contrast, melphalan is administered once with no TDM, and may cause concern of conditioning-related toxicity across patients due to individual differences in metabolism of the drug. In addition, we believe that the utilization of busulfan in our single-agent myeloablative conditioning regimen may have the potential to allow our gene therapies to cross the blood-brain barrier, a feature which may yield therapeutic benefit in diseases that have a central nervous system component, such as Fabry disease, Gaucher disease, Pompe disease and other rare and non-rare diseases. Finally, our busulfan conditioning regimen is designed to create more space in the ablated bone marrow compared to melphalan and may increase the average VCN of the patient bone marrow following treatment with the drug product, which are features that we believe will promote better cell engraftment and durability of the gene therapy.

We are aware that there have been cases of therapy-related myelodysplastic syndrome, or t-MDS, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with pre-existing cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. However, we have reviewed over 700 published cases of busulfan exposure preceding bone marrow transplant, hematopoietic cell transplant, or ex-vivo gene therapy for non-malignant indications, of which 648 were from peer-reviewed literature. Of the 648 busulfan exposures reported in peer-reviewed literature, none of the cases reported t-MDS. Of the 67 exposures reported in non-peer-reviewed published abstracts, 66 reported no cases of t-MDS resulting from busulfan exposure, and in one case it was reported that a patient developed t-MDS. In that case, which has not yet been peer-reviewed, busulfan treatment was posited to be a contributing factor. We believe that due to the presence of other confounding factors in the patient, the cause of that patient’s t-MDS has not been conclusively determined. We also intend to utilize molecular cytogenetic screening to further reduce such risks to patients.

While the busulfan conditioning regimen is more intensive than the original conditioning regimen that utilizes melphalan, we believe it is still milder than some of the more aggressive conditioning regimens associated with gene therapies for other diseases, such as when busulfan is used in combination with cyclophosphamide, used at a higher dose, or when TDM is not applied. Furthermore, we believe our conditioning regimen may produce the desired effect while potentially allowing for a limited hospital stay or potentially for an outpatient procedure, on a case-by-case basis as may be directed by the patient’s physician.

Advantages of Our Approach over Existing Therapies

We believe our gene therapy solutions offer several potential advantages over existing therapies for lysosomal storage diseases, including:

•

Curative Impact That Can Halt or Reverse Disease Progression. Existing ERTs for Fabry, Gaucher and Pompe and oral therapies for cystinosis provide some therapeutic benefit to patients. However, because of their suboptimal pharmacokinetics, these ERTs only transiently increase plasma enzyme levels and the therapies for cystinosis require multiple doses throughout the day. In contrast, our lentiviral-based gene therapies are designed to enable the body to constantly produce the functional enzyme or other protein. This can potentially halt pathological damage and, depending on the targeted indication and organ system, may even reverse disease progression. Our lentiviral-based gene therapies may provide potentially curative treatment to patients. This concept is illustrated in the graphs below.

•

Durable, Single-Dose Treatment. Our gene therapies offer the potential for a single dose to replace life-long, bi-weekly infusions or daily oral therapies that are often accompanied by numerous side effects and impact patients’ quality of life. Our gene therapies are designed to transform the patient’s own cells into a drug product that enables the continuous delivery of functional enzyme or other protein throughout the body after a single dose.

•

Reduced Treatment Cost Over a Patient’s Lifetime. Existing ERTs and oral therapies can cost millions of dollars over a patient’s lifetime because these therapies require frequent doses of expensive treatments to manage symptoms. Our single-dose gene therapies are designed to replace the costly chronic intravenous and oral therapies that are the current standard of care for patients with lysosomal storage diseases.

Our Pipeline

Our initial gene therapies are AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-04 for the treatment of cystinosis and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a company-sponsored Phase 2 clinical trial, which we initiated on June 7, 2018. In addition, Phase 1/2 clinical trials for both AVR-RD-02 and AVR-RD-04 are being planned and we expect patients will be dosed in the second half of 2019. The status of our initial lentiviral-based gene therapy programs is reflected below.

AVR-RD-01, Our Gene Therapy for Fabry Disease

We are developing AVR-RD-01 for the treatment of Fabry disease. We manufacture AVR-RD-01 from stem cells that are first harvested from the patient, modified to add the gene that encodes for AGA, and then infused into the patient. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a company-sponsored Phase 2 clinical trial. To date, AVR-RD-01 has demonstrated significant increased enzyme activity in the first four patients treated in the investigator-sponsored Phase 1 clinical trial and the first patient in our company-sponsored Phase 2 clinical trial, for whom we have provided interim data. The fifth patient in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01 was dosed on February 21, 2019, completing enrollment in this investigator-sponsored clinical trial. On December 13, 2018, the second patient was dosed in our company-sponsored Phase 2 clinical trial of AVR-RD-01.

Disease Overview

Fabry disease is a rare lysosomal storage disease associated with significant morbidity and early mortality. It is caused by a gene defect that causes a deficiency of AGA, which breaks down a particular type of fat in the body’s cells known as globotriaosylceramide, or Gb3. As Gb3 and other related substrates increase in patients with Fabry disease, these become toxic to the patient’s cells. Gb3 and other glycosphingolipids accumulate and result in damage to the kidneys, heart and brain. Accumulation of Gb3 in tissues such as the heart and the vascular system can lead to life threatening vascular blockages and thus stroke and heart attacks. In addition, high levels of Gb3 substrate accumulation in the kidney can cause kidney failure. Gb3 can also accumulate in other tissues, such as the nervous system where it leads to debilitating pain. Due to end-stage renal disease and other life-threatening complications associated with Fabry disease, the average life expectancy in affected males is approximately 58 years of age.

Most patients with Fabry disease begin experiencing chronic pain in childhood but are often not diagnosed with Fabry disease until their twenties, due to a broad variation in patient symptoms. Over 1,000 gene mutations associated with Fabry disease have been identified. It is estimated that Fabry disease is diagnosed in approximately one in 40,000 males and one in 118,000 females in the United States, but studies have suggested that a larger number of patients may be undiagnosed.

Fabry disease is an X-linked disorder, meaning the gene that is responsible is located on the X chromosome. Because males have only one X chromosome, an abnormal copy of the gene that causes Fabry disease is sufficient to cause the disease. However, unlike other X-linked disorders, where female carriers of an abnormal gene are usually unaffected, Fabry disease also often causes significant morbidity in females who inherit one abnormal copy and one normal copy of the gene associated with the disease.

Limitations of Current Therapies

Fabry disease is primarily treated with periodic infusions of ERT consisting of AGA enzyme over the patient’s lifetime. The most commonly prescribed ERTs for Fabry disease are Fabrazyme, marketed by Sanofi Genzyme, and Replagal, marketed by Shire, which was acquired by Takeda Pharmaceutical Company Ltd. In 2018, Fabrazyme and Replagal generated worldwide net sales of over $855 million and $490 million, respectively. The annual average cost to the healthcare system per patient prescribed Fabrazyme in the United States is approximately $320,000. In addition, because ERTs are not curative and only slow, but do not halt, the progression of disease, patients deteriorate and the healthcare system incurs significant costs associated with recurring medical interventions.

Although ERT provides therapeutic benefit and can reduce Gb3 substrate levels and extend a patient’s life expectancy, ERT requires chronic infusions throughout the patient’s life. Patients prescribed ERT generally receive an infusion every other week. However, because of their suboptimal pharmacokinetics, ERTs only temporarily increase plasma enzyme levels. As a result, patients with Fabry disease prescribed ERT continue to have disease progression, including ongoing decline in renal function, potentially including renal failure, cardiovascular disease and ongoing debilitating pain including periods of severe pain crisis. Physicians report that patients have recurrence of symptoms as the therapeutic effect of ERT wanes between bi-weekly treatments.

Alternatives to ERT for patients with Fabry disease are limited. Galafold (migalastat), an oral therapy marketed by Amicus, was approved by the European Medicines Agency, or EMA, in May 2016, and by the FDA in August 2018. Amicus reports that only 35% to 50% of the gene mutations associated with Fabry disease are amenable to migalastat.

Our Solution

We are developing AVR-RD-01 to halt disease progression and potentially cure patients with Fabry disease with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-01 is a lentiviral-based gene therapy that contains a codon-optimized human gene and is designed to maximize the likelihood of sustained AGA production by hematopoietic stem cells and their progeny.

We believe that AVR-RD-01 offers a promising treatment for Fabry disease for the following reasons:

•

One-Time Delivery. Lentiviral-based gene therapy provides the potential to transform a patient’s own cells into a drug product that enables the continuous delivery of active enzyme throughout the body after a single dose.

•

Proven Biology. Years of observations of patients prescribed ERT indicate that even partial plasma AGA activity is associated with improved outcomes. Increased AGA enzyme activity is able to reduce Gb3 levels in multiple cells and tissues supporting the ability of AGA in the plasma to enter lysosomes and degrade Gb3 in a process referred to as cross correction.

•	Wide Therapeutic Window. We believe that even partial enzyme activity, if continuous, has the potential to provide long-term therapeutic benefit. A wide range of levels of plasma AGA activity has been demonstrated to be both safe and effective in preclinical studies, reducing the need for precise regulation of enzyme expression levels and reinforcing that overexpression of AGA is not associated with increased safety risks.

•	Mutation Independent. AVR-RD-01 is designed to increase plasma AGA levels in a patient’s cells, regardless of which of the more than 1,000 specific mutations underlie the patient’s disease.

Ongoing Multicenter Investigator-Sponsored Clinical Trial

In an ongoing Phase 1 clinical trial of AVR-RD-01 being conducted by the University Health Network, or UHN, and sponsored by Fabry Disease Clinical Research and Therapeutics, or FACTs, at three centers in Canada, a total of five patients with Fabry disease who have been treated with ERT for at least six months have been enrolled, and enrollment is complete. In this clinical trial, ERT for these patients is suspended one month prior to receiving AVR-RD-01 and ERT is then resumed one month after the AVR-RD-01 treatment and continued at bi-weekly intervals. The protocol has been amended to allow the investigator team, at their discretion, to discontinue ERT six months after treatment with AVR-RD-01. The fifth patient is the last to be enrolled and was dosed February 21, 2019.

The primary goal for this clinical trial is to assess the safety and toxicity of AVR-RD-01 as measured by the frequency or severity of clinically notable abnormal vital signs and laboratory values and the frequency or severity of treatment-related adverse events. The safety of our initial, academic-based conditioning regimen is also being assessed in this clinical trial.

A secondary objective for this clinical trial is to obtain preliminary efficacy signals of AVR-RD-01 therapy as assessed by AGA enzyme activity. Plasma AGA enzyme activity derived from administration of ERT decreases rapidly after administration with no residual plasma activity remaining approximately one day after treatment. To evaluate the ability of AVR-RD-01 to increase enzyme activity, the level of AGA activity was assessed in a patient immediately prior to the administration of the patient’s next dose of ERT, when limited or no plasma AGA activity from previously-administered ERT dose would be expected.

All five patients in this clinical trial have been dosed. To date, the treatment was generally well-tolerated. In addition, in the first four patients for whom we have provided interim data, all of whom are males with classical Fabry disease, the level of plasma AGA enzyme activity began to rise after infusion. Plasma AGA enzyme activity was observed to increase from nearly undetectable levels before treatment to a peak within six months after treatment, followed by a decline and trending to stablilize to levels above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml. We believe that the steep initial increase reflects AGA enzyme activity from the early progeny of the transduced stem cells, while the subsequent decline and stabilization in AGA enzyme levels reflect a shift from short term progenitor cells towards the gradual secretion of AGA enzyme by long-term engraftment cells that become more predominant over time.

As of 22 months after receiving AVR-RD-01, the first patient’s plasma AGA enzyme activity levels continued to be above the range for males with classical Fabry disease. Based on the level of endogenously produced enzyme activity, at the 18-month follow-up visit for this patient, the investigator team for the trial made a clinical decision to discontinue the bi-weekly ERT and the patient remains off ERT as of 22 months post-treatment with AVR-RD-01. Additionally, the third patient in this clinical trial voluntarily elected not to resume his regular bi-weekly treatment with ERT, and the patient remains off ERT as of six months post-treatment with AVR-RD-01. The second and fourth patients continue to receive concurrent ERT in accordance with the clinical trial protocol. Plasma AGA enzyme activity levels in the first, second, third and fourth patients remained above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml, as of twenty-two months, twelve months, six months and twenty-two days after treatment, respectively. We believe these preliminary results, particularly from the first two patients in the trial with longer-term AGA data points reported, support the potential of AVR-RD-01 to drive functional enzyme production for long durations.

Plasma AGA Activity* (nmol/hr/ml) Following Treatment with AVR-RD-01

	Day 0 (Infusion of AVR-RD-01)	3 Months	6 Months	12 Months	17 Months	22 Months
Patient 1	0.1	5.8	9.9	5.8	2.6	1.6
Patient 2	0.2	7.6	3.7	3.4	n/a	n/a
Patient 3	0.2	9.3	5.4	n/a	n/a	n/a

*	For patients on ERT, enzyme activity is measured at trough

As of twenty-two days after receiving AVR-RD-01, the level of AGA enzyme activity for the fourth patient was 10.9 nmol/hr/ml.

The below graph illustrates the levels of plasma AGA activity following AVR-RD-01 treatment in the four patients over various points in time.

Expression of Functional Plasma AGA*

*	For patients on ERT, enzyme activity is measured at trough.
*	Dotted line illustrative only.

All four patients are classical Fabry patients who were on ERT prior to the trial and who entered the FACTs trial with negligible endogenous AGA activity. Following treatment with AVR-RD-01, patients were observed to sustain endogenous enzyme activity levels above the threshold for classical Fabry disease.

The substrate, Gb3, and its toxic metabolite, known as lyso-Gb3 are considered surrogate markers for disease activity and treatment response for Fabry disease. In the case of ERT-naïve patients and patients who have discontinued ERT, we believe that reductions in Gb3 levels following treatment with gene therapy are likely driven by the therapeutic effect of gene therapy. The first patient in the investigator-sponsored Phase 1 clinical trial, who suspended ERT for one month following treatment with AVR-RD-01, discontinued ERT after 18 months post-treatment and currently remains off ERT. This patient had a plasma lyso-Gb3 value of 31 nmol/hr/ml on the day of treatment with AVR-RD-01 and this value was observed to rapidly decline following treatment and resumption of ERT, to 20 nmol/hr/ml and 13 nmol/hr/ml at one and three months, respectively. Even after discontinuation of ERT, the reduction in plasma lyso-Gb3 values was sustained, and remains below levels observed prior to treatment with AVR-RD-01. The third patient in this trial discontinued ERT one month prior to treatment with AVR-RD-01 and voluntarily elected not to resume ERT. This patient had a plasma lyso-Gb3 value of 52 nmol/hr/ml on the day of treatment with AVR-RD-01, and this value was observed to decrease to 33 nmol/hr/ml at three months.

Patient 1 Plasma Lyso-Gb3 Concentration Following Treatment with AVR-RD-01 in the

Ongoing Phase 1 Clinical Trial

The table below displays the average VCN counts in patients in the ongoing investigator-sponsored Phase 1 clinical trial following dosing and at subsequent measurement points.

Average VCN* in Nucleated Blood Cells for Patients Dosed with AVR-RD-01 in the

Ongoing Phase 1 Clinical Trial

	Patient 1	Patient 2	Patient 3	Patient 4
Drug Product VCN (day 4)	0.7	1.4	0.8	1.4
1 month VCN	0.4	0.8	0.2	n/a
3 month VCN	0.6	1.1	0.8	n/a
6 month VCN	0.4	0.4	0.5	n/a
9 month VCN	0.3	—	n/a	n/a
12 month VCN	0.2	0.4	n/a	n/a
17 month VCN	0.1	n/a	n/a	n/a
22 month VCN	0.1	n/a	n/a	n/a

*	Average VCN refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell, for a given cell population.

Preliminary results from this clinical trial also indicate the presence of lentiviral-vector inserted sequences in the blood and bone marrow of the first patient, which is a signal for successful transduction of the cells. An analysis of the bone marrow from the first patient in this clinical trial measured at 14 months following treatment with AVR-RD-01 suggests engraftment through this period.

Safety

Preliminary safety data indicate AVR-RD-01 was generally well-tolerated with no serious adverse events, or SAEs, related to study drug. Adverse events, or AEs, were consistent with expectations for the melphalan conditioning regimen prescribed by the study protocol. As of November 26, 2018, there were 79 AEs reported, 67 of which were assessed by the investigator as being possibly, probably or definitely related to protocol treatment or procedures (which includes apheresis, stem cell transplant procedure, blood draws, insertion of central catheters, drugs used for mobilization of stem cells and/or conditioning, and the drug product). No new AEs have been reported for the first patient since January 17, 2018 (12 months post-transplant), for the second patient since May 9, 2018 (seven months post-transplant), and the third patient since August 6, 2018 (four weeks post-transplant).

Only one event, the development of a left thigh mass, was originally reported as an SAE but has now been considered by the study investigator as not serious and has resolved in the patient. In addition, investigators observed a temporary suppression of neutrophils counts and thrombocytopenia in two patients which is expected as consequence of the conditioning regimen. These decreases were transient and not associated with any negative long-term impact on the patients. Neutrophil and platelet counts recovered after dosing. Because this clinical trial is ongoing, safety data are preliminary and subject to change. Subsequent to November 26, 2018, we have not been notified by the investigators in this clinical trial of any suspected unexpected serious adverse reactions related to the study drug.

Phase 2 Multinational Clinical Trial

We are sponsoring an open label, multinational Phase 2 clinical trial of AVR-RD-01. This study was initiated in June 2018 in Australia and enrollment in this Phase 2 clinical trial is ongoing. Eight to 12 treatment-naïve males, 16 years and older, with classical Fabry disease are expected to be enrolled in this trial. Our objectives for this trial are to assess safety and efficacy as measured by multiple indicators, such as AGA enzyme activity, lyso-Gb3 and Gb3 levels in blood and various tissues, kidney and cardiac function, gastrointestinal symptoms, and pain and quality of life scores. All enrolled patients will receive a single treatment with AVR-RD-01 and will be followed for 48 weeks to measure safety and efficacy. We received approval from both the Australian and Canadian regulatory authorities to initiate our Phase 2 clinical trial for AVR-RD-01. We also plan to submit applications to allow commencement of clinical trials in the United States to the FDA and in Japan to the Pharmaceuticals and Medical Devices Agency, or PMDA, following meetings with each of these respective regulatory authorities. For the United States specifically, in 2018 we held a pre-IND meeting with the FDA to discuss the requirements to commence clinical trials in the United States, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in 2019. The second patient in our Phase 2 clinical trial was dosed at an Australian site on December 13, 2018 and the data safety monitoring committee has approved the consenting of the third patient in this trial.

By the first month after treatment with AVR-RD-01, AGA enzyme activity was observed to increase in the first patient to levels well above the level associated with classical Fabry disease in males. These enzyme levels were sustained at three months and six months after treatment. As of six months after receiving AVR-RD-01, the level of AGA enzyme activity for the first patient was 2.9 nmol/hr/ml. In addition, during the first three months after treatment, we observed a rapid decline in lyso-Gb3 levels, which stabilized at significantly lower levels compared to those prior to treatment. Within six months of treatment with AVR-RD-01, skin biopsy assessment revealed that the first patient also achieved a substantial reduction in substrate inclusions in capillary endothelium of the skin. The skin biopsies were evaluated using a standard scoring system for Gb3 accumulation and clearance. The scoring system has a range of zero to 3, with a score of zero representing none or trace accumulation, and a score of 3 representing severe accumulation. This patient scored a 3 at baseline and scored a 2 at six months after treatment with AVR-RD-01, as assessed by two independent blinded readers. The first patient in this clinical trial, who never received ERT, had a plasma lyso-Gb3 level of 31 nmol/hr/ml at six months after treatment with AVR-RD-01, compared to 202 nmol/hr/ml prior to administration with AVR-RD-01. The observed increase and stabilization in AGA enzyme activity was observed to correlate with the observed reduction in plasma lyso-Gb3 levels.

Patient 1 AGA Enzyme Activity and Plasma Lyso-Gb3 Levels in the Ongoing Phase 2 Clinical Trial*

*	Dotted line represents AGA activity measured in serum.

For the first patient, the VCN measurement for the drug product was 0.7, and average VCN measurements at one month, two months, three months and six months post-treatment were 0.2, 0.2, 0.5 and 0.2, respectively.

Preliminary safety data from the ongoing Phase 2 study indicates that AVR-RD-01 was generally well-tolerated in both patients enrolled in the study.

As of January 1, 2019, there were 39 AEs reported, one of which was deemed by the investigator to be possibly, probably, or definitely related to drug product. AEs in this study can be assigned to more than one causality assessment.

As of January 1, 2019, five AEs were related to study procedures, 19 were related to the medication used in the conditioning regimen, seven were related to an underlying disease, and 10 were related to other causes.

As of January 1, 2019, four SAEs were reported, one pre-treatment and three post-treatment. No events were related to AVR-RD-01, and two events were related to the conditioning regimen. Because this clinical trial is ongoing, safety data are preliminary and subject to change.

After beginning stem cell mobilization but prior to undergoing the conditioning regimen and treatment with AVR-RD-01, the first patient experienced a seizure, which is categorized as an SAE but unrelated to the study drug, conditioning regimen or stem cell mobilization. This event has resolved in the patient. In addition, during a scheduled protocol visit seven days after dosing, the same patient reported nausea and vomiting and was admitted to hospital for fluid hydration. Because the nausea and vomiting warranted hospital admission, the event was categorized as an SAE, possibly related to the conditioning regimen; nausea and vomiting have resolved in the patient. A transient suppression of neutrophils and platelets, which is an anticipated consequence of the conditioning regimen, was also observed in the patient. The treating physician decided to monitor the patient in hospital until the patient’s neutrophil count increased. Neutrophil and platelet counts recovered after dosing. On June 20, 2018, the patient was discharged from the hospital six days after admission and 13 days after transplant. Nausea, vomiting and dehydration resolved as of June 15, 2018. In the opinion of the investigator, the event was unrelated to the study drug or stem cell mobilization, but was deemed probably related to the conditioning regimen.

The second patient experienced a post-treatment SAE of drug induced dermatosis seven days post-dosing. The rash was described as small, raised red bumps and were not painful. The patient was treated with hydrocortisone cream, and the rash appeared to be resolving after a single application and is continuing to resolve as of January 1, 2019. The patient was discharged from the hospital in less than 24 hours. In the opinion of the investigator, the relationship of the SAE to the procedure was not applicable and the relationship to stem cell mobilization, conditioning regimen and AVR-RD-01 was unknown.

An additional SAE of culture negative sepsis was reported in the second patient nine days after treatment on December 22, 2018. The patient was admitted to the hospital with a mild sore throat. His urine cultures were negative and his blood cultures were negative for both aerobic and anaerobic organisms. The patient was discharged from the hospital on the fourteenth day after transplant. In the opinion of the investigator, the relationship of the SAE to the conditioning regimen was definite and the relationship to stem cell mobilization and AVR-RD-01 was unrelated.

During our Phase 2 clinical trial, we plan to transition the lentiviral vector from LV1 to our optimized proprietary LV2 from our plato platform, which we believe will further improve the efficacy and further enhance the safety of our lentiviral-based gene therapy. Because this proposed transition only impacts the ex vivo cell transduction process, and not the actual AGA enzyme that is produced by the transduced cells, or drug product, we believe this transition will be supported with in vitro comparability studies.

Preclinical Data

AVR-RD-01 has been evaluated in multiple mouse models. Key observations from these preclinical studies serve as the foundation for our lentiviral-based gene therapy approach:

•	AGA cross correction occurs by which AGA in plasma was taken up into cells confirming that efficacy of AGA is not limited only to the cells that receive the gene therapy.

•	Lentiviral-based gene therapy targeting stem cells in mouse models of Fabry disease led to an elevated and sustained level of AGA enzyme activity in plasma.

Increased Enzyme Activity in Fabry Mouse Model After Receiving a Murine Equivalent of our

Drug Product, mAVR-RD-01

In a direct test of the ability of AVR-RD-01 to correct deficiencies in plasma AGA enzyme activity, a mouse model was created using a mouse strain in which the gene for AGA was inactivated. Human stem cells were harvested from patients with Fabry disease and the gene for AGA was added using the same lentiviral vector that was used to produce AVR-RD-01. This vector was then introduced to the mice. Twelve weeks following administration, the levels of Gb3 in both the spleen and liver were reduced to a statistically significant extent compared to mice that received unmodified cells from patients with Fabry disease. The FDA utilizes reported statistical measures when evaluating the results of a clinical trial, including statistical significance as measured by p-value as an evidentiary standard of efficacy, to evaluate the reported evidence of a product candidate’s safety and efficacy. If not otherwise specified, we used a conventional 5% or lower p-value

(p < 0.05) to define statistical significance for the data presented in this Annual Report on Form 10-K. Levels in other tissues such as the heart and kidney also showed downward trends in Gb3. This study demonstrated that:

•	Our lentiviral vector could efficiently transform human stem cells into a gene therapy.

•	Vector transduced human CD34 stem cells could engraft and replicate to produce progeny cells containing the AGA gene.

•	The AGA gene was expressed and functionally active post-treatment.

•	Cross correction of AGA produced by cells containing the functional AGA gene caused reductions in Gb3 in various tissues in the mouse model.

Significant Reduction in Gb3 Levels in Multiple Tissues in a NOD/SCID/Fabry Mouse Model

After Receiving LV-transduced human CD34+ cells

In addition, in a peer reviewed publication, overexpression of functional AGA with levels as high as 3,000 times the normal range in the mouse model over an 18 month period was not linked to toxicity or adverse effects as determined by long-term animal studies, implying a wide therapeutic window.

AVR-RD-02, Our Gene Therapy for Gaucher Disease

We are developing AVR-RD-02 for the treatment of Type 1 Gaucher disease. We will manufacture AVR-RD-02 from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for glucocerebrosidase, or GCase, and then infused into the patient. We plan to initiate a Phase 1/2 clinical trial for AVR-RD-02 in patients with Type 1 Gaucher disease and expect to dose the first patient in this clinical trial in the second half of 2019. In September 2018, we received no objections from Health Canada in connection with our Clinical Trial Application, or CTA, in Canada for this planned Phase 1/2 clinical trial. We have subsequently received no objections letters to two CTA amendments that update our manufacturing process and clinical protocol to be consistent with our plato platform. We are currently working with potential investigative sites in Canada, and have submitted this trial for institutional review board, or IRB, approval.

Disease Overview

Gaucher disease is a rare, autosomal recessive, lysosomal storage disease caused by a hereditary deficiency of functional GCase, an enzyme responsible for degrading glucocerebroside, a cell membrane building block, into glucose and lipids within lysosomes of cells. In patients with Gaucher disease, the recycling of glucocerebroside from the breakdown of old red and white blood cells is inhibited, leading to its accumulation in macrophages. These abnormal macrophages, known as Gaucher cells, accumulate in multiple organs, particularly the liver, spleen and bone marrow.

Gaucher disease is one of the most common lysosomal storage diseases. It is diagnosed in approximately one in 44,000 births worldwide and is more prevalent in certain ethnic groups, such as people of Ashkenazi Jewish heritage. Approximately 90% of patients suffering from Gaucher disease in western countries have Type 1 Gaucher disease, which manifests as multiple morbidities including enlargement of the spleen and liver, low red blood cells, or anemia, low platelet count, or thrombocytopenia, and bone abnormalities including bone pain, fractures and arthritis. Bruising, risk of bleeding and fatigue are common due to the thrombocytopenia and anemia. Compared with the general population, patients with Type 1 Gaucher disease have an approximately 20-fold increased risk of developing Parkinson’s disease. Type 1 Gaucher disease does not have manifestations of central nervous system symptoms.

Limitations of Current Therapies

Type 1 Gaucher disease is currently treated with bi-weekly infusions of ERT consisting of recombinant GCase over a patient’s lifetime. The most commonly prescribed ERTs for Gaucher disease are Cerezyme, marketed by Sanofi Genzyme, and VPRIV, marketed by Shire.

Although long-term ERT for Gaucher disease results in some therapeutic benefit, ERTs leave patients with significant unmet needs. Twenty-five percent of patients with Gaucher disease continue to experience physical limitations following two years of ERT, and a clinically significant percentage of patients continue to experience bone pain, thrombocytopenia and enlargement of spleen following ten years of ERT. In a published study of ERT therapy for Gaucher disease, six target goals were evaluated, including parameters for hemoglobin and platelet levels, spleen and liver volumes, and general bone pain and severe disabling bone pain known as bone crisis. Following at least four years of ERT in this study, approximately 60% of patients failed to achieve one or more of these six target goals.

In addition to ERTs, the FDA has approved several oral therapies for the treatment of Gaucher disease, including Zavesca (miglustat) marketed by Actelion and Cerdelga (eliglustat) marketed by Sanofi Genzyme. We believe these oral therapies also provide suboptimal treatment. Zavesca is approved as a second line therapy and is associated with significant toxicities, including diarrhea, weight loss and tremors. Cerdelga is not approved for use in children, has highly variable metabolism due to patient-to-patient genetic variations and is highly susceptible to interactions with other drugs.

Both ERTs and oral therapies for Gaucher impose significant costs on the healthcare system. In the United States, the annual average cost to the healthcare system per patient prescribed Cerezyme or VPRIV is between approximately $325,000 and $400,000. The annual average cost to the healthcare system per patient prescribed Cerdelga is approximately $250,000. In 2018, Sanofi Genzyme’s Cerezyme and Cerdelga together generated worldwide net sales of over $1.0 billion and Shire’s VPRIV generated worldwide net sales of approximately $362 million.

Our Solution

We are developing AVR-RD-02 to potentially cure patients with Type 1 Gaucher disease with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-02 is a lentiviral-based gene therapy that contains a codon-optimized human gene and is designed to maximize the likelihood of sustained GCase production in hematopoietic stem cells and their progeny.

Upcoming Clinical Trial

We plan to initiate a Phase 1/2 clinical trial of AVR-RD-02 in patients with Type 1 Gaucher disease and to begin dosing patients in this clinical trial in 2019. In September 2018, we received a “no objections” letter for the

CTA in Canada for this planned Phase 1/2 clinical trial. Our initial clinical trial will be an adaptive trial that will include both treatment-naïve patients and patients that are currently stable on ERT. We intend to enroll 8 to 16 patients, between the ages of 16 and 35, with Type 1 Gaucher disease. Patients currently prescribed ERT will cease treatment throughout the clinical trial. All enrolled patients will receive a single treatment with AVR-RD-02 and will be followed for 52 weeks to measure safety and efficacy. Our efficacy endpoints for this clinical trial will include measures of clinical efficacy, such as liver and spleen volumes, hemoglobin, platelet counts, bone pain and bone density measures along with other blood markers used in Gaucher disease.

Preclinical Data

AVR-RD-02 is based on extensive preclinical work from our collaborators at Lund University and leverages findings published in 2015 in Molecular Therapy which concluded that, in a Gaucher disease mouse model, a lentiviral-based gene therapy containing the gene for GCase could prevent the development and reverse clinically relevant signs of the disease.

In preclinical studies, a mouse model of Type I Gaucher disease exhibited increased glucocerebroside levels in the clinically-relevant tissues, the bone marrow, spleen and liver, and mimicked many of the same symptoms seen in patients such as an enlarged spleen. These preclinical studies assessed glucocerebroside levels, Gaucher cell infiltration, and spleen volume in the mouse model over 20 weeks following treatment with mAVR-RD-02.4 When mice with established disease were treated with AVR-RD-02, glucocerebroside levels decreased and symptoms such as an enlarged spleen were reversed within 20 weeks. Over this period, increased enzyme levels were observed in the bone marrow, spleen and liver in the mouse model. In addition, the mice that were treated with mAVR-RD-02 prior to manifesting symptoms did not develop symptoms of the disease. These data support the potential efficacy of AVR-RD-02 to prevent, as well as reverse, symptoms in patients with Gaucher disease.

mAVR-RD-02 Leads to a Significant Reduction in Glucocerebroside Levels

Across Multiple Clinically-relevant Tissues

[4]

The vector used in this preclinical study of mAVR-RD-02 was an academic vector of similar design to LV2, but also included a marker gene to enable tracking of the transduced cells in vivo. This marker gene was removed as it is not required in the clinic, and the transgene encoding functional glucocerebrosidase was inserted into the LV2 backbone.

Ex Vivo Lentiviral-based Gene Therapy Leads to a Significant Reduction in

Spleen Volume in a Mouse Model of Gaucher Disease

AVR-RD-04, Our Gene Therapy for Cystinosis

Together with University of California, San Diego, or UCSD, we are developing CTNS-RD-04, which we refer to as AVR-RD-04, for the treatment of patients with cystinosis. AVR-RD-04 is manufactured from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for cystinosin, and then infused into the patient. In December 2018, our collaborators at UCSD received clearance from the FDA for the IND application for CTNS-RD-04, and site opening activities have been initiated at UCSD. The academic investigator has submitted a grant application to secure funding for the planned academic sponsored Phase 1/2 clinical trial, and we expect the trial will open for enrollment in mid-2019 with the first patient anticipated to be dosed in the second half of 2019.

Disease Overview

Cystinosis is a rare, genetic, autosomal recessive, lysosomal storage disease caused by the accumulation of the amino acid cystine that is produced in the lysosomes of cells as the result of protein degradation. Cystine is normally transported through the lysosomal membrane to the cytosol where it is reutilized after its transformation to cysteine. In cystinosis, cystine accumulates inside the lysosomes because of a defect in the gene that encodes cystinosin, a protein that transports cystine across the lysosomal membrane. Cystine is poorly soluble and forms crystals as its concentration increases. These crystals build up and cause complications in many organs and tissues. The kidneys and eyes are especially vulnerable to damage, and the muscles, thyroid, pancreas and testes may also be affected.

The most severe form of cystinosis begins in infancy, causing poor growth and a particular type of kidney damage in which certain molecules, such as glucose, amino acids, phosphate, and bicarbonate, that should be reabsorbed into the bloodstream are instead eliminated in the urine. These renal problems ultimately lead to impaired growth and may result in soft, bowed bones, especially in the legs. By the time the patient is approximately two years old, cystine crystals may be present in the cornea, and the buildup of these crystals in the eye causes pain and an increased sensitivity to light. Untreated children with cystinosis may experience complete kidney failure by the age of ten. Other signs and symptoms that may occur in untreated patients, especially after adolescence, include muscle deterioration, blindness, inability to swallow, diabetes, thyroid and nervous system problems. More than 90% of untreated patients require a kidney transplant before the age of 20. It is estimated that cystinosis disease is diagnosed in approximately one in 170,000 people.

Limitations of Current Therapies

Cystinosis is currently treated with two oral formulations of cysteamine that enter the lysosome and stimulate the breakdown of cystine into products that do not require the cystinosin protein to be transported. Oral treatment can delay the development of kidney failure by six to ten years if it is started at a very early age, however it cannot prevent kidney failure or the development of other complications, such as the formation of cystine crystals in the cornea. The approved oral therapies for cystinosis are Procysbi (delayed release cysteamine bitartrate), marketed by Horizon Orphan and Cystagon (cysteamine bitartrate) marketed by Mylan and Recordati S.p.A. In 2018, Procysbi generated worldwide net sales of $155 million. The annual average cost to the healthcare system per patient prescribed Procysbi in the United States is between approximately $625,000 and $750,000.

Procysbi and Cystagon must be taken orally every 12 or six hours, respectively, leading to significant pill burden and compliance challenges. Because cysteamine works by directly binding to cystine, rather than through a typical small molecule that inhibits an enzyme or receptor, a substantial quantity is required. For adults, this can mean taking at least 12 capsules twice a day, every day. Oral therapy with cysteamine is associated with a high degree of noncompliance due to the frequency with which it must be dosed and the accompanying nausea, as well as the acrid sulfur smell that it produces in the breath and body. It has been estimated that only one third of patients are able to adhere to the strict dosing schedule. Studies have shown that adherence diminishes over time in adolescents and adults despite disease impact. Further, oral cysteamine treatment has no effect on ocular cystine crystals deposits, thus requiring patients to be treated with topical cysteamine eye drops which must be applied each hour the patient is awake.

Our Solution

We are developing AVR-RD-04 to potentially cure patients with cystinosis with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-04 is a lentiviral-based gene therapy containing a human gene for cystinosin designed to maximize the likelihood of sustained cystinosin production in hematopoietic stem cells and their progeny.

Upcoming Clinical Trial

In a planned Phase 1/2 clinical trial of AVR-RD-04 that will be conducted by our collaborators at UCSD, six patients with cystinosis who are currently being treated with cysteamine will be enrolled. Cystine levels in tissues such as white blood cells and skin will be followed in these patients as well as cystine crystal counts in the eye. Clinical parameters such as kidney function, muscle strength, bone density, and endocrine function will also be followed with the intent of identifying appropriate parameters to inform future clinical development. Our collaborators received clearance of an IND in the U.S. in December 2018. The study drug utilized in this trial will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this investigator-sponsored clinical trial.

Preclinical Data

In order to mimic the human disease, the mouse model for cystinosis has the gene for cystinosin disrupted, resulting in the inability of the cystinosin protein to transport cystine out of the lysosomes. This ultimately results in the accumulation of cystine in all tissues similar to that seen in patients with cystinosis. The ability of mouse stem cells modified with a lentiviral vector containing the gene for human cystinosin to treat cystinosis was then tested in the affected mice.

Introduction of mAVR-RD-04 into the diseased mice was observed to significantly lower cystine levels in tissues such as the liver, spleen and, in male mice, the kidney. These lower levels persisted until the end of the experiment at eight months. AVR-RD-04 treatment was also associated with potentially improved kidney function in male mice, thus addressing an essential clinical need in patients with cystinosis.

mAVR-RD-04 Leads to Lower Cystine Levels in Multiple Tissues in a Mouse Model of Cystinosis

In a separate experiment in this cystinosis mouse model, lentiviral-marked hematopoietic stem cell transplant using normal mouse stem cells led to the reduction of cystine crystals in the cornea, a clinically significant tissue in patients with cystinsosis. In this cystinosis mouse model, affected mice develop eye disease similar to humans, including crystal deposits in the cornea, central corneal opacification, loss of corneal cellular architecture and eventually a scarred, shrunken eye with no function. Published results from this study demonstrate that abundant hematopoietic stem cell-derived macrophages migrated into the cornea and provided functional cystinosin-bearing lysosomes to the corneal cells. The images below reflect the elimination of cystine crystals in the cornea of the mice following engraftment of the modified allogeneic stem cells. As the level of allogeneic stem cell engraftment increased, greater elimination of the cystine crystals was observed. This indicates that stem cells can migrate to the cornea and cross-correct corneal cells. This result demonstrates that it is possible to correct for the defective cystinosin gene in the eye indirectly through expression of the gene in hematopoietic cells.

Transplantation of Allogeneic Hematopoietic Stem Cells Results in Reduction of

Cystine Crystals in Corneas of Cystinosis Mice

AVR-RD-03, Our Gene Therapy for Pompe Disease

We are developing AVR-RD-03 for the treatment of Pompe disease. We will manufacture AVR-RD-03 from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for acid alpha glucosidase A, or GAA, attached to a peptide sequence known as a glycosylation-independent lysosomal targeting, or GILT, tag and then infused into the patient. AVR-RD-03 will incorporate a GILT tag because the GILT tag has been found to increase the uptake of GAA into cells, especially in muscle cells by a multiple of 25, which is a particularly important target tissue for patients with Pompe disease and a target tissue that is considered difficult to access for ERT. AVR-RD-03 is designed to incorporate a proprietary potent promoter to increase volume of system enzyme in circulation.

Disease Overview

Pompe disease is a rare, autosomal recessive lysosomal storage disease caused by a mutation in the gene that encodes for GAA that results in the buildup of glycogen, a complex sugar, in the body’s cells. The accumulation of glycogen in certain organs and tissues, especially muscles, impairs normal tissue and organ function. Patients with Pompe disease experience serious muscle related problems, including progressive muscle weakness, especially in the legs and trunk, and the muscles that control breathing. As the disorder progresses, breathing problems can lead to respiratory failure.

The overall diagnosed incidence of Pompe disease is estimated to be approximately one in 58,000 people although frequency and disease progression varies with age of onset, ethnicity and geography. Overall diagnosed incidence of Pompe disease is projected to increase to one in 22,000 people as it is increasingly included in newborn screening panels.

The severity of Pompe disease symptoms and rate of progression is highly variable and correlated with age of symptom onset and the degree of enzyme deficiency. Infantile or early onset disease, the most severe form of Pompe disease, accounts for approximately 25% of all affected patients. Those with early-onset disease are usually diagnosed in the first few months of life and is associated with cardiomyopathy. Left untreated, these patients can die due to heart failure, respiratory distress or malnutrition resulting from feeding difficulties within the first year of life. Patients with late-onset disease typically have higher enzyme levels and usually have symptoms such as reduced mobility and respiratory problems but are not at increased risk of developing cardiomyopathy. Late-onset patients experience progressive difficulty walking and respiratory decline. While life expectancy can vary, Pompe disease is a life-limiting disease that can result in death due to complications from respiratory failure.

Limitations of Current Therapies

Pompe disease is currently treated with ERT delivered by bi-weekly intravenous infusion. The only approved therapy for Pompe disease is Lumizyme (known as Myozyme outside of the United States), marketed by Sanofi Genzyme, which generated worldwide net sales of over $950 million in 2018. The annual average cost to the healthcare system per patient prescribed Lumizyme in the United States is approximately $500,000.

Though patients treated with ERT for Pompe disease have improved survival and respiratory function, ERT is not curative, and patients in long-term observational studies continue to have increased risk of heart failure and have residual muscle weakness including difficulties swallowing with risk of aspiration. One challenge with ERT treatment for Pompe disease is that a standard dose requires approximately twenty-fold more enzyme compared to standard doses for Fabry or Gaucher diseases. Large doses of Lumizyme that are delivered systemically in order to achieve potentially therapeutic levels in the target tissues result in approximately 90% of patients developing antibodies against the therapy. These antibody responses may impact both the efficacy and safety of Lumizyme. The FDA approval of Lumizyme carries a black box warning related to the risk of severe allergic and immune mediated reactions, including life-threatening anaphylaxis.

Our Solution

We are in early preclinical development of AVR-RD-03 to potentially cure patients with late-onset Pompe disease. We are developing AVR-RD-03 to be a gene therapy product containing a codon-optimized human gene for GAA attached to a GILT tag designed to increase uptake of GAA in muscle cells. AVR-RD-03 will target patients with late onset Pompe disease, which represent the majority of patients with this disease. In addition, we believe that the utilization of busulfan in our conditioning regimen may have the potential to allow AVR-RD-03 to cross the blood-brain barrier, a feature which may yield therapeutic benefit.

Preclinical Data

Published preclinical results from a mouse model of Pompe disease support the potential of lentiviral-based gene expression of GAA to prevent some of the symptoms of GAA deficiency. These results also demonstrated the need to further increase the uptake of GAA into muscle cells to treat patients, which is a known challenge for ERTs and leads to the use of large quantities of enzyme to attempt to deliver effective treatment levels.

In these published preclinical results from a mouse model of Pompe disease, treatment utilizing a lentiviral vector encoding GAA led to increased levels of active enzyme across multiple organs and tissues, including clinically relevant tissues such as heart and diaphragm. This enzyme activity was correlated with reductions in glycogen storage in these tissues. While reduction in left ventricular mass and normalization of heart rate were observed in the mouse models seven to eight months following treatment with this lentiviral-based gene expression of GAA, only lesser improvements in other muscles, such as skeletal muscle strength, were observed.

We believe we can use a GILT tag to address the known challenges of skeletal muscle uptake in patients with Pompe disease. Attachment of a GILT tag to a particular protein can increase the effective uptake of that protein into target tissues. We are designing AVR-RD-03 to use a GILT tag to facilitate GAA uptake into cells and thereby reduce the therapeutically required amount of GAA produced by a patient’s cells following gene therapy treatment.

In mouse models of Pompe, administration of recombinant GAA with the GILT tag demonstrated significant reduction in glycogen in cardiac and skeletal muscles as compared to the administration of recombinant GAA alone. We licensed GILT tag technology from BioMarin and are incorporating a GILT tag into our lentiviral vector with the goal of the patient producing GILT-tagged GAA following treatment with AVR-RD-03.

GILT-tag Version of Recombinant Human (rh)GAA Impact on Levels of Stored Glycogen

Compared to non GILT-tagged Recombinant Human (rh)GAA

Manufacturing

Industrializing Our Gene Therapies Through Our Outsourced Manufacture and Supply Network

We are establishing global manufacturing relationships that will provide us with drug product manufacturing capabilities to support all aspects of the development and eventual commercialization of our gene therapies. Our team has leveraged their broad expertise in the manufacturing of gene and cellular therapies to build a global network of CMO partners for the development and manufacture of drug products and outsourced suppliers for the supply of vectors and plasmids. We believe that our third-party CMO partners and suppliers have capacity to accommodate current and future clinical trials and we are continuing to build a global network that will have capacity to generate sufficient quantities to meet our expected commercial needs.

To optimize production of our gene therapies, we are moving our cell processing to an automated, closed system using disposable supplies. We believe this industrialized manufacturing process will enable a repeatable approach through which we can design and manufacture commercially viable lentiviral gene therapies to potentially treat a large variety of genetic disorders. We expect that our automation of the manufacturing processes will further increase our CMO partners’ manufacturing capacity.

Producing a Patient’s Gene Therapy

We start the process to produce a patient’s gene therapy with the mobilization of a patient’s stem cells from the bone marrow to the blood stream and isolate them using a standard procedure used in stem cell transplants. We then treat these cells with a lentiviral vector to insert a functional copy of the gene that is defective in the target disease in a 48-hour process. We preserve patients’ modified cells at a very low temperature, using cryopreservation to maintain the cellular material in optimal condition until it is thawed prior to being infused into the patient. The cryopreservation allows us to conduct a number of tests to validate the modified cells prior to introducing them into the patient. We believe cryopreservation will also enable us to supply our products globally, as well as significantly increase the convenience of infusion scheduling for clinicians and patients, compared to fresh ex vivo gene therapy products that may have shelf-lives of only a few hours.

Prior to infusion of the gene therapy-modified cells into the patient, the patients undergo a conditioning regimen to remove some of the patient’s unmodified cells from the bone marrow to create sufficient space for the modified hematopoietic stem cells to engraft and produce their progeny. The conditioning regimen used in our approach for AVR-RD-01, AVR-RD-02 and AVR-RD-03 may be administered in either an inpatient or an outpatient treatment setting on a case-by-case basis as may be directed by the patient’s physician.

After the conditioning regimen is complete, the lentivirally-modified stem cells are infused into the patient by intravenous administration in an outpatient setting. After infusion, these cells engraft into the bone marrow, replicate and differentiate into all the various types of blood cells that will distribute throughout the body. These widely distributed cells lead to sustained expression of the desired therapeutic enzyme or other protein. The sustained expression of the functional enzyme or protein is a direct substitute for the protein currently delivered by ERTs, which require periodic infusions.

Intellectual Property and Other Barriers to Entry

The proprietary nature of, or protection for, our gene therapy technology, our product candidates, our production methods and supply chain are an important part of our strategy to develop and commercialize novel therapies. To maximize the commercial opportunity for our gene therapies, if approved, we and our partners have been building and continue to build barriers to entry by our competitors, including:

•	We in-license and develop know-how, including data, relating to certain of our product candidates.

•	We rely on trade secret protection to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

•	Our management team has significant experience in cell processing and commercial-scale cellular therapy manufacturing. Leveraging this experience, we are building our global network of suppliers and CMO partners which combines their expertise in vector manufacturing with a closed, automated manufacturing system, all utilizing CGMP.

•

Our gene therapies are designed to potentially provide a curative benefit. If our gene therapies are approved before any other potentially curative treatments, we believe the benefits of our approach and the resulting first mover advantage may provide meaningful disincentive for companies seeking to develop potentially curative therapies that may compete with our own. See “—Competition.”

•

We are developing therapies to treat rare diseases and expect to pursue orphan-drug designation in the United States and similar protection outside of the United States. To date, we have received from the FDA orphan-drug designation for AVR-RD-01 for the treatment of Fabry disease. These and other regulatory exclusivities, if granted or applicable, can prevent competitors, during the exclusivity period, from obtaining regulatory approval of the same drug or biological product for the same indication. See “—Government Regulation.”

•	We currently in-license, and we expect to file our own, patents and patent applications relating to certain of our product candidates.

We have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc. and GenStem Therapeutics, Inc. directed to compositions and methods related to the manufacture and use of certain of our gene therapies. In addition, we have in-licensed certain intellectual property rights and know-how from the University Health Network and affiliates of Lund University. For example, we have in-licensed know-how and data related to AVR-RD-01, including certain information about the vector and its use, from University Health Network, and we have in-licensed know-how and data related to AVR-RD-02, including certain information about the vector and its use, from certain academic scientists affiliated with Lund University. Each of our licenses are limited to particular fields, such as Fabry disease, Gaucher disease, Pompe disease, or cystinosis, and are subject to certain retained rights. We do not control the prosecution and maintenance of all of our in-licensed patents and patent applications, and our rights to enforce the patents are limited in certain ways. For additional detail regarding the risks associated with our license agreements see “Risk Factors—Risks Related to Intellectual Property.”

As of March 15, 2019, our in-licensed patent portfolio relating to certain of our gene therapies included the following:

•

AVR-RD-03: two United States (U.S.) patents, projected to expire in 2022 and 2023, and one U.S. patent application, which if granted, would be projected to expire in 2029, as well as corresponding patents and patent applications in certain foreign jurisdictions, as they pertain to compositions and methods for promoting lysosomal uptake of acid alpha-glucosidase and the treatment of Pompe disease. These patents and patent applications are licensed to us by BioMarin and relate to the GILT tag; and

•

AVR-RD-04: one international patent (PCT) application, which, if pursued and granted in the United States, would be projected to expire in 2038, containing claims directed to hematopoietic stem cells expressing cystinosin and methods of using the same for the treatment of cystinosis. This patent application is licensed to us by GenStem Therapeutics, and GenStem obtained its rights from the University of California, San Diego.

The term of any given patent depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the application, subject to the timely payment of maintenance fees, among other considerations. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed commonly owned patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In certain foreign jurisdictions similar extensions as compensation for regulatory delays are also available. The actual protection afforded by a patent varies on a claim by claim and country by country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Currently, we do not own or license patents or patent applications related to our AVR-RD-01 or AVR-RD-02 product candidates. We rely, in some circumstances, on trade secrets and unpatented know-how that is either owned by or licensed to us to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors.

License Agreements

Exclusive License Agreement with University Health Network

In November 2016, we entered into a license agreement with University Health Network, or UHN, pursuant to which UHN granted us an exclusive worldwide license under certain intellectual property rights and a non-exclusive worldwide license under certain know-how, including certain rights to data, in each case subject to certain retained rights, to develop, commercialize and sell products for use in the treatment of Fabry disease. Intellectual property licensed to us under this agreement relates to our Fabry program. In addition, for three years following the execution of the agreement, UHN granted us an exclusive option to obtain an exclusive license under certain improvements to the licensed intellectual property rights as well as an exclusive option to negotiate a license under certain other improvements. Under the terms of the agreement, we are required to meet certain performance milestones within specified timeframes. UHN may terminate the agreement if we fail to meet these performance milestones despite using commercially reasonable efforts and we are unable to reach agreement with UHN on revised timeframes.

As consideration for the licenses, we paid to UHN a one-time upfront fee in the amount of C$75,000 and are obligated to pay an additional annual fee until the first sale of a licensed product in certain markets. We are also required to make payments to UHN in connection with the achievement of certain development and regulatory milestones, in an aggregate amount of C$2.45 million, as well as royalties on a country-by-country basis of a low to mid-single digit percentages on annual sales of licensed products and a lower single digit royalty in certain circumstances. Additionally, we will pay a low double-digit percentage of all sublicensing revenue. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the latest to occur of the expiration or termination of the last valid claim under the licensed patent rights in such country (if and when any such patent rights come into existence under the license agreement in the future), the tenth anniversary of the first commercial sale of such licensed product in such country and the expiration of any applicable regulatory exclusivity in such country.

In addition, under this agreement we made a philanthropic commitment to donate funds to organizations for the benefit of the Canadian Fabry community in an amount equal to a low double-digit percentage of our royalty payments and regulatory milestone payments, up to a maximum amount of C$500,000 in any calendar year.

Unless terminated earlier, this exclusive license agreement with UHN will expire upon the expiration of our royalty obligation for all licensed products. Either we or UHN may terminate the license agreement if the other party commits a material breach and fails to cure such breach within a certain period of time. UHN may terminate this agreement if we enter into bankruptcy or insolvency. We may terminate this agreement for any reason upon notice to UHN.

License Agreement with Lund University Rights Holders

In January 2017, we entered into an exclusive license agreement with Prof. Stefan Karlsson and Dr. Maria Dahl, affiliates of Lund University, pursuant to which Prof. Karlsson and Dr. Dahl, and certain other relevant rights holders that may have an interest in intellectual property generated under a research project we are funding with Lund University, granted to us an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. Intellectual property licensed to us under this agreement relates to our Gaucher program.

As consideration for the license, we are required to make payments in connection with the achievement of certain milestones up to an aggregate of $550,000.

Our license agreement with the rights holders expires on the latest of (i) the twentieth anniversary of the end of a certain research project we are funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither we nor any of our sublicensees or partners or contractors are commercializing a licensed product. Either we or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings.

License Agreement with BioMarin Pharmaceutical Inc.

In August 2017, we entered into a license agreement with BioMarin Pharmaceutical Inc., or BioMarin, pursuant to which BioMarin granted us an exclusive worldwide license under certain intellectual property rights related to GILT tags owned or controlled by BioMarin to develop, commercialize and sell retroviridae-based gene therapy products for use in the treatment of Pompe disease. Under the terms of the agreement, we must use commercially reasonable efforts to develop and commercialize one or more licensed products in the United States and certain European countries. In addition, we are required to initiate an IND-enabling pharmacology/toxicology study of a licensed product within a specified period of time.

As consideration for the license, we paid an initial license fee in the amount of $500,000 and issued 233,765 shares of our Series B preferred stock to BioMarin at the time of our Series B financing. We are also obligated to make payments to BioMarin upon achievement of certain milestones up to an aggregate of $13 million and pay to BioMarin a low single digit royalty percentage on net sales of licensed products covered by patent rights in a relevant country. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the latest to occur of the expiration or termination of the last valid claim under the licensed patent rights in such country, which is currently projected to occur in 2029, the tenth anniversary of the first commercial sale of such licensed product in such country and the expiration of any applicable regulatory exclusivity in such country.

Unless terminated earlier, our license agreement with BioMarin will expire upon the expiration of our royalty obligation for all licensed products throughout the world. Either we or BioMarin may terminate the license agreement if the other party commits a material breach and fails to cure such breach within a certain period of time. BioMarin may also terminate the agreement in the event of any challenge or opposition to the licensed patent rights or related actions brought by us or our affiliates or sublicensees, or if we, our affiliates or sublicensees knowingly assist a third party in challenging or otherwise opposing the licensed patent rights, except as required under a court order or subpoena. In addition, BioMarin may terminate the agreement upon our bankruptcy or insolvency. We may terminate the agreement for any reason upon notice to BioMarin.

License Agreement with GenStem Therapeutics, Inc.

In October 2017, we entered into a license agreement with GenStem Therapeutics, Inc., or GenStem, pursuant to which GenStem granted us an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem related to our cystinosis program, including certain rights licensed to GenStem from the University of California, San Diego, to develop, commercialize and sell products for use in the treatment of cystinosis. Under the terms of the agreement, we must use commercially reasonable efforts to develop and commercialize one or more licensed products in the United States and in at least one country from other specified markets. We also agreed to comply with certain access requirements consistent with the California Institute for Regenerative Medicine regulations and to manufacture certain licensed products substantially in the United States.

As consideration for the license, we paid an initial license fee in the amount of $1 million and are required to make payments upon completion of certain development milestones up to an aggregate of $16 million. Additionally, we will pay to GenStem a tiered mid to high-single digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third party sublicensees. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, which is currently projected to occur in 2038, whichever is later.

Unless terminated earlier, our license agreement with GenStem will terminate upon the expiration of our royalty obligation for all licensed products throughout the world. Either we or GenStem may terminate the license agreement if the other party commits a material breach and fails to cure such breach within a certain period of time. In addition, we may terminate the agreement for any reason upon notice to GenStem.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include larger pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as academic institutions, government agencies and private and public research institutions. Key competitive factors affecting the commercial success of our gene therapies are likely to be efficacy, safety and tolerability profile, reliability, convenience, price and reimbursement.

The market for treatment of lysosomal storage diseases is especially large and competitive. The gene therapies we are currently developing, if approved, will face competition.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize and may render our gene therapies obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our gene therapies. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our gene therapies non-competitive or obsolete. See “Risk Factors—Risks related to the discovery and development of our product candidates—We face significant competition and our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our product candidates,” and elsewhere in this Annual Report on Form 10-K for more information regarding competitors and competitive products.

Government Regulation

In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Each clinical study protocol for a gene therapy product must be reviewed by the FDA and, in some instances, the National Institute of Health, or NIH, through its Recombinant DNA Advisory Committee, or

RAC. FDA approval must be obtained before the marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. The CBER works closely with the NIH and its RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in INDs for gene therapies.

Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical studies may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical study site before each study may be initiated;

•

performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•

submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with CGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA;

•	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and

•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Science Policy, or OSP, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations, at one of its quarterly public meetings. The OSP will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OSP web site and may be accessed by the public.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. An IND is a request for authorization from the FDA to ship an unapproved, investigational product in interstate commerce and to administer it to humans, and must become effective before clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an IRB at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Clinical research involving recombinant DNA that is subject to NIH guidelines also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Clinical studies typically are conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for approval and product labeling.

Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH has a publicly accessible database, the Genetic Modification Clinical Research Information System which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies.

Concurrent with clinical studies, companies usually complete additional animal studies and also must develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with CGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical studies of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a ‘‘filing’’ decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with CGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with GTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure CGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical studies, sometimes referred to as Phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

Expedited Development and Review Programs

The FDA has various programs, including Fast Track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. These programs do not change the standards for approval but may expedite the development or approval process. To be eligible for fast track designation, new drugs and biological products must be intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. One benefit of fast track designation, for example, is that the FDA may consider for review sections of the marketing application for a product that has received Fast Track designation on a rolling basis before the complete application is submitted.

Under the breakthrough therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the Fast Track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible.

Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA’s goal is to review an application in six months, compared to ten months for a standard review.

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Regenerative Medicine Advanced Therapies Designation

As part of the 21st Century Cures Act, enacted in December 2016, Congress amended the FD&C Act to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to CGMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the CGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of CGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with CGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain CGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.

A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The Patient Protection and Affordable Care Act, or Affordable Care Act or ACA or PPACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Government Regulation outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a Clinical Trial Application, or CTA, must be submitted for each clinical trial to each country’s national health authority and an independent ethics committee, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical study may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, region-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	The second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	The applicant consents to a second orphan medicinal product application; or

•	The applicant cannot supply enough orphan medicinal product.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies must be conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the gene therapies for which we obtain approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

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

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines, imprisonment and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.

Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our gene therapies outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Notably, on January 21, 2019, Google was fined almost $57 million by French regulators for violating GDPR.

European Data Collection

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive, and as of May 25, 2018 the GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjects drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposes a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been a number of significant changes to the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments asserted to be owed to third-party payors. In addition, CMS finalized regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs, and change the definition of “negotiated prices” and add a definition of “price concession” to the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business.

The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plan, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress will likely consider other legislation to replace or modify elements of the Affordable Care Act. We continue to evaluate the effect that the Affordable Care Act and its possible repeal, replacement or further modification could have on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2027 unless additional Congressional action is taken. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in proposing and passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Finally, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA -approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that foreign federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, if approved, or additional pricing pressures.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any gene therapies for which we obtain regulatory approval. In the United States and markets in other countries, sales of any gene therapies for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payers. Third-party payers include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payer will pay for the product. Third-party payers may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payer not to cover our gene therapies could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, coverage and reimbursement for products can differ significantly from payer to payer. One third-party payer’s decision to cover a particular medical product or service does not ensure that other payers will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.

As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately and will be a time-consuming process.

Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive clinical trials in order to demonstrate the medical necessity and cost-effectiveness of such product, in addition to the costs required to obtain regulatory approvals. If third-party payers do not consider a product to be cost-effective compared to other available therapies, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Employees

As of December 31, 2018, we had 49 full-time employees, 20 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 35 employees are engaged in research and development activities and 14 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Website Access to Reports

We are subject to the informational requirements of the Exchange Act and are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings at the SEC’s website at www.sec.gov. We also maintain a website at www.avrobio.com. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Annual Report on Form 10-K.

Risks related to our financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We incurred net losses of $46.4 million and $18.6 million for the years ended December 31, 2018 and 2017, respectively. We historically have financed our operations primarily through private placements of our preferred stock and our initial public offering of our Common Stock. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01;

•	initiate additional clinical trials and preclinical studies for our other product candidates;

•	seek to identify and develop or in-license additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	continue our implementation of our plato platform as we seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;

•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;

•	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and

•	continue to transition our organization to operating as a public company.

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

We are a development-stage company founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates and establishing research and development and manufacturing capabilities. Although we initiated our ongoing Phase 2 clinical trial for AVR-RD-01 in June 2018, we have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a clinical or commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks related to the discovery and development of our product candidates

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, the implementation of our plato platform with our planned upgrades, including our transition to TDM conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, we have not yet dosed any patients using our plato platform, which we plan to utilize for the majority our ongoing Phase 2 clinical trial for AVR-RD-01. The transition to LV2 or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 or manufactured using this automated system will achieve the same favorable preliminary results observed to date in the Phase 1 clinical trial of AVR-RD-01.

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

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or NIH, also are potentially subject to review by the NIH Office of Science Policy’s Recombinant DNA Advisory Committee, or the RAC, in limited circumstances. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and authorized its initiation. Conversely, the FDA can put an investigational new drug application, or IND, on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s institutional biosafety committee, or IBC, as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial and may determine that RAC review is needed. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

The FDA continues to develop its approach to assessing gene and cell therapy products. For example, the agency has released a series of draft guidance documents relating to, among other topics, various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. We cannot be certain whether such guidance will be relevant to or have an impact on our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including multiple reported cases of leukemia, myelodysplastic syndrome and death seen in other clinical trials. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional mutagenesis by the vectors, leading to malignant transformation of transduced cells. While our lentiviral gene therapy approach is designed to avoid immunogenicity against the vector after administration, there can be no assurance that patients would not create antibodies that may impair treatment. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

In addition to side effects caused by our product candidates, the conditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, also can cause adverse side effects. A gene therapy patient is generally administered one or more myeloablative drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified gene-corrected stem cells to engraft and produce their progeny. This procedure transiently compromises the patient’s immune system, known as neutropenia, and ability to form blood clots, known as thrombocytopenia.

We are planning to implement a transition, beginning in 2019 in connection with our company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that is currently used. The use of this conditioning regimen is designed to utilize therapeutic drug monitoring, or TDM, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. While we anticipate that the conditioning regimen may be performed during a limited hospital stay or potentially through an outpatient procedure, on a case-by-case basis as directed by a patient’s physician, we cannot guarantee that the conditioning will not require a lengthier hospitalization. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in the ongoing investigator-sponsored Phase 1 clinical trial and our ongoing company-sponsored Phase 2 clinical trial of AVR-RD-01, several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, were observed. While such adverse events in connection with conditioning is expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, AVR-RD-01 or our other product candidates for any or all targeted indications. We are aware that there have been cases of therapy-related myelodysplastic syndrome, or t-MDS, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with pre-existing cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. However, we have reviewed over 700 published cases of busulfan exposure preceding bone marrow transplant, hematopoietic cell transplant, or ex-vivo gene therapy for non-malignant indications, of which 648 were from peer-reviewed literature. Of the 648 busulfan exposures reported in peer-reviewed literature, none of the cases reported t-MDS. Of the 67 exposures reported in non-peer-reviewed published abstracts, 66 reported no cases of t-MDS resulting from busulfan exposure, and in one case it was reported that a patient developed t-MDS and that busulfan treatment was posited to be a contributing factor. That case has not yet been peer-reviewed, and we believe that due to the presence of other confounding factors in that patient, it has not been conclusively determined that busulfan exposure was the cause of that patient’s t-MDS. However, there can be no guarantees that our plan to utilize busulfan in our conditioning regimen will not result in similar adverse events. In addition, although we intend as a precautionary measure to implement new procedures to screen for certain pre-cancerous genetic mutations prior to commencement of the conditioning regimen as an additional risk reduction measure, there can be no guarantees that these procedures will be successful. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

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

We are at an early stage of development for all of our product candidates including AVR-RD-01. As of March 15, 2019, our product candidate AVR-RD-01 has been administered to only five patients in an ongoing investigator-sponsored Phase 1 clinical trial and to two patients in our ongoing Phase 2 clinical trial. The ongoing Phase 1 and Phase 2 clinical trials for AVR-RD-01 must be completed, as well as potentially additional pivotal clinical trials in order to obtain FDA approval to market AVR-RD-01. Carrying out later-stage clinical trials is a complicated process. We dosed the second patient in our company-sponsored Phase 2 clinical trial in the fourth quarter of 2018. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

In addition, we have not yet conducted clinical trials of any our product candidates in the United States, and our interactions with the FDA have been limited. We cannot be certain how many additional clinical trials of AVR-RD-01 or any of our other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. In 2018, we held a pre-IND meeting with the FDA to discuss the requirements to commence clinical trials in the United States, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the second half of 2019. We intend to file an IND that will permit us to utilize LV2 in our Phase 2 clinical trial of AVR-RD-01. In order to do so, we will, among other things, be required to demonstrate the analytical comparability of LV2 to LV1. However, there can be no assurance that we will be able to demonstrate analytical comparability, that our IND will be approved or that we will commence clinical trials in the United States on our expected timeframe or at all. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of AVR-RD-01 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVR-RD-01.

The ongoing Phase 1 clinical trial of AVR-RD-01 is an investigator-sponsored trial being conducted by University Health Network. In addition, the planned Phase 1/2 clinical trial of AVR-RD-04 will be conducted by our collaborators at the University of California, San Diego, for which the FDA recently accepted an IND in December 2018. We do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. Based on results observed from ongoing trials of AVR-RD-01, there can be no assurance that increased levels of AGA in patients treated with AVR-RD-01 will be maintained over time. In addition, while the first and third patients from the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 discontinued ERT, there can be no assurance that these patients, or others who in the future may discontinue ERT, will remain off ERT. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. To date, we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates, including AVR-RD-01. There are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our AVR-RD-02, AVR-RD-03 and AVR-RD-04 product candidates have not yet been tested in humans. Any of our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

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

Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States, Europe and certain other major markets, including Japan. We may not be able to initiate or continue clinical trials, including our ongoing Phase 2 clinical trial for AVR-RD-01 for which enrollment is ongoing, if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or other foreign regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version in connection with our plato platform implementation. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 will require that we demonstrate analytical comparability between LV1 and LV2 and will likely require updates to our clinical trial applications and INDs with the relevant regulatory authorities, any of which may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the agencies’ review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

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

Certain of our clinical trials, including the ongoing investigator-sponsored clinical trial of AVR-RD-01, the planned investigator-sponsored clinical trial of AVR-RD-04 and a portion of our Company-sponsored clinical trial of AVR-RD-01, will not utilize our commercial-scale plato platform. While we intend to submit comparability studies to the FDA and other regulatory agencies with respect to our transition towards implementing our commercial-scale plato platform, there can be no assurance that the FDA or other regulatory agencies will accept our comparability studies, and we may be required to conduct additional preclinical studies or clinical trials that could result in delays in our development or commercialization programs of our product candidates, if approved, and additional expenses and otherwise could adversely affect our business.

We intend to transition towards implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TDM conditioning regimen, in connection with each of our investigational product candidates. We are developing the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any, including for AVR-RD-01 and AVR-RD-04 where ongoing or planned clinical trials will not utilize the plato platform. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 will require that we demonstrate analytical comparability between LV1 and LV2 and will likely require updates to our clinical trial applications and INDs with the relevant regulatory authorities, any of which may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the agencies’ review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In addition, we may seek a regenerative medicine advanced therapy, or RMAT, designation for some of our product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

Outside of the United States, we intend to develop AVR-RD-01 in Japan under the purview of the Japanese Pharmaceutical and Medical Device Agency, or PMDA. Pursuant to Japan’s regenerative medicine law, an expedited path to conditional approval may exist for regenerative medicine products that show sufficient safety evidence and signals of efficacy in a Phase 2 clinical trial. However, there can be no assurance that the results of our ongoing Phase 2 clinical trial will demonstrate the safety evidence and efficacy signals required for such conditional approval. In addition, this conditional approval is time-limited, and there must be an agreement as to follow-up collection of information to confirm efficacy and safety, similar to a post-marketing commitment in the United States.

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

If we request orphan drug designation (or the foreign equivalent) for AVR-RD-01 or any of our other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. In December 2018, the FDA granted our request for orphan drug designation for AVR-RD-01 for the treatment of Fabry disease. To date, we have not requested orphan drug designation (or the foreign equivalent) for any other product candidates. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, Sanofi Genzyme and Shire, acquired by Takeda Pharmaceutical Company Ltd., market the enzyme replacement therapies, or ERTs, that represent the standard of care for Fabry patients. Recently, Amicus has secured regulatory approval in the United States and Europe for its oral therapy for Fabry disease. For Gaucher disease, we expect to compete with existing enzyme replacement therapies marketed by Sanofi Genzyme, Shire, Protalix and Pfizer, as well as oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan and Sigma Tau Pharmaceuticals. In addition, we may compete with other gene therapy companies in our industry such as bluebird bio and Spark Therapeutics (which on February 25, 2019 announced that it had entered into an agreement to be acquired by Roche in a transaction expected to close in the second quarter of 2019). In particular, a number of gene therapy companies have announced preclinical or clinical adeno-associated virus, or AAV, based gene therapy programs that, if such programs are successful in obtaining regulatory approval, could compete with our gene therapies. These include companies such as Abeona, Amicus, Freeline, Sangamo and uniQure which have announced gene therapy programs for Fabry disease; Freeline and Prevail which have announced gene therapy programs for Gaucher disease; and Abeona, Actus, Amicus, Audentes, Sarepta and Spark Therapeutics which have announced gene therapy programs for Pompe disease.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates for Fabry disease, Gaucher disease, cystinosis and Pompe disease. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than AVR-RD-01 or our other product candidates. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

Because our internal research capabilities are limited, we may be dependent upon biotechnology companies, academic scientists and other researchers to sell or license product candidates, approved products or the underlying technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising product candidates and products.

In addition, certain of our current or future product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to existing, approved therapies, such as ERT. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of our product candidates or any future product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have evaluated AVR-RD-02, AVR-RD-03 and AVR-RD-04 in preclinical studies and have evaluated AVR-RD-01 in ongoing Phase 1 and Phase 2 clinical trials, we have not yet advanced AVR-RD-02, AVR-RD-03 and AVR-RD-04 into clinical trials, nor have we obtained regulatory approval to sell any product based on our therapeutic approaches. Accordingly, our focus on treating these diseases may not result in the development of commercially viable products.

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

We do not expect to independently conduct all aspects of our vector production, product manufacturing, protocol development, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. For example, we are moving our cell processing to an automated, closed system with a single third-party supplier.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with CGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and CGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and have never been inspected by the FDA before. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

Even if we obtain any regulatory approval for our product candidates, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our product candidates in particular, as effective, safe and cost-effective. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the potential efficacy and potential advantages over alternative treatments, including any similar generic treatments;

•	the efficacy and safety as demonstrated in pivotal clinical trials and published in peer-reviewed journals;

•	the prevalence and severity of any adverse events or side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the prevalence and severity of any side effects resulting from the conditioning regimen for the administration of our product candidates;

•	the ability to offer the products for sale at competitive prices;

•	the clinical indications for which the products are approved by the FDA or comparable regulatory agencies;

•	the relative convenience and ease of dosing and administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	restrictions on how the product is distributed;

•	publicity concerning our products or competing products and treatments; and

•	favorable third-party insurance coverage and sufficient reimbursement.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments.

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

The insurance coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or their commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize our product candidates or any other products that we or they may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and certain other major markets where we plan to commercialize may put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems, and pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act or ACA or PPACA, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was enacted, which, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs, creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provides incentives to programs that increase the federal government’s comparative effectiveness research.

Since January 2017, the Trump administration has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments asserted to be owed to third-party payors. The effects of this gap in reimbursement on third-party payors, providers, the viability of the ACA marketplace and potentially our business, are not yet known.

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, or executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the Tax Cuts and Jobs Act of 2017, or TCJA, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. The current presidential administration’s Blueprint contains certain measures that the U.S. Department of Health and Human Services, or HHS, is already working to implement. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Finally, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, indicating it is considering issuing a proposed rule in the spring of 2019 on a model called the International Pricing Index, or IPI. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, or CAP, as an alternative to current “buy and bill” payment methods for Part B drugs. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

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

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia, myelodysplastic syndromes and deaths seen in other trials using other vectors. Adverse events in our clinical studies, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team and key employees, including our Chief Executive Officer, Chief Financial Officer, President of Research and Development, Head of Operations, Chief Science Officer, Chief Business Officer, and General Counsel, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We will need to expand our operations and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2018, we had 49 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct clinical trials in the European Union, or EU, we may be subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

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

We carry master product liability insurance of $5.0 million per occurrence and USD $5.0 million in the aggregate in the United States. For Canada, we carry product liability insurance of CAD $5.0 million per occurrence and $10.0 million in the aggregate. For Australia, we carry product liability insurance of AUD $20.0 million in the aggregate. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, in 2017 we were subjected to a cyberattack by a third party, which led to the theft of a portion of our funds. We implemented remedial measures promptly following this breach and do not believe that this breach had a material adverse effect on our business. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice. We are implementing remedial measures following this breach and do not believe that this breach had a material effect on our business. However, if any cyberattack or data breach were to occur in the future and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $57.3 million and $54.2 million, respectively, and federal and state research and development tax credit carryforwards of approximately $0.3 million and $0.1 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2037. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced ownership changes in the past. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurred or occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations. Under the TCJA, net operating losses generated after December 31, 2017 will not be subject to expiration.

Risks related to our intellectual property

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network (relevant to AVR-RD-01 and our Fabry program) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher program). In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin (relevant to AVR-RD-03 and our Pompe program), and GenStem Therapeutics, Inc., or GenStem (relevant to AVR-RD-04 and our cystinosis program), directed to compositions and methods related to the manufacture and use of AVR-RD-03 and AVR-RD-04, respectively. Any termination of these licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates.

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

Our licensors and we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to current and future product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents, whether the claims of any issued patents will provide us with a competitive advantage, or whether we will be able to successfully pursue patent applications in the future related to our current or future product candidates. While we have in-licensed patents and patent applications relevant to AVR-RD-03, we currently have no owned or in-licensed patents or patent applications covering AVR-RD-01 or AVR-RD-02, and the patent application that we in-licensed related to AVR-RD-04 is at a very early stage. Many of our product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all.

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

If one of our licensing partners or we initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, should such a patent issue, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Some intellectual property which we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

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

We have a pending trademark application with the USPTO for the mark “plato” but do not have trademarks or trademark applications with the USPTO for the marks “AVROBIO”, “AVRO” or the AVROBIO logo. In the future, even if we apply for registration of these marks, there can be no assurance that such registration will be approved. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Risks related to ownership of our common stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price at which you purchased our shares.

Our stock price is likely to be volatile. Since our IPO in June 2018, the trading price of our common stock has ranged from $11.85 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Prior to our initial public offering in June 2018, or our IPO, there had been no public market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market, an active trading market for our shares may never be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchased without depressing the market price for the shares, or at all.

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

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Although we have obtained research coverage from certain analysts, there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based on shares outstanding as of January 15, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 61% of our voting stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act. We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this report. In particular, we have not included in this report, and do not intend to include in our 2019 annual proxy statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, and, once we are no longer an EGC or a “smaller reporting company”, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC or a “smaller reporting company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years following the completion of our IPO and will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. While we have taken numerous steps to address these material weaknesses and believe we have made progress toward remediating them, if we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

In 2018, we began implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel; and planning to implement certain accounting systems to automate manual processes, such as tracking and accounting for stock-based awards. Although progress has been made to strengthen our controls, as of December 31, 2018, management and our independent registered public accounting firm have concluded that the material weaknesses remain unremediated. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice.

Additionally, in connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we and our independent registered public accounting firm identified a further material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there was a lack of controls over the accounting for accrued research and development expenses.

We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. Management remains committed to the implementation of remediation efforts to address these material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 1, 2019, holders of an aggregate of approximately 7.7 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 2,164,101 shares reserved for issuance upon the exercise of existing stock options outstanding as of December 31, 2018 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. For example, our prior loan facility with Silicon Valley Bank restricted our ability to pay any dividends or making any distributions on account of our capital stock, and we may enter into agreements in the future with similar restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Provisions in our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and by-laws, include provisions that:

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

•

expressly authorize our board of directors to modify, alter or repeal our amended and restated by-laws; and require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employee to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions which could have an adverse effect on our business, financial condition or results of operations. In addition, our amended and restated bylaws contain a provision by virtue of which unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. The U.S. District Court in

Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders. We recognize that the federal district court forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the Commonwealth of Massachusetts. In addition, some companies that have adopted similar federal district court forum selection provisions are currently subject to a suit in the Court of Chancery of the State of Delaware brought by stockholders who assert that the federal district court forum selection provision is not enforceable. On December 19, 2018, the Court of Chancery of the State of Delaware issued a decision declaring that such federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the decision was appealed to the Delaware Supreme Court. While the Delaware Supreme Court recently dismissed the appeal on jurisdictional grounds, we expect that the appeal will be re-filed after the Court of Chancery issues a final judgment. Unless and until the Court of Chancery’s decision is reversed by the Delaware Supreme Court or otherwise abrogated, we do not intend to enforce our federal forum selection provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s decision or otherwise determines that federal forum selection provisions are invalid, the Company’s Board of Directors intends to amend promptly our amended and restated bylaws to remove our federal forum selection bylaw provision. As a result of the Court of Chancery’s decision or a decision by the Supreme Court of Delaware affirming the Court of Chancery’s decision, we may incur additional costs associated with our federal forum selection bylaw provision, which could have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Cambridge, Massachusetts. Our current leased facility for our corporate headquarters encompasses approximately 11,218 square feet of office space. The lease for this facility expires in January 2023. In August 2018, we entered into a sub-lease for 13,643 square feet of laboratory space located in Cambridge Massachusetts, which expires in October 2020.

Item 3.	Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AVRO”. Trading of our common stock commenced on June 21, 2018, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

As of March 20, 2019, the number of holders of record of our common stock was 16. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

(a) Issuances of Capital Stock

In January 2018, we sold an aggregate of 28,285,557 shares of our Series B preferred stock to 15 investors for aggregate consideration of approximately $60.5 million and issued an additional 233,765 shares of our Series B preferred stock to one investor as partial consideration under a license agreement.

In July 2018, we sold 6,091 shares of common stock to Silicon Valley Bank upon its net exercise of its common stock warrants to purchase 6,850 shares of common stock at $3.28 per share.

No underwriters were involved in the foregoing sales of securities. The sales of securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering. All of the purchasers in these transactions represented to us in connection with their purchase that they were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

(b) Grants and Exercises of Stock Options and Restricted Stock Awards

In December 2018, we granted stock options to purchase 293,000 shares of our common stock with an exercise price of $21.76, as a material inducement to the employment of Birgitte Volck, M.D., Ph.D.

The issuance of the securities described above was deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

Use of Proceeds from Initial Public Offering of Common Stock

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

We received aggregate net proceeds from the offering of approximately $104.0 million, after deducting underwriting discounts and commissions, as well as other offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of December 31, 2018, we had used approximately $28.7 million of the net proceeds from the IPO, primarily to fund our current programs in Fabry disease, Gaucher disease, cystinosis, and Pompe disease; our external and internal manufacturing and process development activities related to our programs and to fund research and development activities that relate to all of our clinical and preclinical activities, including the cost of research and development personnel; and general and administrative expenses, working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with United States (“U.S.”) generally accepted accounting principles, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a Phase 2 clinical stage gene therapy company focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with lentiviral vectors to insert a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal storage diseases, which today are primarily managed with enzyme replacement therapies, or ERTs.

We are initially targeting rare diseases in which current standard of care provides the mechanistic proof that the enzymes or proteins produced endogenously following treatment with our gene therapies can offer benefit to patients. Typically, in lysosomal storage diseases, a gene mutation results in the deficiency or malfunctioning of an enzyme or other protein. This results in the inability of lysosomes to properly process cellular byproducts. As a result, these byproducts accumulate to toxic levels in the body’s cells and, in turn, disrupt the function of multiple tissues and organs. Fabry disease, Gaucher disease and Pompe disease are primarily managed by bi-weekly, multi-hour infusions with ERTs that seek to exogenously replace the missing enzyme. However, given the characteristics of most ERTs, they typically only remain in the plasma for a short period of time and thus, are not ideal because they are only dosed every two weeks. These existing therapies manage, rather than cure, the underlying diseases and, as a result, patients continue to have disease progression. Further, the frequent, periodic and life-long dosing schedule required for ERTs results in significant costs for the healthcare system and is burdensome for the patient.

We seek to develop promising gene therapy programs by applying our expertise in gene and cellular therapies and clinical and regulatory strategy and execution to efficiently bring these potentially curative therapies to patients. In our initial programs, we leverage years of extensive preclinical and early clinical research by leading international researchers, as well as our internal research efforts, to advance potential therapies. We plan to identify and develop future product candidates through our own internal research efforts as well as through collaborations with leading academics.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering, or IPO. Through December 31, 2018, we had received gross proceeds of $87.5 million from the sales of our preferred stock and $114.7 million from the sales of common stock through our IPO. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $46.4 million and $18.6 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 we had an accumulated deficit of $71.7 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of December 31, 2018, we had cash and cash equivalents of $126.3 million. We believe that our existing cash and cash equivalents as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

On December 13, 2018, we dosed the second patient in our ongoing Phase 2 clinical trial of AVR-RD-01 for Fabry disease. In 2018, we held a pre-Investigational New Drug, or pre-IND, meeting with the U.S. Food and Drug Administration, or FDA, to discuss the requirements to commence clinical trials in the United States. We expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the second half of 2019. In addition, on November 22, 2018 and February 21, 2019, the fourth and fifth patients were dosed in the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 for Fabry disease, respectively. On October 1, 2018 and February 6, 2019, we released clinical data from the investigator-sponsored Phase 1 clinical trial and our Phase 2 clinical trial of AVR-RD-01 for Fabry disease. In December 2018, clearance was received from the FDA for the IND application for the planned academic sponsored Phase 1/2 clinical trial of AVR-RD-04. In September 2018, we received acceptance of the Clinical Trial Application, or CTA, in Canada for the planned Phase 1/2 clinical trial for AVR-RD-02.

Components of Our Consolidated Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If development efforts for our product candidates are successful and result in regulatory approval or additional license agreements with third parties, we may generate revenue in the future from product sales.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses consist of costs incurred in connection with the development of our product candidates, including:

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Year Ended December 31,
	2018	2017
Fabry	$10,673	$6,101
Gaucher	7,503	2,612
AML	52	180
Cystinosis	1,241	1,030
Pompe	1,007	1,010
Unallocated research and development expenses	14,619	4,258

Total research and development expenses	$35,095	$15,191

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

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;

•	establishing an appropriate safety profile with IND-enabling studies;

•	successful patient enrollment in, and the design, initiation and completion of, clinical trials;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	significant and changing government regulation;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	maintaining a continued acceptable safety profile of the product candidates following approval; and

•	the risks disclosed in the section entitled “Risk Factors” of this Annual Report on Form 10-K.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Change in Fair Value of Derivative Liability

Our stock purchase agreement with University Health Network, or UHN, provides for a payment to UHN upon completion of an initial public offering, which included our IPO, if UHN’s fully-diluted percentage ownership of our company is reduced within a range of specified percentages. We classified the IPO dilution payment obligation as a liability on our consolidated balance sheet and we were required to remeasure to fair value at each reporting date. We recognized changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. On June 21, 2018, in connection with our IPO, we remeasured the fair value of the derivative liability to $2.0 million as we were required to pay the dilution payment as mentioned above, which was paid in July 2018.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our consolidated results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Change
	2018	2017
Operating expenses:
Research and development	$35,095	$15,191	$19,904
General and administrative	11,148	3,195	7,953

Total operating expenses	46,243	18,386	27,857

Loss from operations	(46,243)	(18,386)	(27,857)
Other income (expense):
Interest income	1,726	57	1,669
Change in fair value of preferred stock warrant liability	(162)	(17)	(145)
Change in fair value of derivative liability	(1,629)	(283)	(1,346)
Other expense	(53)	(19)	(34)

Total other expense, net	(118)	(262)	144

Net loss	$(46,361)	$(18,648)	$(27,713)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Change
	2018	2017
Direct research and development expenses by program:
Fabry	$10,673	$6,101	$4,572
Gaucher	7,503	2,612	4,891
AML	52	180	(128)
Cystinosis	1,241	1,030	211
Pompe	1,007	1,010	(3)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,297	3,203	6,094
Other	5,322	1,055	4,267

Total research and development expenses	$35,095	$15,191	$19,904

Research and development expenses were $35.1 million for the year ended December 31, 2018, compared to $15.2 million for the year ended December 31, 2017. The increase of $19.9 million was primarily due to increases of $4.6 million in direct costs for our Fabry program, $4.9 million in direct costs connected with our Gaucher program, $0.2 million in direct costs related to our Cystinosis program, and $10.4 million in unallocated research and development expenses, all partially offset by a decrease of $0.1 million in direct costs for our AML program.

The increase in direct costs for our Fabry program was primarily due to pre-clinical, clinical and process development costs of $1.1 million, as well as CMO, CRO and consulting fees of $3.5 million.

The increase in direct costs for our Gaucher program was primarily due to pre-clinical and process development costs of $3.0 million, as well as CMO, CRO and consulting fees of $1.7 million.

The increase in direct costs for our Cystinosis program was primarily due to pre-clinical and process development costs of $0.4 million, as well as CRO and consulting fees of $0.7 million, all partially off-set by a decrease in upfront license cost of $1.0 million paid to GenStem.

The increase in unallocated research and development expenses was primarily due to an increase of $6.1 million in personnel-related costs, including stock-based compensation as a result of hiring additional personnel in our research and development department, an increase of $0.7 million in consulting expenses, an increase in lab supplies and pre-clinical and process development costs of $0.8 million and an increase of $2.2 million in facility costs, rent expense and other miscellaneous expenses. Personnel-related costs for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $0.9 million and less than $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $11.1 million for the year ended December 31, 2018, compared to $3.2 million for the year ended December 31, 2017. The increase of $8.0 million was primarily due to increases of $4.2 million in personnel-related costs, including stock-based compensation, $1.4 million in consulting expense, $0.6 million in professional fees, $0.6 million in legal fees, $0.2 million in depreciation expense, $0.3 million in facility expense and $0.6 million in other miscellaneous expenses. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, including the hiring of our former CFO in late 2017. Professional fees increased due to costs associated with the preparation of our financial statements as well as ongoing business operations. The increase in facility expense was primarily due to the addition of increased office space as a result of the continued growth of employee headcount.

Other Income (Expense), net

Other income (expense), net was an expense of $0.1 million for the year ended December 31, 2018, compared to a net expense of $0.3 million for the year ended December 31, 2017. The decrease in other expense of $0.2 million was primarily due to a $1.7 million increase in interest income, partially offset by an increase of $1.5 million in the change in fair value of derivative liability and the preferred stock warrant liability.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO. Through December 31, 2018, we had received gross cash proceeds of $87.5 million and $114.7 million from sales of our preferred stock and IPO, respectively.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(37,648)	$(16,382)
Net cash used in investing activities	(1,832)	(383)
Net cash provided by financing activities	160,287	17,371

Net increase in cash, cash equivalents and restricted cash	$120,807	$606

Operating Activities

During the year ended December 31, 2018, operating activities used $37.6 million of cash and cash equivalents, resulting from our net loss of $46.4 million, partially offset by non-cash charges of $4.6 million and net cash provided by changes in our operating assets and liabilities of $4.2 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $5.3 million increase in accrued expenses and other current liabilities and a $2.0 million increase in accounts payable, partially offset by a $0.1 million increase in other assets and a $3.0 million increase in prepaid expenses and other current assets. The increases in accrued expenses and other current liabilities were primarily due to ongoing research, development, and clinical trial work, and an increase in the incentive bonus accrual as of December 31, 2018. The increase in prepaid expenses and other current assets was primarily due to a $0.8 million increase in prepaid development costs, a $1.3 million increase in tax incentive refund receivable from the Australian government and a $0.2 million increase in interest income receivable.

During the year ended December 31, 2017, operating activities used $16.4 million of cash and cash equivalents, resulting from our net loss of $18.6 million, partially offset by non-cash charges of $0.7 million and net cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $1.5 million increase in accrued expenses and other current liabilities, a $0.5 million increase in other long-term liability and a $0.2 million increase in accounts payable, partially offset by a $0.2 million increase in other assets and a $0.3 million increase in prepaid expenses and other current assets. The increases in accrued expenses and other current liabilities were primarily due to ongoing research, development, and clinical trial work, and an increase in the incentive bonus accrual as of December 31, 2017. The increase in prepaid expenses and other current assets was primarily due to a $0.1 million increase in prepaid development costs associated with our Gaucher program and a $0.1 million increase in prepaid rent upon commencement of two new leases during 2017.

Investing Activities

During the years ended December 31, 2018 and 2017, we used $1.8 million and $0.4 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $160.3 million, primarily consisting of net cash proceeds of $104.0 million from our IPO proceeds and $58.3 million from our issuance of Series B preferred stock in January 2018.

During the year ended December 31, 2017, net cash provided by financing activities was $17.4 million, primarily consisting of net cash proceeds of $17.4 million from our issuance of Series A preferred stock in March 2017 and October 2017.

Term Loan Agreement

In June 2017, we entered into a Loan and Security Agreement, which we refer to as the Loan Agreement, with Silicon Valley Bank, or SVB, providing a senior secured non-revolving loan facility of up to an aggregate principal amount of $10.0 million, available for us to draw down in three tranches until October 31, 2018, subject to the satisfaction of certain milestones for each tranche. Through the end of the drawdown period on October 31, 2018, we had not drawn down from the facility. The Loan Agreement expired on October 31, 2018.

The first tranche of $3.5 million was made available upon entry into the Loan Agreement as we satisfied the borrowing conditions at such time. The second tranche of $3.5 million would be made available after the funding of the first tranche amounts and upon confirmation by SVB that either we have met certain clinical and developmental milestones, or we have subsequently obtained at least $7.5 million in cash proceeds from the sale of our equity securities from investors reasonably acceptable to SVB. The third tranche of $3.0 million would be made available after the funding of the first and second tranche amounts and upon confirmation by SVB that we have subsequently obtained at least an additional $6.5 million in cash proceeds from the sale of our equity securities to investors reasonably acceptable to SVB, and we have received a signed and enforceable term sheet from investors acceptable to SVB committing to provide financing on or before March 31, 2018 in an amount equal to at least 12 months of operating expenses. In January 2018, we received gross cash proceeds of $60.5 million from the sale of our Series B preferred stock.

Any outstanding principal amounts under the Loan Agreement would accrue interest at a floating per annum rate equal to the greater of 1% and the “prime rate,” as published in the Wall Street Journal, minus 3%. Payments on the Loan Agreement are interest only, payable monthly in arrears, until November 1, 2018, which can be extended by six months if the third tranche is drawn. Thereafter, principal and interest amounts are repayable over a 30-month period, unless the third tranche is funded and the initial interest-only period is extended by six months, in which case principal and interest amounts are repayable over a 24-month period.

Pursuant to the Loan Agreement, we provided a first priority security interest in all existing and after-acquired assets, excluding intellectual property and certain other assets owned by us. The Loan Agreement contained a negative pledge on our intellectual property.

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

The Loan Agreement allowed us to voluntarily prepay all but not less than all the outstanding amounts thereunder. A scaling prepayment fee of 1% or 0.5% would be assessed if we prepay the amounts within the first anniversary of funding, or between the first and second anniversary of funding, respectively. No prepayment fee would be assessed if we prepay the amounts after the second anniversary of funding. A final payment fee of 6.75% multiplied by the original principal amount of each tranche drawn is due upon the earliest to occur of the maturity date of the Loan Agreement, the termination of the Loan Agreement, the acceleration of the Loan Agreement or repayment or prepayment of such borrowings.

The Loan Agreement contained customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations or condition, a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of the

SVB’s lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, SVB would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement or SVB may take possession of the collateral securing the Loan Agreement.

The Loan Agreement included certain restrictions on, among other things, our ability to incur additional indebtedness, change the name or location of our business, merge with or acquire other entities, pay dividends or make other distributions to holders of our capital stock, make certain investments, engage in transactions with affiliates, create liens, open new deposit accounts, sell assets or pay subordinated debt.

In October 2018, we amended the Loan Agreement with our lender to, among other things, permit us to create a Massachusetts securities corporation. In addition, we were required at all times, if we maintain cash or other investments in the securities corporation’s accounts, to have on deposit in operating, depository and securities accounts in our name maintained with our lender, cash in an amount equal to 105% of the then-outstanding loan amount.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company that we had not incurred as a private company. Our expenses will also increase as we:

•	continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01;

•	initiate additional clinical trials and preclinical studies for our other product candidates;

•	seek to identify and develop or in-license or acquire additional product candidates and technologies;

•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;

•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;

•	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and

•	continue to transition our organization to operating as a public company.

We believe that our existing cash and cash equivalents as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for AVR-RD-01 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$4,861	$1,806	$2,268	$787	$—

Total	$4,861	$1,806	$2,268	$787	$—

(1)

Represents future minimum lease payments under our non-cancelable operating leases for office and laboratory space, which are located in Cambridge, Massachusetts. Those leases will expire from October 2020 to January 2023. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

Additionally, the table above excludes the $2.0 million payment that we made to UHN following the closing of our IPO.

In addition, pursuant to our license agreements with UHN, BioMarin, GenStem and the Lund University rights holders, we are required to make certain milestone and royalty payments to our licensors. See “Business—License Agreements” for additional details regarding our payment obligations to these licensors.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors, including central laboratories, in connection with preclinical development activities;

•	CROs and investigative sites in connection with preclinical and clinical studies; and

•	CMOs in connection with drug substance and drug product formulation of preclinical and clinical trial materials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and members of our board of directors for their services as directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options with service-based vesting conditions and record the expense for these awards using the straight-line method.

Prior to the adoption of Accounting Standards Update (ASU) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), as discussed in Note 2 to our consolidated financial statements appearing at the end of this document, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the estimated fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

We determined the assumptions for the Black-Scholes option-pricing model as discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

•

Fair Value of Our Common Stock. The fair value of our common stock is determined based on the quoted market price of our common stock. Prior to our IPO, our stock was not publicly traded, and therefore we estimated the fair value of our common stock, as discussed in “Determination of the Fair Value of Common Stock” below.

•

Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term.

•

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based award’s expected term.

•

Expected Volatility. Because we do not have a trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

•	Dividend Rate. The expected dividend is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Determination of the Fair Value of Common Stock

The fair value of our common stock is determined based on the quoted market price of our common stock.

Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After a public trading market for our common stock was established following the closing of our IPO, it was no longer necessary for our board of directors to estimate the fair market value of our common stock in connection with our accounting for granted equity awards.

Valuation of Derivative Liability

The fair value of the derivative liability recognized in connection with our stock purchase agreement with UHN was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the derivative liability was determined using the probability-weighted expected return method, or PWERM, which considered as inputs the type and probability of occurrence of an IPO dilution event, the amount of the payment, the expected timing of an IPO dilution event and a risk-adjusted discount rate.

Valuation of Warrant Liability

In connection with entering into the Loan Agreement, we agreed to issue a warrant to purchase shares of our Series A preferred stock to the lender. We classified the warrant as a liability on our consolidated balance sheet because the warrant represented a free-standing financial instrument that may have required us to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of the warrant issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense), net in the consolidated statements of operations.

We utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying equity instruments issuable upon exercise of the warrant, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the underlying preferred stock. We have historically been a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. We estimated a 0% dividend yield based on the fact that we have never paid or declared dividends.

Upon the closing of our IPO, the preferred stock warrant became exercisable for common stock instead of preferred stock. The carrying amount of the warrant to purchase preferred stock as of the date of IPO was transferred to additional paid in capital. No further revaluation was required for the warrant to purchase common stock.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited financial statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2018, we had cash and cash equivalents of $126.3 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the years ended December 31, 2018 and 2017, we recognized foreign currency transaction losses of $51 thousand and $19 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

As we continue to grow our business, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

All financial statements and supplementary data required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of this report, our disclosure controls and procedures were not effective as of December 31, 2018. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

In 2018, we began implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel; and planning to implement certain accounting systems to automate manual processes, such as tracking and accounting for stock-based awards. Although progress has been made to strengthen our controls, as of December 31, 2018, management and our independent registered public accounting firm have concluded that the material weaknesses remain unremediated. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice.

Additionally, in connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we and our independent registered public accounting firm identified a further material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there was a lack of controls over the accounting for accrued research and development expenses.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to the implementation of remediation efforts to address these material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. In addition, until remediation steps have been completed and are operated for a sufficient period of time, and subsequent evaluation of their effectiveness is completed, the material weaknesses previously disclosed, and as described above, will continue to exist.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2019 Proxy Statement, which we expect to file with the SEC no later than April  30, 2019.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are included in this Annual Report on Form 10-K:

1.	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are are incorporated by reference herein.

Item 16. Form 10-K Summary

Not Applicable.

AVROBIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AVROBIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVROBIO, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholder’s (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 25, 2019

AVROBIO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$126,302	$5,963
Prepaid expenses and other current assets	3,718	345

Total current assets	130,020	6,308
Property and equipment, net	2,634	349
Other assets	825	365

Total assets	$133,479	$7,022

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,784	$527
Accrued expenses and other current liabilities	7,822	2,098

Total current liabilities	10,606	2,625
Warrant to purchase redeemable convertible preferred stock	—	35
Derivative liability	—	371
Deferred rent, net of current portion	689	126
Other long-term liability	—	500

Total liabilities	11,295	3,657

Commitments and contingencies (Note 14)
Redeemable convertible preferred stock (Note 8)	—	26,500
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2018; No shares authorized, issued or outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 150,000,000 and 51,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 23,959,903 and 2,581,474 shares issued as of December 31, 2018 and 2017, respectively; 23,806,628 and 2,305,173 shares outstanding as of December 31, 2018 and 2017, respectively	2	—
Additional paid-in capital	193,921	339
Accumulated deficit	(71,739)	(23,474)

Total stockholders’ equity (deficit)	122,184	(23,135)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$133,479	$7,022

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Operating expenses:
Research and development	$35,095	$15,191
General and administrative	11,148	3,195

Total operating expenses	46,243	18,386

Loss from operations	(46,243)	(18,386)

Other income (expense):
Interest income	1,726	57
Change in fair value of preferred stock warrant liability	(162)	(17)
Change in fair value of derivative liability	(1,629)	(283)
Other expense	(53)	(19)

Total other expense, net	(118)	(262)

Net loss	$(46,361)	$(18,648)

Comprehensive loss	$(46,361)	$(18,648)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(46,361)	$(18,648)
Accretion of issuance costs on redeemable convertible preferred stock	(2,243)	(85)

Net loss attributable to common stockholders—basic and diluted	$(48,604)	$(18,733)

Net loss per share attributable to common stockholders—basic and diluted (Note 13)	$(3.62)	$(8.38)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	13,435,478	2,235,865

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIT)

(amounts in thousands, except share data)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	3,333,333	$1,500	5,714,286	$7,500	—	$—	2,172,068	$—	$247	$(4,826)	$(4,579)
Issuance of series A redeemable convertible preferred stock dividend	—	—	3,720,864	—	—	—	—	—	—	—	—
Issuance of series A redeemable convertible preferred stock, net of issuance costs of $85	—	—	22,015,349	17,415	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	133,105	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	177	—	109
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	85	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	—	—	—	(18,648)	(18,648)

Balance as of December 31, 2017	3,333,333	1,500	31,450,499	25,000	—	—	2,305,173	—	339	(23,474)	(23,135)
Issuance of series B redeemable convertible preferred stock, net of issuance costs of $2,243	—	—	—	—	28,285,557	58,257	—	—	—	—	—
Issuance of series B redeemable convertible preferred stock to settle accrued liability of license cost	—	—	—	—	233,765	500	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	2,243	—	—	(339)	(1,904)	(2,243)
Issuance of common stock upon IPO, net of issuance costs of $2,628	—	—	—	—	—	—	6,035,151	1	104,012	—	104,013
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,196	—	2,196
Reclassification of warrants to purchase redeemable convertible stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	197	—	197
Conversion of redeemable convertible preferred stock into common stock	(3,333,333)	(1,500)	(31,450,499)	(25,000)	(28,519,322)	(61,000)	15,320,213	1	87,499	—	87,500
Exercise of warrants to purchase common stock	—	—	—	—	—	—	6,091	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	123,026	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	16,974	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	(46,361)	(46,361)

Balance as of December 31, 2018	—	—	—	—	—	—	23,806,628	$2	$193,921	$(71,739)	$122,184

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(46,361)	$(18,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,196	177
Depreciation and amortization expense	380	45
Amortization of deferred offering costs	37	24
Impairment loss of property and equipment	235	—
Deferred rent expense	(105)	134
Change in fair value of preferred stock warrant liability	162	17
Change in fair value of derivative liability	1,629	283
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,037)	(326)
Other assets	(115)	(218)
Accounts payable	2,018	176
Accrued expenses and other current liabilities	5,313	1,454
Other long-term liability	—	500

Net cash used in operating activities	(37,648)	(16,382)

Cash flows from investing activities:
Purchases of property and equipment	(1,832)	(383)

Net cash used in investing activities	(1,832)	(383)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	58,257	17,415
Proceeds from issuance of common shares upon completion of initial public offering, net of offering costs	104,013	—
Payment of dilution liability	(2,000)	—
Exercise of stock option	17	—
Payments of issuance costs on debt facility	—	(44)

Net cash provided by financing activities	160,287	17,371

Net increase in cash and cash equivalents	120,807	606
Cash, cash equivalents and restricted cash at beginning of period	5,987	5,381

Cash, cash equivalents and restricted cash at end of period	$126,794	$5,987

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$256	$11
Property and equipment held for sale	$19	$—
Issuance of warrants associated with debt facility	$—	$18
Deferred offering costs included in accrued expenses	$—	$85
Purchase of property and equipment paid for by landlord	$842	$—
Accretion of issuance costs related to redeemable convertible preferred stock	$2,243	$85

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Through December 31, 2018, the Company has funded its operations primarily with proceeds from the sale of series Seed redeemable convertible preferred stock (the “Series Seed Preferred Stock”), series A redeemable convertible preferred stock (the “Series A Preferred Stock”), series B redeemable convertible preferred stock (the “Series B Preferred Stock”) (the Series Seed Preferred Stock, the Series A Preferred Stock and the Series B Preferred Stock are collectively referred to as the “Preferred Stock”) and common stock through the Company’s initial public offering (“IPO”). The Company has incurred recurring losses since its inception, including net losses of $46,361 and $18,648 for the years ended December 31, 2018 and 2017, respectively. In addition, as of December 31, 2018, the Company had an accumulated deficit of $71,739. The Company expects to continue to generate operating losses for the near future. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. The Company believes the cash and cash equivalents on hand as of December 31, 2018 of $126,302 will be sufficient to fund its operations and capital expenditure requirements through at least the next twelve months from the filing date of this Annual Report on Form 10-K with the SEC.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AVROBIO, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

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

Restricted Cash

As of December 31, 2018 and 2017, restricted cash consisted of $492 and $24, respectively, used to secure the letters of credit for the benefit of the landlord in connection with the Company’s lease agreements (Note 14). These amounts are classified as other assets in the Company’s consolidated balance sheets.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2017, the Company recorded deferred issuance costs of $85 within other assets on the consolidated balance sheet related to the Series B Preferred Stock offering which was consummated in January 2018 (Note 8).

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Estimated Useful Life
Laboratory and office equipment	5 years
Computer equipment and software	2 years
Leasehold improvements	Lesser of lease term or 10 years

Upon disposal, retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the year ended December 31, 2018, the Company recorded an impairment loss of $235 on long-lived assets related to leasehold improvements.

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

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

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

Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. For stock-based awards granted to nonemployees subject to graded vesting that only contain service conditions, the Company has elected to recognize stock-based compensation expense using the straight-line recognition method.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2018, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

See Note 10 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan for the year ended December 31, 2018.

Warrant to Purchase Preferred Stock

Prior to the IPO, the Company classified the warrant for the purchase of shares of its redeemable convertible preferred stock (see Note 7) as a liability on its consolidated balance sheets as the warrant was a free-standing financial instrument that may require the Company to transfer assets upon exercise. The preferred stock warrant liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Warrant to Purchase Preferred Stock (continued)

value at each reporting date. Changes in the fair value of the warrant to purchase preferred stock were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Upon the IPO, the warrant to purchase preferred stock was converted to a warrant to purchase common stock. The carrying amount of the warrant to purchase preferred stock as of the date of IPO was transferred to the account of additional paid in capital. No further revaluation was needed for the warrant to purchase common stock.

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

Foreign Currency Translation

The functional currency of the Company’s international operations in Canada and Australia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate, while expenses are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the Canadian and Australian subsidiaries are recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2018 and 2017, the Company recorded foreign exchange losses of $51 and $19, respectively, in other expense.

Income Taxes

Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 17.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Emerging Growth Company Status (continued)

to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an “emerging growth company”.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 amends the FASB Accounting Standards Codification (“ASC”) to expand the scope of FASB ASC Topic 718, Compensation-Stock Compensation, to include accounting for share-based payment transactions for acquiring goods and services from non-employees. The amendments in ASU 2018-07 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company early adopted this guidance at the beginning of the fourth quarter of 2018. There was no material impact on the consolidated financial statements as a result of this adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company early adopted ASU 2014-09 at the beginning of the fourth quarter of 2018. The adoption of ASU 2014-09 did not have an impact on the Company’s consolidated financial statements as the Company does not currently have any revenue-generating arrangements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company adopted this guidance at the beginning of the fourth quarter of 2018. There was no material impact on the consolidated financial statements as a result of this adoption.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company early adopted this guidance at the beginning of the fourth quarter of 2018. ASU 2016-18 is effective on a retrospective basis. The cash, cash equivalents and restricted cash balances as of December 31, 2018 and 2017, which are presented in the Company’s consolidated statements of cash flows subsequent to the adoption of ASU 2016-18, consisted of the following:

	December 31,
	2018	2017
Cash and cash equivalents	$126,302	$5,963
Other assets	492	24

Cash, cash equivalents and restricted cash	$126,794	$5,987

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company does not expect the adoption of ASU 2018-18 to have a material impact on its consolidated financial statements.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

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

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2018 and 2017:

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$126,047	$—	$—	$126,047
Restricted cash	492	—	—	492

	$126,539	$—	$—	$126,539

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,684	$—	$—	$5,684
Restricted cash	24	—	—	24

	$5,708	$—	$—	$5,708

Liabilities:
Derivative liability	$—	$—	$371	$371
Warrant to purchase redeemable convertible preferred stock	—	—	35	35

	$—	$—	$406	$406

During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of the Warrant to Purchase Preferred Stock

The liability for the warrant to purchase redeemable convertible preferred stock in the table above is composed of the fair value of a warrant to purchase shares of Series A Preferred Stock that was issued to a lender in connection with a loan and security agreement in 2017 (the “Loan Agreement”) (Note 7). The fair value of the warrant to purchase preferred stock was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

In order to determine the fair value of the warrant to purchase preferred stock, the Company utilized available facts and circumstances to estimate the number of shares of Series A Preferred Stock for which the warrant would ultimately be exercisable. The Company then used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant to purchase preferred stock. Estimates and assumptions impacting the fair value measurement included the fair value of the underlying shares of Series A Preferred Stock, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The Company determined the fair value of the underlying preferred stock based on various valuation methodologies. The Company lacks company-specific

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

3. Fair Value of Financial Assets and Liabilities (continued)

Valuation of the Warrant to Purchase Preferred Stock (continued)

historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of publicly traded guideline companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company estimated no expected dividend yield based on the fact that the Company has never paid or declared dividends and does not intend to do so in the foreseeable future. Upon the IPO, the warrant to purchase preferred stock was converted to a warrant to purchase common stock. The carrying amount of warrant to purchase preferred stock as of the date of IPO was transferred to the account of additional paid in capital.

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability for which fair value was determined by Level 3 inputs:

Warrant Liability
Balance as of December 31, 2016	$—
Initial fair value of warrant to purchase redeemable convertible preferred stock	18
Change in fair value	17

Balance as of December 31, 2017	$35
Change in fair value	162
Conversion of preferred stock warrant to common stock warrant	(197)

Balance as of December 31, 2018	$—

Valuation of Derivative

In January 2016, in connection with a license agreement entered into with University Health Network (“UHN”), and as part of the initial consideration for the license, the Company issued 1,161,665 shares of common stock to UHN pursuant to a stock purchase agreement (the “Stock Purchase Agreement”). The Stock Purchase Agreement contained a provision requiring the Company to make a cash payment to UHN of up to $2,000 if UHN’s fully diluted ownership is reduced within specified percentages as part of an IPO by the Company. The Company concluded the anti-dilution feature represented a derivative instrument and should be measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense), net in the consolidated statements of operations and comprehensive loss. The initial fair value of the derivative of $49 was recorded as research and development expense in January 2016.

On December 31, 2016 and 2017, the Company remeasured the fair value of the derivative, using current assumptions, resulting in an increase in fair value of $39 and $283, respectively, which was recorded in other expense in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2017, respectively.

On June 21, 2018, in connection with the Company’s IPO, the Company remeasured the fair value of the derivative to $2,000 as the Company was required to pay the dilution payment as mentioned above, which the Company paid in July 2018. An increase in fair value of $1,629 was recorded in other expense in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

3. Fair Value of Financial Assets and Liabilities (continued)

Valuation of Derivative (continued)

The following table sets forth a summary of changes in the fair value of the Company’s derivative liability for which fair value is determined by Level 3 inputs:

Derivative Liability
Balance as of December 31, 2016	$88
Change in fair value	283

Balance as of December 31, 2017	371
Change in fair value	1,629
Payment	(2,000)

Balance as of December 31, 2018	$—

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2018	2017
Tax incentive refund	$1,325	$—
Prepaid research and development costs	981	163
Prepaid insurance	316	—
Interest income receivable	220	—
Prepaid rent	81	122
Other current assets	795	60

	$3,718	$345

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2018	2017
Laboratory and office equipment	$1,624	$126
Leasehold improvements	1,260	240
Computer equipment and software	134	28

	3,018	394
Less: Accumulated depreciation and amortization	(384)	(45)

	$2,634	$349

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $380 and $45, respectively.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2018	2017
Compensation and benefit costs	$2,616	$794
Research and development costs	3,969	831
Consulting and professional fees	320	267
Preferred stock issuance cost	—	85
Other liabilities	917	121

	$7,822	$2,098

7. Loan Agreement and Warrant to Purchase Preferred Stock

On June 23, 2017, the Company entered into the Loan Agreement with a lender, which provided for the issuance of term loans of up to $10,000, subject to the achievement of various development and corporate milestones. Any outstanding principal amounts under the Loan Agreement accrued interest at a floating per annum rate equal to the greater of 1% and the “prime rate,” as defined in the Loan Agreement, minus 3%.

The Loan Agreement contained customary indemnification obligations and customary events of default. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement or the lender may take possession of the collateral securing the Loan Agreement.

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

As of October 31, 2018, the Company had not drawn down from the facility and the Loan Agreement expired on October 31, 2018.

In connection with the Loan Agreement, the Company agreed to issue a warrant to the lender for the purchase of up to 188,702 shares of the Company’s Series A Preferred Stock with an exercise price of $0.7949 per share. The warrant expires on June 22, 2027. The warrant was initially exercisable for the purchase of up to 28,305 shares of Series A Preferred Stock and could become exercisable for up to an additional 160,397 shares of Series A Preferred Stock based on the amounts drawn under the Loan Agreement. On the issuance date of the warrant, the Company recorded a deferred financing cost and a liability for the warrant to purchase preferred stock in the Company’s consolidated balance sheet equal to the issuance-date fair value of the warrant. Upon closing of the IPO, the carrying amount of the warrant to purchase preferred stock as of the date of IPO was transferred to the account of additional paid in capital (Note 3).

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

7. Loan Agreement and Warrant to Purchase Preferred Stock (continued)

On the date of issuance, the fair value of the warrant was determined to be $18. The Company recognized a loss of $162 and $17 in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017, respectively, related to the change in fair value of the warrant. On July 13, 2018, the lender of the Loan Agreement exercised its common stock warrants to purchase 6,850 shares of common stock on a net basis, resulting in the issuance of 6,091 shares of common stock.

8. Redeemable Convertible Preferred Stock

As of December 31, 2016, the authorized capital stock of the Company included 22,380,952 shares of $0.0001 par value preferred stock, of which 3,333,333 shares were designated as Series Seed Preferred Stock and 19,047,619 shares were designated as Series A Preferred Stock. As of December 31, 2017, the authorized capital stock of the Company included 34,972,535 shares of $0.0001 par value preferred stock, of which 3,333,333 shares were designated as Series Seed Preferred Stock and 31,639,202 shares were designated as Series A Preferred Stock.

In January 2016, the Company issued and sold 3,333,333 shares of Series Seed Preferred Stock at a price of $0.45 per share, for total proceeds of $1,398, net of issuance costs of $102.

In July 2016, the Company issued and sold 5,714,286 shares of Series A Preferred Stock, at a price of $1.3125 per share, for total proceeds of $7,297, net of issuance costs of $203. The terms of the Series A Preferred Stock Purchase Agreement included the obligation of the investors to purchase, and the Company to sell, up to 13,333,333 additional shares of Series A Preferred Stock at $1.3125 per share contingent upon the achievement of certain specified milestones or at the election of a required vote by the investors and the Board. The Company concluded that the right to participate in the future issuance of Series A Preferred Stock did not meet the definition of a freestanding financial instrument, as the rights were not legally detachable from the Series A Preferred Stock.

In March 2017, the Company amended certain provisions of the Series A Preferred Stock. The changes included issuing additional instruments through a preferred stock dividend in the amount of 3,720,864 shares of Series A Preferred Stock, which effectively repriced the outstanding shares of Series A Preferred Stock, changing the purchase price for future shares, and decreasing the redemption price per share such that total redemption value was not affected. Concurrent with the amendment, the Company issued 4,403,070 additional shares of Series A Preferred Stock at a purchase price of $0.7949 per share, for total proceeds of $3,452, net of issuance costs of $48. Additionally, the number of shares of Series A Preferred Stock which could be issued in the future was changed to 17,612,279 shares. The Company assessed the changes to the terms and concluded that it represented a material change to substantive terms of the instrument, and therefore represented, for accounting purposes, an extinguishment and re-issuance of the Series A Preferred Stock outstanding at the time. As the carrying value of the outstanding shares of Series A Preferred Stock prior to the extinguishment was deemed to equal the aggregate fair value of the reissued shares and the shares issued as a dividend, no gain or loss was recognized on extinguishment of the Series A Preferred Stock.

In October 2017, the Company issued and sold an additional 17,612,279 shares of Series A Preferred Stock, at a price of $0.7949 per share, for total proceeds of $13,963, net of issuance costs of $37.

Prior to the IPO, the authorized capital stock of the Company included 63,491,857 shares of $0.0001 par value preferred stock, of which 3,333,333 shares have been designated as Series Seed Preferred Stock, 31,639,202 shares have been designated as Series A Preferred Stock and 28,519,322 shares have been designated as Series B Preferred Stock.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

8. Redeemable Convertible Preferred Stock (continued)

On January 19, 2018, the Company entered into a stock purchase agreement for the sale of 28,285,557 shares of Series B Preferred Stock for $2.1389 per share. The total gross proceeds received were $60,500 and issuance costs were $2,243. In addition, the Company issued 233,765 shares of Series B Preferred Stock to BioMarin as required by the Company’s license agreement with BioMarin (Note 11).

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

9. Common Stock

As of December 31, 2017, the authorized capital stock of the Company included 51,000,000 shares of common stock, $0.0001 par value.

On June 1, 2018, the Board approved for filing immediately following the effectiveness of the Company’s registration statement in connection with its IPO, the Fourth Amended and Restated Certificate of Incorporation, which, among other matters: (i) authorized 150,000,000 shares of common stock, $0.0001 par value and (ii) created 10,000,000 shares of undesignated preferred stock. As of December 31, 2018, no undesignated preferred stock was outstanding.

In accordance to the Fourth Amended and Restated Certificate of Incorporation, the holders of the common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action, each outstanding share entitling the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote; provided, however, that, except as otherwise required by law, holders of common stock, as such, shall not be entitled to vote on any amendment to any amendment to a certificate of designations of any series of undesignated preferred stock that alters or changes the powers, preferences, rights or other terms of one or more outstanding series of undesignated preferred stock if the holders of such affected series of undesignated preferred stock are entitled to vote, either separately or together with the holders of one or more other such series, on such amendment pursuant to a certificate of designations of any series of undesignated preferred stock.

Through December 31, 2018, no cash dividends have been declared or paid.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

9. Common Stock (continued)

Reverse Stock Split

On June 1, 2018, the Board approved a 1-for-4.312 reverse stock split of the Company’s common stock. The reverse stock split was approved by the stockholders on June 7, 2018 and became effective on June 7, 2018. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share and per share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased.

Initial Public Offering

On June 20, 2018, the Company’s registration statement on Form S-1 relating to its IPO was declared effective by the SEC. The IPO closed on June 25, 2018 and the Company issued and sold 5,247,958 common shares at a public offering price of $19.00 per share for net proceeds of $90,103 after deducting underwriting discounts and commissions of $6,980 and other offering expenses of approximately $2,628. Simultaneously, on June 25, 2018, the Company issued and sold 787,193 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $13,910 after deducting underwriting discounts and commissions of $1,047. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $104,013. Upon the closing of the IPO, the Preferred Stock then outstanding converted into an aggregate of 15,320,213 shares of common stock.

Common Stock Reserved for Future Issuance

At December 31, 2018 and 2017, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2018	2017
Shares reserved for Series Seed Preferred Stock outstanding	—	806,711
Shares reserved for Series A Preferred Stock outstanding	—	7,611,438
Shares reserved for vesting of restricted stock awards	153,276	276,301
Shares reserved for exercise of outstanding stock options	2,164,101	1,034,961
Shares reserved for issuance under the 2015 Stock Option and Grant Plan	—	143,717
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	385,561	—
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	223,200	—

Total shares of authorized common stock reserved for future issuance	2,926,138	9,873,128

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

10. Stock-Based Compensation

Amended and Restated 2015 Stock Option and Grant Plan

The Company’s Amended and Restated 2015 Stock Option and Grant Plan, (the “2015 Plan”) provides for the Company to issue restricted stock awards and restricted stock units, or to grant incentive stock options or non-statutory stock options. Incentive stock options may be granted only to the Company’s employees including officers and members of the Board who are also employees. Restricted stock awards and restricted stock units and non- statutory stock options may be granted to employees, members of the Board, outside advisors, and consultants of the Company.

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

The number of options available for future grant under the 2018 Plan was 385,561 as of December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company granted options to purchase 1,277,528 and, 433,102 shares, respectively, of common stock to employees, nonemployees and members of the Board.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on June 1, 2018 and approved by stockholders on June 7, 2018 and became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. The ESPP is intended to qualify as an “employee stock

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

10. Stock-Based Compensation (continued)

2018 Employee Stock Purchase Plan (continued)

purchase plan” within the meaning of Section 423(b) of the Code. The ESPP initially reserves and authorizes the issuance of up to a total of 223,200 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 1,115,700 shares or (iii) such number of shares as determined by the ESPP administrator. The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

The total number of common shares that may be issued under the ESPP was 223,200 shares as of December 31, 2018, of which 223,200 shares remained available for future grant.

As of December 31, 2018, the initial purchase period under the ESPP has not yet commenced.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2018	2017
Expected option life (years)	6.06	6.08
Risk-free interest rate	2.74%	1.93%
Expected volatility	81.60%	84.54%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	1,034,961	$0.78	8.94	$3,427
Granted	1,277,528	$12.78
Exercised	(16,974)	$0.98
Cancelled or forfeited	(131,414)	$2.54

Outstanding as of December 31, 2018	2,164,101	$7.75	8.77	$23,083

Exercisable as of December 31, 2018	538,214	$1.22	7.97	$8,311
Unvested as of December 31, 2018	1,625,886	$9.92	9.04	$14,771

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

10. Stock-Based Compensation (continued)

Stock Option Valuation (continued)

The weighted-average grant-date fair value of the Company’s stock options granted during the years ended December 31, 2018 and 2017 was $10.91 and $1.50, respectively.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions to certain employees of the Company. The purchase price of the restricted stock awards are determined by the Board. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The Company has the option to repurchase the restricted stock awards at the original purchase price if the grantee terminates its working relationship with the Company prior to the vesting date.

The following table summarizes the Company’s restricted common stock activity for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2017	276,301	$0.42
Vested	(123,026)	$0.42
Forfeited, canceled or expired	—	$—

Issued and unvested as of December 31, 2018	153,275	$0.42

The total fair value of restricted common stock vested during the years ended December 31, 2018 and 2017 was $52 and $55, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2018	2017
Research and development	$920	$80
General and administrative	1,276	97

Total stock-based compensation expense	$2,196	$177

As of December 31, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $12,097, which is expected to be recognized over a weighted-average period of 3.48 years.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

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

Under this agreement, the Company paid an option fee of CAD $20, an upfront license fee of CAD $75, plus the annual license maintenance fee for the first year. Thereafter, the Company is also required to pay UHN future annual license maintenance fees until the first sale of a licensed product in certain markets. The Company is also obligated to make future milestone payments in an aggregate amount of up to CAD $2,450 upon the achievement of specified milestones as well as royalties on a country-by-country basis of a low to mid-single-digit percentage of annual net sales of licensed products and a lower single-digit royalty percentage in certain circumstances. Additionally, the Company has agreed to pay a low double-digit royalty percentage of all sublicensing revenue.

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

For the years ended December 31, 2018 and 2017, the Company recorded research and development expense of $15 and $16, respectively, which consists of the license option fee, the upfront fee and maintenance fees.

Interleukin 12 License Agreement—

On January 27, 2016, the Company entered into an exclusive license agreement with UHN, pursuant to which UHN granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

11. License Agreements (continued)

Agreements with UHN (continued)

related to Interleukin 12. Upon execution of this agreement, the Company paid an upfront license fee of CAD $264. In addition, as part of the initial consideration for the license, the Company issued to UHN 1,161,665 shares of the Company’s common stock. The fair value of the shares issued to UHN of $480 and the upfront fee was expensed upon the execution of the agreement. In addition, the Company agreed to pay UHN up to $2,000 upon the closing of an IPO if certain criteria are met. This obligation was considered a derivative instrument and was initially recorded at fair value of $49 (Note 3). The Company is also required to pay UHN future annual license maintenance fees of CAD $50 on each anniversary of the effective date of the license agreement prior to expiration or termination and potential future milestone payments of up to CAD $19,275 upon the achievement of specified clinical and regulatory milestones. The Company also agreed to pay UHN royalties of a low single-digit percentage of net sales of licensed products sold by the Company. If the Company grants any sublicense rights under the license agreement, the Company has agreed to pay UHN a low double-digit royalty percentage of any sublicense income received by the Company.

The agreement requires the Company to meet certain diligence requirements based upon specified milestones. The agreement expires on the later of the date the last patent rights expire in the last country or ten years from the date of first sale. UHN can terminate the agreement if the Company fails to make any payments within a specified period after receiving written notice of such failure, or in the event that the Company fails to obtain or maintain insurance. The Company can voluntarily terminate the agreement with prior notice to UHN. Either the Company or UHN may terminate the license agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time.

For the years ended December 31, 2018 and 2017, the Company recorded research and development expense related to this agreement with UHN of $41 and $151, respectively, which consists of upfront fees, the fair value of the shares and derivative instrument issued to UHN, and license maintenance fees and development milestone payments.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of our Series B Preferred Stock financing in January 2018. Both the upfront cash payment of $500 and the value of the shares Series B Preferred Stock issued of $500 were recorded as research and development expense during the year ended December 31, 2017. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. The Company recorded research and development expense related to this agreement with BioMarin of $1,000 related to the license for the year ended December 31, 2017. No expenses related to the license were recorded for the year ended December 31, 2018.

Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. BioMarin and the Company can terminate the agreement in the

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

11. License Agreements (continued)

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) (continued)

event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon written notice to BioMarin. BioMarin has the right to terminate the agreement upon the Company’s bankruptcy or insolvency, or in the event of any challenge or opposition to the licensed patent rights or related actions brought by the Company or its affiliates or sublicensees, or if the Company, its affiliates or sublicensees knowingly assist a third-party in challenging or otherwise opposing the licensed patent rights, except as required under a court order or subpoena.

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. The Company recorded research and development expense of $1,000 for the year ended December 31, 2017, which consisted of upfront fees related to the license. No expenses related to the license were recorded for the year ended December 31, 2018.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No expenses related to the license were recorded for the years ended December 31, 2018 and 2017.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

12. Income Taxes

For the years ended December 31, 2018 and 2017, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company’s operations are predominantly based in the United States and the Company’s foreign subsidiaries generated de minimis losses for the years ended December 31, 2018 and 2017.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2018	2017
Federal income tax expense at statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	5.2	4.9
Permanent differences	(0.8)	(0.3)
U.S.—TCJA	—	(14.8)
Foreign rate differential	0.2	(0.2)
Research and development tax credits	1.1	1.3
Change in valuation allowance	(26.5)	(24.9)
Provision to Return	(0.2)	—

Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2018	2017
Deferred tax assets:
U.S., foreign, and state net operating loss carryforwards	$15,815	$5,183
Research and development credits	454	95
Capitalized start up and organizational costs	35	39
Equity based compensation	185	29
Derivative liability	—	101
Licensing agreements	1,258	800
Accruals and other	948	239

Total deferred tax assets	18,695	6,486
Valuation allowance	(18,457)	(6,466)

Net deferred tax assets	$238	$20

Deferred tax liabilities:
Property and equipment	$(238)	$(20)

Total deferred tax liabilities	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2018 and 2017, based on the Company’s history of operating losses, the

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

12. Income Taxes (continued)

Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The valuation allowance increased $11,991 and $4,568 during the years ended December 31, 2018 and 2017, respectively, due primarily to net operating losses generated.

As of December 31, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of $57,279 and $19,007, respectively, that may be available to offset future income tax liabilities. U.S. federal tax operating loss carryforwards of approximately $17,504 will expire at various dates through 2037. Approximately $39,774 of the U.S. federal tax operating losses can be carried forward indefinitely. As of December 31, 2018 and 2017, the Company also had U.S. state net operating loss carryforwards of $54,212 and $18,866, respectively, which may be available to offset future taxable income. These losses expire at various dates through 2038. As of December 31, 2018 and 2017, the Company had foreign net operating loss carryforwards of $1,201 and $296, respectively. The foreign net operating losses can be carried forward indefinitely.

As of December 31, 2018 and 2017, the Company has federal research and development tax credit carryforwards of $339 and $34 respectively. The Company qualifies for, and has elected to, apply part of its federal research credits against its payroll tax liability in accordance with certain provisions of the Internal Revenue Code. The amount applied towards the Company’s payroll tax liability is capped at $250 per year. The federal research credits generated in excess of the $250 cap are able to be carried forward for 20 years. As of December 31, 2018 and 2017, the Company had state research and development tax credit carryforwards of approximately $146 and $119, respectively, available to reduce future tax liabilities which expire at various dates through 2033. For all years through December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards.

As the Company carries out extensive research and development activities, it seeks to benefit from the Australian research and development tax credit cash rebate regime. Under this regime, the Company’s Australian subsidiary, AVROBIO Australia, may be eligible to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 43.5% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables, certain internal overhead costs and subcontracted expenditures as part of research projects for which the Company does not receive income. For the year ended December 31, 2018, the Company recorded $1.3 million in research and development tax credits as an offset to research and development expenses.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed numerous financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

12. Income Taxes (continued)

The Company files income tax returns in Australia, Canada, the United States, and in several states. The foreign, federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by foreign tax authorities, the Internal Revenue Service, or state tax authorities to the extent utilized in a future period.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “TCJA”). This legislation reduced the U.S. corporate tax rate from the existing rate of 34% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing at December 31, 2017 from the 34% federal rate in effect through the end of 2017, to the new 21% rate. This revaluation resulted in a reduction to the Company’s net deferred tax asset of $2,779. This amount was offset by a corresponding reduction to the Company’s deferred tax asset valuation allowance. The other provisions of the TCJA did not have a material impact on the December 31, 2017 financial statements.

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company did not record any adjustments in the year ended December 31, 2018 to provisional amounts that were material to its financial statements. As of December 31, 2018, the Company’s accounting treatment is complete.

13. Net Loss per Share Attributable to Common Stockholders

For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock, Preferred Stock and the warrant to purchase shares of Series A Preferred Stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended December 31,
	2018	2017
Options to purchase common stock	2,164,101	1,034,961
Restricted common stock	153,276	276,301
Redeemable convertible preferred stock (as converted to common stock)	—	8,418,149
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	6,850

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

14. Commitments and Contingencies

Lease Agreements

In August 2017, the Company entered into a sub-lease agreement for laboratory space located in Cambridge Massachusetts, United States, which expires in August 2020. The annual lease payments are subject to a 3% increase each year. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. On December 4, 2018, the Company terminated the sub-lease without any penalty. The leasehold improvement cost was written off to rental expenses during the year ended December 31, 2018.

On January 12, 2018, the Company entered into a lease agreement for office space located in Cambridge, Massachusetts. The lease agreement expires in January 2023, with a landlord who is an affiliate of the landlord of the Company’s prior lease facility. The annual lease payments are subject to a 3% increase each year. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company received a tenant incentive allowance of $842 in 2018. Such incentive allowance is being amortized as a reduction of rent expense on a straight-line basis over the lease period. In accordance with the lease agreement, the Company is required to maintain a security deposit of $209, which was recorded in other assets as of December 31, 2018. In contemplation of this agreement, the Company terminated its prior lease agreement.

On August 31, 2018, the Company entered into a sub-lease agreement for lab space located in Cambridge Massachusetts, United States, which expires in October 2020. The annual lease payments are subject to a 3% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in other assets as of December 31, 2018.

The Company recorded rent expense of $1,295 and $335 during the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2018:

Year Ending December 31,
2019	$1,806
2020	1,563
2021	705
2022	726
2023	61

$4,861

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2018 and 2017 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2018 and 2017, or royalties on future sales of

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

14. Commitments and Contingencies (continued)

Other (continued)

specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 11 for discussion of these arrangements.

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

15. Related Party Transactions

UHN

In connection with the Company’s entry into a license agreement with UHN (Note 11) on January 27, 2016, the Company issued UHN 4,800,000 shares of its common stock. As a result of the issuance of common stock, UHN owned 4.45% and 9.65% of the Company’s fully diluted equity as of December 31, 2018 and 2017, respectively. Upon the closing of the sale of shares of common stock in an IPO, if UHN’s fully-diluted percentage ownership of the Company is reduced within a range of specified percentages, then the Company is obligated to pay UHN an amount up to $2,000. See Note 3 for further discussion on the accounting treatment for this provision.

For the years ended December 31, 2018 and 2017, the Company recognized $56 and $167, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 11 for additional information regarding the UHN license agreements.

The Company recorded research and development expenses of $0 and $3 related to participation on the scientific advisory board and consulting services performed by a member of the board who is affiliated with UHN during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, there was $0 and $10, respectively, included in accrued expenses on the Company’s consolidated balance sheet related to these services.

Others

For the years ended December 31, 2018 and 2017, the Company recorded expenses of $348 and $0, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the board.

For the years ended December 31, 2018 and 2017, the Company recorded expenses of $40 and $86, respectively, related to consulting services provided by an entity affiliated with an officer of the Company and a member of the Board. The entity is also a shareholder of the Company and owned 0.46% and 1.00% of the Company’s fully diluted equity as of December 31, 2018 and 2017, respectively.

For the year ended December 31, 2017, the Company recorded expenses of $15, related to services provided by an entity affiliated with a member of the Board and the use of office space. The lease was terminated in February 2017 and the services were no longer being provided as of December 31, 2017.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

15. Related Party Transactions (continued)

Others (continued)

In August 2017, the Company entered into a sub-lease agreement with an entity affiliated with the Company’s CEO. The executive resigned from the affiliated entity in September 2017. The Company recorded rent expense of $31 under this sub-lease agreement prior to such resignation for the two month period in 2017.

See Note 14 for additional information on the terms of these sublease agreements.

16. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In August 2018, the Company’s Board approved a company matching contribution of up to 3%, effective October 1, 2018. The Company made matching contributions of $35 to the plan during the year ended December 31, 2018 and made no contributions to the plan during the year ended December 31, 2017.

17. Subsequent Events

The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2018 through the filing date of this Annual Report on Form 10-K with the SEC, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2018, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these consolidated financial statements.

EXHIBIT NO.	EXHIBIT INDEX
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2018 (File No. 001-38537) and incorporated herein by reference)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 25, 2018 (File No. 001-38537) and incorporated herein by reference)

4.1	Form of Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

4.2	Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated January 9, 2018 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.1#	2015 Amended and Restated Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.2#	2018 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.3#	Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.4#	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.5†	Exclusive License Agreement, by and between the Registrant and University Health Network, dated November 4, 2016, as amended (filed as Exhibit 10.5 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 1, 2018 (File No. 333-225213) and incorporated herein by reference)

10.6†	License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated August 31, 2017 (filed as Exhibit 10.6 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.7†	Exclusive License Agreement, by and among the Registrant, Stefan Karlsson and Maria Dahl, dated January 30, 2017 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.8†	License Agreement, by and between the Registrant and GenStem Therapeutics, Inc., dated October 2, 2017 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.9#	Amended and Restated Employment Agreement, by and between the Registrant and Geoff MacKay, effective as of June 25, 2018 (filed as Exhibit 10.9 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.10#	Amended and Restated Employment Agreement, by and between the Registrant and Nerissa Kreher, M.D., effective as of June 25, 2018 (filed as Exhibit 10.10 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

EXHIBIT NO.	EXHIBIT INDEX

10.11#	Amended and Restated Employment Agreement, by and between the Registrant and Katina Dorton, effective as of June 25, 2018 (filed as Exhibit 10.11 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.12#	Employment Agreement, by and between the Registrant and Erik Ostrowski, dated December 17, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 21, 2018 (File No. 001-38537 ) and incorporated herein by reference)

10.13#	Employment Agreement, by and between the Registrant and Steven Avruch, dated December 17, 2018

10.14#	Consulting Agreement, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated December 17, 2018

10.15#	Employment Agreement, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated December 17, 2018

10.16#	Separation Agreement and Release, by and between the Registrant and Katina Dorton, dated January 8, 2019 (filed as Exhibit 10.1 to Amendment No. 1 the Current Report on Form 8-K filed on January 11, 2019 (File No. 001-38537) and incorporated herein by reference)

10.17#	Separation Agreement and Release, by and between the Registrant and Nerissa Kreher, M.D., dated January 10, 2019 (filed as Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on January 11, 2019 (File No. 001-38537) and incorporated herein by reference)

10.18#	2018 Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.19	Lease Agreement, dated as of January 12, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended
#	Indicates a management contract or any compensatory plan, contract or arrangement
*	Indicates the exhibit is being furnished, not filed, with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVROBIO, INC.

By:	/s/ Geoff Mackay
Geoff MacKay
President and Chief Executive Officer

Dated: March 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Geoff MacKay Geoff MacKay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2019

/s/ Erik Ostrowski Erik Ostrowski	Chief Financial Officer (Principal Financial Officerand Principal Accounting Officer)	March 25, 2019

/s/ Bruce Booth Bruce Booth, D.Phil.	Chairman of the Board of Directors	March 25, 2019

/s/ Ian T. Clark Ian T. Clark	Director	March 25, 2019

/s/ Phillip B. Donenberg Phillip B. Donenberg	Director	March 25, 2019

/s/ Annalisa Jenkins Annalisa Jenkins, M.B.B.S., F.R.C.P	Director	March 25, 2019

/s/ Christopher Paige Christopher Paige, Ph.D.	Director	March 25, 2019

/s/ Philip J. Vickers Philip J. Vickers, Ph.D.	Director	March 25, 2019