Form 10-Q
period 2019-03-31
AVROBIO, Inc.
filed 2019-05-13
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVRO	Nasdaq Global Select Market

As of May 9, 2019, the registrant had 24,147,025 shares of common stock, $0.0001 par value per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the SEC) could materially and adversely affect our business, prospects, financial condition and results of operations. Except

ii

as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$108,476	$126,302
Prepaid expenses and other current assets	5,203	3,718

Total current assets	113,679	130,020
Property and equipment, net	2,864	2,634
Other assets	825	825

Total assets	$117,368	$133,479

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,458	$2,784
Accrued expenses and other current liabilities	6,477	7,822

Total current liabilities	9,935	10,606
Deferred rent, net of current portion	645	689

Total liabilities	10,580	11,295

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 24,076,762 and 23,959,903 shares issued as of March 31, 2019 and December 31, 2018, respectively; 23,954,241 and 23,806,628 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	195,628	193,921
Accumulated deficit	(88,842)	(71,739)

Total stockholders’ equity	106,788	122,184

Total liabilities and stockholders’ equity	$117,368	$133,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Operating expenses:
Research and development	$12,446	$5,647
General and administrative	5,254	2,141

Total operating expenses	17,700	7,788

Loss from operations	(17,700)	(7,788)

Other income (expense):
Interest income	657	158
Change in fair value of preferred stock warrant liability	—	(12)
Change in fair value of derivative liability	—	(587)
Other expense	(60)	(13)

Total other income (expense), net	597	(454)

Net loss	$(17,103)	$(8,242)

Comprehensive loss	$(17,103)	$(8,242)

Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(17,103)	$(8,242)
Accretion of issuance costs on redeemable convertible preferred stock	—	(2,243)

Net loss attributable to common stockholders—basic and diluted	$(17,103)	$(10,485)

Net loss per share attributable to common stockholders—basic and diluted (Note 10)	$(0.72)	$(4.51)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	23,893,696	2,324,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	—	$—	—	$—	23,806,628	$2	$193,921	$(71,739)	$122,184
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,455	—	1,455
Exercise of stock options	—	—	—	—	—	—	116,859	—	252	—	252
Vesting of restricted stock awards	—	—	—	—	—	—	30,753	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(17,103)	(17,103)

Balance as of March 31, 2019	—	$—	—	$—	—	$—	23,954,241	$2	$195,628	$(88,842)	$106,788

Balance as of December 31, 2017	3,333,333	$1,500	31,450,499	$25,000	—	—	2,305,173	$—	$339	$(23,474)	$(23,135)
Issuance of series B redeemable convertible preferred stock, net of issuance costs of $2,243	—	—	—	—	28,285,557	58,257	—	—	—	—	—
Issuance of series B redeemable convertible preferred stock to settled accrued liability of license cost	—	—	—	—	233,765	500	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	2,243	—	—	(339)	(1,904)	(2,243)
Stock-based compensation expense	—	—	—	—	—	—	—	—	109	—	109
Vesting of restricted stock awards	—	—	—	—	—	—	30,753	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,242)	(8,242)

Balance as of March 31, 2018	3,333,333	$1,500	31,450,499	$25,000	28,519,322	$61,000	2,335,926	$—	$109	$(33,620)	$(33,511)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,103)	$(8,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	190	21
Stock-based compensation expense	1,455	109
Amortization of deferred offering costs	—	11
Impairment loss of property and equipment	—	235
Deferred rent expense	(40)	(8)
Change in fair value of preferred stock warrant liability	—	12
Change in fair value of derivative liability	—	587
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,485)	(189)
Other assets	—	(306)
Accounts payable	671	1,438
Accrued expenses and other current liabilities	(1,426)	352

Net cash used in operating activities	(17,738)	(5,980)

Cash flows from investing activities:
Purchases of property and equipment	(340)	(263)

Net cash used in investing activities	(340)	(263)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	58,263
Proceeds from exercise of stock options	252	—
Payments of initial public offering costs	—	(55)

Net cash provided by financing activities	252	58,208

Net (decrease) increase in cash, cash equivalents and restricted cash	(17,826)	51,965
Cash, cash equivalents and restricted cash at beginning of period	126,794	5,987

Cash, cash equivalents and restricted cash at end of period	$108,968	$57,952

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$336	$88
Property and equipment held for sale	$—	$19
Deferred offering costs included in accrued expenses	$—	$507
Purchase of property and equipment paid for by landlord	$—	$181
Accretion of issuance costs related to redeemable convertible preferred stock	$—	$2,240
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$108,476	$57,928
Long-term restricted cash (included in other assets)	492	24

Cash, cash equivalents and restricted cash at end of period	$108,968	$57,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

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

On June 20, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the SEC. The IPO closed on June 25, 2018 and the Company issued and sold 5,247,958 common shares at a public offering price of $19.00 per share for net proceeds of $90,103 after deducting underwriting discounts and commissions of $6,980 and other offering expenses of approximately $2,628. Simultaneously, on June 25, 2018, the Company issued and sold 787,193 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $13,910 after deducting underwriting discounts and commissions of $1,047. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $104,013. Upon the closing of the IPO, all series Seed redeemable convertible preferred stock (the “Series Seed Preferred Stock”), series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and series B redeemable convertible preferred stock (the “Series B Preferred Stock”), (the Series Seed Preferred Stock, the Series A Preferred Stock and the Series B Preferred Stock are collectively referred to as the “Preferred Stock”) then outstanding converted into an aggregate of 15,320,213 shares of common stock.

Through March 31, 2019, the Company has funded its operations primarily with proceeds from the sale of the Preferred Stock and common stock through the Company’s IPO. The Company has incurred recurring losses since its inception, including net losses of $17,103 and $8,242 for the three months ended March 31, 2019 and 2018, respectively. In addition, as of March 31, 2019, the Company had an accumulated deficit of $88,842. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the date of issuance of the financial statements contained in this Form 10-Q. However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2018, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2019, and the results of its operations, changes in stockholders’ equity and its cash flows for the three months ended March 31, 2019 and 2018.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)

The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2019.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of March 31, 2019, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 13.

Recently Issued Accounting Pronouncements

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

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

In August 2019, The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-15 during the quarter ended March 31, 2019. The adoption did not have a material impact on the condensed consolidated financial statements.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$108,233	$—	$—	$108,233
Restricted cash	492	—	—	492

	$108,725	$—	$—	$108,725

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$126,047	$—	$—	$126,047
Restricted cash	492	—	—	492

	$126,539	$—	$—	$126,539

During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of the Warrant to Purchase Preferred Stock

At March 31, 2018, the Company had outstanding a warrant to purchase shares of Series A Preferred Stock that was issued to a lender in connection with a loan and security agreement entered into in 2017. The fair value of the warrant to purchase preferred stock was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

Prior to the IPO, the Company classified the warrant as a liability on its consolidated balance sheets as the warrant is a free-standing financial instrument that may require the Company to transfer assets upon exercise. The preferred stock warrant liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant to purchase preferred stock were recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

The Company recognized a loss of $12 in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 related to the change in fair value of the warrant.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

3. Fair Value of Financial Assets and Liabilities (continued)

Valuation of Derivative

In January 2016, in connection with a license agreement entered into with University Health Network (“UHN”), and as part of the initial consideration for the license, the Company issued 1,161,665 shares of common stock to UHN pursuant to a stock purchase agreement (the “Stock Purchase Agreement”). The Stock Purchase Agreement contained a provision requiring the Company to make a cash payment to UHN of up to $2,000 if UHN’s fully diluted ownership was reduced within specified percentages as part of an IPO by the Company. The Company concluded the anti-dilution feature represented a derivative instrument and should be measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense), net in the consolidated statements of operations and comprehensive loss. The initial fair value of the derivative was recorded as research and development expense in January 2016.

On March 31, 2018, the Company remeasured the fair value of the derivative, using current assumptions, resulting in an increase in fair value of $587, which was recorded in other expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018. On June 21, 2018, in connection with the Company’s IPO, the Company remeasured the fair value of the derivative to $2,000 as the Company was required to pay the dilution payment as mentioned above, which the Company paid in July 2018. An increase in fair value of $1,629 was recorded in other expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2018.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018
Tax incentive refund	$1,268	$1,325
Prepaid research and development costs	2,950	981
Prepaid insurance	227	316
Interest income receivable	200	220
Prepaid rent	83	81
Other current assets	475	795

	$5,203	$3,718

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
Laboratory and office equipment	$2,044	$1,624
Leasehold improvements	1,260	1,260
Computer equipment and software	135	134

	3,439	3,018
Less: Accumulated depreciation and amortization	(575)	(384)

	$2,864	$2,634

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $190 and $21, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Compensation and benefit costs	$1,437	$2,616
Research and development costs	4,086	3,969
Consulting and professional fees	484	320
Other liabilities	470	917

	$6,477	$7,822

7. Redeemable Convertible Preferred Stock and Common Stock

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

As of March 31, 2018, the Preferred Stock consisted of the following:

	March 31, 2018
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series Seed preferred stock	3,333,333	3,333,333	$1,500,000	$1,500,000	806,711
Series A preferred stock	31,639,202	31,450,499	25,000,000	25,000,000	7,611,438
Series B preferred stock	28,519,322	28,519,322	61,000,000	61,000,000	6,902,064

	63,491,857	63,303,154	$87,500,000	$87,500,000	15,320,213

Upon closing of the IPO, the Preferred Stock as of March 31, 2018, were converted into 15,320,213 shares of common stock. The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

Common Stock

As of March 31, 2019 and December 31, 2018, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of March 31, 2019 and December 31, 2018, no undesignated preferred stock was outstanding.

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

Through March 31, 2019, no cash dividends have been declared or paid.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

7. Redeemable Convertible Preferred Stock and Common Stock (continued)

Common Stock Reserved for Future Issuance

At March 31, 2019 and December 31, 2018, the Company has reserved the following shares of common stock for future issuance:

	March 31, 2019	December 31, 2018
Shares reserved for vesting of restricted stock awards	124,821	153,276
Shares reserved for exercise of outstanding stock options	2,986,048	2,164,101
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	528,134	385,561
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	461,266	223,200

Total shares of authorized common stock reserved for future issuance	4,100,269	2,926,138

8. Stock-Based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2019	2018
Expected option life (years)	6.00	6.07
Risk-free interest rate	2.53%	2.72%
Expected volatility	80.57%	84.00%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,164,101	$7.75	8.77	$23,083
Granted	1,002,579	$16.30
Exercised	(116,859)	$2.16
Cancelled or forfeited	(63,773)	$3.23

Outstanding as of March 31, 2019	2,986,048	$10.94	8.72	$34,524

Exercisable as of March 31, 2019	673,946	$2.02	6.73	$13,502
Vested and expected to vest as of March 31, 2019	2,986,048	$10.94	8.72	$34,524

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2019 and 2018 was $11.41 and $6.99, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stock-Based Compensation (continued)

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2018	153,275	$0.42
Granted	2,300	$15.65
Vested	(30,754)	$0.42
Forfeited, canceled or expired	—	$—

Issued and unvested as of March 31, 2019	124,821	$0.70

The total fair value of restricted common stock vested during the three months ended March 31, 2019 and 2018 was $13 and $13, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$860	$36
General and administrative	595	73

Total stock-based compensation expense	$1,455	$109

As of March 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $22,083, which is expected to be recognized over a weighted-average period of 3.61 years.

9. License Agreements

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

9. License Agreements (continued)

Agreements with UHN (continued)

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

For the three months ended March 31, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $194 and zero, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to the Fabry license agreement in the three months ended March 31, 2019 and 2018.

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

For the three months ended March 31, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $38 and $41, respectively, which consists of license maintenance fees. No milestone fees were incurred related to the IL-12 license agreement in the three months ended March 31, 2019 and 2018.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

9. License Agreements (continued)

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of our Series B Preferred Stock financing in January 2018. Both the upfront cash payment of $500 and the value of the shares Series B Preferred Stock issued of $500 were recorded as research and development expense during the year ended December 31, 2017. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. No milestone fees related to the license were recorded for the three months ended March 31, 2019 and 2018.

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

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The next anticipated payment under this Agreement is $2,000, and would become due following the treatment of the first patient in the planned Phase 1/2 clinical trial of AVR-RD-04 in cystinosis. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. No milestone fees related to the license were recorded for the three months ended March 31, 2019 and 2018.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No milestone fees related to the license were recorded for the three months ended March 31, 2019 and 2018.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

10. Net Loss per Share Attributable to Common Stockholders

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	2,986,048	1,788,750
Restricted common stock	124,821	245,548
Redeemable convertible preferred stock (as converted to common stock)	—	15,320,213
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	6,850

11. Commitments and Contingencies

Lease Agreement

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2019 and 2018 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2019 and December 31, 2018, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 9. See Note 9 for discussion of these arrangements.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March 31, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

12. Related Party Transactions

UHN

In connection with the Company’s entry into a license agreement with UHN on January 27, 2016, the Company issued UHN 1,161,665 shares of its common stock. Upon the closing of the IPO, as UHN’s fully-diluted percentage ownership of the Company was reduced within a range of specified percentages, the Company was obligated to pay UHN an amount up to $2,000, which was paid in July 2018. See Note 3 for further discussion on the accounting treatment for this provision.

For the three months ended March 31, 2019 and 2018, the Company recognized $232 and $41, respectively, of research and development expense related to the license agreements with UHN (Note 9).

Others

For the three months ended March 31, 2019, the Company recorded expenses of $356, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Board. No such expense was recorded for the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, the Company recognized zero and $38, respectively, related to consulting services provided by an entity affiliated with an officer of the Company and a member of the Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31,2018, as supplemented by our subsequent filings with the SEC.

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

We continue our move towards implementing our commercial-scale platoTM platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a therapeutic drug monitoring, or TDM, conditioning regimen. These platform improvements have been designed with the intent of improving safety and enhancing the potency and long-term durability of our therapies. We are developing the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering, or IPO. Through March 31, 2019, we had received gross proceeds of $87.5 million from the sales of our preferred stock and $114.7 million from the sales of common stock through our IPO. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $17.1 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 we had an accumulated deficit of $88.8 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2019, we had cash and cash equivalents of $108.5 million. We believe that our existing cash and cash equivalents as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Recent Developments

In 2018, we held a pre-Investigational New Drug, or pre-IND, meeting with the U.S. Food and Drug Administration, or FDA, to discuss the requirements to commence clinical trials in the United States. In April 2019, we received clearance from the FDA for the IND application of AVR-RD-01, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the second half of 2019.

In April 2019, additional preclinical data from a mouse model of Gaucher disease Type 1, evaluating both early and late stages of disease, was presented at the annual meeting of the American Society of Gene & Cell Therapy (ASGCT). Following administration of ex vivo gene therapy with our LV2 lentiviral vector in the mouse model, the data demonstrated a significant reduction in the levels of glucocerebroside in bone marrow, spleen, and liver; significant reversal of hepatosplenomegaly; improved red blood cell indices (hematocrit and hemoglobin); and a reduction of severity of Gaucher cell infiltration in tissues including bone marrow, spleen, and liver. Trends for improvements in bone mass, density, and thickness were also observed.

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended March 31,
	2019	2018
Fabry	$2,221	$1,889
Gaucher	2,066	855
Pompe	1,498	147
Cystinosis	475	148
AML	—	46
Unallocated research and development expenses	6,186	2,562

Total research and development expenses	$12,446	$5,647

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

Change in Fair Value of Derivative Liability

Our stock purchase agreement with University Health Network, or UHN, provided for a payment to UHN upon completion of an initial public offering, which included our IPO, if UHN’s fully-diluted percentage ownership of our company was reduced within a range of specified percentages. We classified the IPO dilution payment obligation as a liability on our consolidated balance sheet and we were required to remeasure to fair value at each reporting date. We recognized changes in the fair value of the derivative liability as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. On June 21, 2018, in connection with our IPO, we remeasured the fair value of the derivative liability to $2.0 million as we were required to pay the dilution payment as mentioned above, which was paid in July 2018.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our consolidated results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Change
	2019	2018
Operating expenses:
Research and development	$12,446	$5,647	$6,799
General and administrative	5,254	2,141	3,113

Total operating expenses	17,700	7,788	9,912

Loss from operations	(17,700)	(7,788)	(9,912)
Other income (expense):
Interest income	657	158	499
Change in fair value of preferred stock warrant liability	—	(12)	12
Change in fair value of derivative liability	—	(587)	587
Other expense	(60)	(13)	(47)

Total other income (expense), net	597	(454)	1,051

Net loss	$(17,103)	$(8,242)	$(8,861)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Change
	2019	2018
Direct research and development expenses by program:
Fabry	$2,221	$1,889	$332
Gaucher	2,066	855	1,211
Pompe	1,498	147	1,351
Cystinosis	475	148	327
AML	—	46	(46)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,417	1,621	1,796
Other	2,769	941	1,828

Total research and development expenses	$12,446	$5,647	$6,799

Research and development expenses were $12.4 million for the three months ended March 31, 2019, compared to $5.6 million for the three months ended March 31, 2018. The increase of $6.8 million was primarily due to increases of $0.3 million in direct costs for our Fabry program, $1.2 million in direct costs for our Gaucher program, $0.3 million in direct costs related to our Cystinosis program, $1.4 million in direct costs related to our Pompe program and $3.6 million in unallocated research and development costs.

The increase in direct costs for our Fabry program was primarily due to a $0.3 million increase in manufacturing costs.

The increase in direct costs for our Gaucher program was primarily due to an increase in manufacturing costs of $0.6 million, an increase in preclinical costs of $0.3 million and an increase in clinical costs of $0.3 million.

The increase in direct costs for our Cystinosis program was primarily due to an increase in preclinical costs of $0.3 million.

The increase in direct costs for our Pompe program was primarily due to an increase in preclinical costs of $1.3 million.

The increase in unallocated research and development expenses was primarily due to an increase of $1.8 million in personnel-related costs, including stock-based compensation, as a result of hiring additional personnel in our research and development department, an increase of $1.0 million in preclinical costs and consulting expenses and an increase of $0.8 million in facility costs and rent expense. Personnel-related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $0.9 million and less than $0.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the three months ended March 31, 2019, compared to $2.1 million for the three months ended March 31, 2018. The increase of $3.1 million was primarily due to increases of $1.1 million in personnel-related costs, including stock-based compensation, $0.5 million in legal fees, $0.3 million in consulting and professional fees, $0.2 million in depreciation expense and $0.2 million in facility expense. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions. The increase in legal fees was driven by additional costs associated with being a publicly traded company. The increase in facility expense was primarily due to the addition of increased office space as a result of an increase in employee headcount.

Other Income (Expense), net

Other income (expense), net was income of $0.6 million for the three months ended March 31, 2019, compared to an expense of $0.5 million for the three months ended March 31, 2018. The increase in other income of $1.1 million was primarily due to a $0.6 million expense related to the change in fair value of derivative liability which was recognized during the three months ended March 31, 2018, while no expense related to the change in fair value of derivative liability was recognized during the three months ended March 31, 2019, as well as an increase in interest income of $0.5 million during the three months ended March 31, 2019.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO. Through March 31, 2019, we had received gross cash proceeds of $87.5 million and $114.7 million from sales of our preferred stock and IPO, respectively.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(17,738)	$(5,980)
Net cash used in investing activities	(340)	(263)
Net cash provided by financing activities	252	58,208

Net increase (decrease) in cash and cash equivalents	$(17,826)	$51,965

Operating Activities

During the three months ended March 31, 2019, operating activities used $17.7 million of cash, cash equivalents and restricted cash, resulting from our net loss of $17.1 million and net cash used by changes in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $1.6 million. The net changes in our operating assets and liabilities were primarily due to increases in prepaid expenses and other current assets of $1.5 million due to ongoing preclinical, manufacturing, and clinical trial efforts and decreases in accrued expenses and other current liabilities of $1.4 million, partially offset by an increase in accounts payable of $0.7 million due to the timing of vendor payments. The non-cash charges primarily included $1.5 million of stock-based compensation expense and $0.2 million of depreciation expense.

During the three months ended March 31, 2018, operating activities used $6.0 million of cash, cash equivalents and restricted cash, resulting from our net loss of $8.2 million, partially offset by non-cash charges of $0.9 million and net cash provided by changes in our operating assets and liabilities of $1.3 million. The net changes in our operating assets and liabilities was primarily due to increases in liabilities of $1.8 million due to ongoing research, development, and clinical trial efforts, which were partially offset by increases in assets of $0.5 million, including an increase due to a $0.2 million security deposit for a new lease that was executed in 2018.

Investing Activities

During the three months ended March 31, 2019 and 2018, we used $0.3 million of cash, cash equivalents and restricted cash, respectively, in investing activities consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.3 million, consisting of cash proceeds from exercise of stock options.

During the three months ended March 31, 2018, net cash provided by financing activities was $58.2 million, primarily consisting of net cash proceeds from our issuance of Series B preferred stock in January 2018.

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

We believe that our existing cash and cash equivalents as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for AVR-RD-01 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 25, 2019. Except as set forth below, there have been no significant changes to the table contained therein as of March 31, 2019.

Pursuant to our license agreements with UHN, BioMarin, GenStem and the Lund University rights holders, we are required to make certain milestone and royalty payments to our licensors. The next anticipated payment under our license agreement with GenStem is $2 million, and would become due following the treatment of the first patient in the planned Phase 1/2 clinical trial of AVR-RD-04 in cystinosis.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 25, 2019, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2019, we had cash and cash equivalents of $108.5 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended March 31, 2019 and 2018, we recognized foreign currency transaction losses of $60 thousand and $13 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our disclosure controls and procedures were not effective as of March 31, 2019. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows in conformity with GAAP.

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

In 2018, we began implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel; and planning to implement certain accounting systems to automate manual processes, such as tracking and accounting for stock-based awards. Although progress has been made to strengthen our controls, management and our independent registered public accounting firm have concluded that the material weaknesses remain unremediated as of December 31, 2018 and March 31, 2019. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2019, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $46.4 million and $18.6 million for the years ended December 31, 2018 and 2017, respectively, and $17.1 million for the three months ended March 31, 2019. We historically have financed our operations primarily through private placements of our preferred stock and our initial public offering of our Common Stock. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, the implementation of our plato platform with our planned upgrades, including our transition to TDM conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, we have not yet dosed any patients using our plato platform, which we plan to utilize for the majority of patients in our ongoing Phase 2 clinical trial for AVR-RD-01. The transition to the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will achieve the same favorable preliminary results observed to date in the Phase 1 clinical trial of AVR-RD-01.

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

In addition, we have not yet conducted clinical trials of any our product candidates in the United States, and our interactions with the FDA have been limited. We cannot be certain how many additional clinical trials of AVR-RD-01 or any of our other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. In 2018, we held a pre-IND meeting with the FDA to discuss the requirements to commence clinical trials in the United States. In April 2019, we received clearance from the FDA for the IND application of AVR-RD-01, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the second half of 2019. However, there can be no assurance that we will commence clinical trials in the United States on our expected timeframe or at all. In addition, while we have received clearance from the FDA to commence clinical testing in the United States for AVR-RD-01, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of AVR-RD-01 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVR-RD-01.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version in connection with our plato platform implementation. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our planned Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform. In addition, our CTA (including amendments) for our planned Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada, for which Health Canada has issued no objection letters, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, and allow us to commence clinical trials incorporating such elements, there can be no assurance that FDA, Health Canada or other regulatory authorities will not require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the planned Phase 1/2 investigator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, did not include our LV2 lentiviral vector or our automated manufacturing platform, and we anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2 and the automated manufacturing platform. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Certain of our clinical trials, including the ongoing investigator-sponsored clinical trial of AVR-RD-01, a portion of our Company-sponsored clinical trial of AVR-RD-01, and the planned investigator-sponsored clinical trial of AVR-RD-04, do not utilize our commercial-scale plato platform. While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our transition towards implementing our commercial-scale plato platform, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates that could result in delays in our development or commercialization programs of our product candidates, if approved, and additional expenses and otherwise could adversely affect our business.

We intend to transition towards implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TDM conditioning regimen, in connection with each of our investigational product candidates. We are developing the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any, including for AVR-RD-01, where the ongoing investigator-sponsored clinical trial does not use the plato platform, a portion of our Company-sponsored clinical trial for AVR-RD-01, and for AVR-RD-04 where the planned investigator-sponsored clinical trial will not utilize the plato platform. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our planned Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform, which are elements of our plato platform. In addition, our CTA (including amendments) for our planned Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada, for which Health Canada has issued no objection letters, included data utilizing LV2 and our automated manufacturing platform. Nevertheless, there can be no assurance that the FDA, Health Canada or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates, which may result in delay, suspension or termination of ongoing or future clinical trials. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In addition, we may seek a regenerative medicine advanced therapy, or RMAT, designation for some of our product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

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

As of March 31, 2019, we had 58 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our stock price is likely to be volatile. Since our IPO in June 2018, the trading price of our common stock has ranged from $12.46 to $52.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of March 31, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 56% of our voting stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this report. In particular, we have not included in our Form 10-K for the year ended December 31, 2018 or in our 2019 annual proxy statement all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 1, 2019, holders of an aggregate of approximately 4.8 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 2,986,048 shares reserved for issuance upon the exercise of existing stock options outstanding as of March 31, 2019 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

As of March 31, 2019, we had used approximately $46.5 million of the net proceeds from the IPO, primarily to fund our current programs in Fabry disease, Gaucher disease, cystinosis, and Pompe disease; our external and internal manufacturing and process development activities related to our programs and to fund research and development activities that relate to all of our clinical and preclinical activities, including the cost of research and development personnel; and general and administrative expenses, working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

10.1	Separation Agreement and Release, by and between the Registrant and Katina Dorton, dated January 8, 2019 (filed as Exhibit 10.1 to Amendment No. 1 the Current Report on Form 8-K filed on January 11, 2019 (File No. 001-38537) and incorporated herein by reference)

10.2	Separation Agreement and Release, by and between the Registrant and Nerissa Kreher, M.D., dated January 10, 2019 (filed as Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed on January 11, 2019 (File No. 001-38537) and incorporated herein by reference)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.
Date: May 13, 2019	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: May 13, 2019	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer