Form 10-Q
period 2019-06-30
AVROBIO, Inc.
filed 2019-08-08
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the registrant had 31,663,232 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the implementation of our business model and our strategic plans for our business, product candidates, technology and plato platform, including our transition to a proprietary four-plasmid-produced lentiviral vector, or LV2, and our use of busulfan as a conditioning regimen administered through therapeutic drug monitoring, or TDM;

•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the scalability and commercial viability of our manufacturing methods and processes, including our use of cryopreservation and implementation of a closed, automated manufacturing system;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates;
•	our financial performance;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	developments and projections relating to our competitors and our industry;
•	our expectations related to the use of our cash reserves;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•

our ability to remediate the material weaknesses that we and our independent registered public accounting firm identified and avoid any findings of material weaknesses or significant deficiencies in the future;

•	the impact of laws and regulations, including without limitation recently enacted tax reform legislation;
•	our expectations regarding the time during which we are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors”

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$90,348	$126,302
Prepaid expenses and other current assets	7,840	3,718
Total current assets	98,188	130,020
Property and equipment, net	2,741	2,634
Other assets	1,060	825
Total assets	$101,989	$133,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,572	$2,784
Accrued expenses and other current liabilities	6,193	7,822
Total current liabilities	8,765	10,606
Deferred rent, net of current portion	590	689
Total liabilities	9,355	11,295
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 24,187,052 and 23,959,903 shares issued as of June 30, 2019 and December 31, 2018, respectively; 24,095,287 and 23,806,628 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	197,529	193,921
Accumulated deficit	(104,897)	(71,739)
Total stockholders’ equity	92,634	122,184
Total liabilities and stockholders’ equity	$101,989	$133,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$12,267	$7,407	$24,713	$13,054
General and administrative	4,345	2,140	9,599	4,281
Total operating expenses	16,612	9,547	34,312	17,335
Loss from operations	(16,612)	(9,547)	(34,312)	(17,335)
Other income (expense):
Interest income	565	234	1,222	392
Change in fair value of preferred stock warrant liability	—	(150)	—	(162)
Change in fair value of derivative liability	—	(1,042)	—	(1,629)
Other expense	(8)	(2)	(68)	(15)
Total other income (expense), net	557	(960)	1,154	(1,414)
Net loss	$(16,055)	$(10,507)	$(33,158)	$(18,749)
Comprehensive loss	$(16,055)	$(10,507)	$(33,158)	$(18,749)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(16,055)	$(10,507)	$(33,158)	$(18,749)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	(2,243)
Net loss attributable to common stockholders—basic and diluted	$(16,055)	$(10,507)	$(33,158)	$(20,992)
Net loss per share attributable to common stockholders—basic and diluted (Note 10)	$(0.67)	$(2.98)	$(1.38)	$(7.16)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders— basic and diluted	24,046,262	3,529,269	23,985,717	2,930,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2018	—	$—	—	$—	—	$—	23,806,628	$2	$193,921	$(71,739)	$122,184
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,455	—	1,455
Exercise of stock options	—	—	—	—	—	—	116,859	—	252	—	252
Vesting of restricted stock awards	—	—	—	—	—	—	30,753	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(17,103)	(17,103)
Balance as of March 31, 2019	—	$—	—	$—	—	$—	23,954,240	$2	195,628	$(88,842)	$106,788
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,663	—	1,663
Exercise of stock options	—	—	—	—	—	—	110,290	—	238	—	238
Vesting of restricted stock awards	—	—	—	—	—	—	30,757	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(16,055)	(16,055)
Balance as of June 30, 2019	—	$—	—	$—	—	$—	24,095,287	$2	$197,529	$(104,897)	$92,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

(unaudited)

(in thousands, except share data)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2017	3,333,333	$1,500	31,450,499	$25,000	—	—	2,305,173	$—	$339	$(23,474)	$(23,135)
Issuance of series B redeemable convertible preferred stock, net of issuance costs of $2,243	—	—	—	—	28,285,557	58,257	—	—	—	—	—
Issuance of series B redeemable convertible preferred stock to settled accrued liability of license cost	—	—	—	—	233,765	500	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	2,243	—	—	(339)	(1,904)	(2,243)
Stock-based compensation expense	—	—	—	—	—	—	—	—	109	—	109
Vesting of restricted stock awards	—	—	—	—	—	—	30,753	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,242)	(8,242)
Balance as of March 31, 2018	3,333,333	1,500	31,450,499	25,000	28,519,322	61,000	2,335,926	—	109	(33,620)	(33,511)
Issuance common stock (IPO), net of issuance costs of $10,487	—	—	—	—	—	—	6,035,151	1	104,181	—	104,182
Stock-based compensation expense	—	—	—	—	—	—	—	—	457	—	457
Vesting of restricted stock awards	—	—	—	—	—	—	30,759	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(10,507)	(10,507)
Conversion of redeemable convertible preferred stock into common stock	(3,333,333)	(1,500)	(31,450,499)	(25,000)	(28,519,322)	(61,000)	15,320,213	1	87,499	—	87,500
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	197	—	197
Balance as of June 30, 2018	—	—	—	—	—	—	23,722,049	$2	$192,443	$(44,127)	$148,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(33,158)	$(18,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	390	66
Stock-based compensation expense	3,118	566
Amortization of deferred offering costs	—	22
Impairment loss of property and equipment	—	235
Deferred rent expense	(81)	(23)
Change in fair value of preferred stock warrant liability	—	162
Change in fair value of derivative liability	—	1,629
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,121)	(768)
Other assets	(57)	(300)
Accounts payable	26	3,029
Accrued expenses and other current liabilities	(1,820)	(98)
Net cash used in operating activities	(35,703)	(14,229)
Cash flows from investing activities:
Change in restricted cash	—	24
Purchases of property and equipment	(741)	(424)
Net cash used in investing activities	(741)	(400)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	58,258
Proceeds from exercise of stock options	490	—
Proceeds from issuance of common shares upon completion of initial public offering costs, net of offering costs	—	105,423
Net cash provided by financing activities	490	163,681
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,954)	149,052
Cash, cash equivalents and restricted cash at beginning of period	126,794	5,963
Cash, cash equivalents and restricted cash at end of period	$90,840	$155,015
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$10	$756
Property and equipment held for sale	$—	$19
Deferred offering costs included in accrued expenses	$180	$1,241
Purchase of property and equipment paid for by landlord	$—	$842
Accretion of issuance costs related to redeemable convertible preferred stock	$—	$2,240
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$90,348	$154,991
Long-term restricted cash (included in other assets)	492	24
Cash, cash equivalents and restricted cash at end of period	$90,840	$155,015

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

On June 20, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the SEC. The IPO closed on June 25, 2018 and the Company issued and sold 5,247,958 common shares at a public offering price of $19.00 per share for net proceeds of $90,103 after deducting underwriting discounts and commissions of $6,980 and other offering expenses of approximately $2,628. Simultaneously, on June 25, 2018, the Company issued and sold 787,193 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $13,910 after deducting underwriting discounts and commissions of $1,047. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $104,013. Upon the closing of the IPO, all series Seed redeemable convertible preferred stock (the “Series Seed Preferred Stock”), series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and series B redeemable convertible preferred stock (the “Series B Preferred Stock”), (the Series Seed Preferred Stock, the Series A Preferred Stock and the Series B Preferred Stock are collectively referred to as the “Preferred Stock”) then outstanding converted into an aggregate of 15,320,213 shares of common stock. In July 2019, the Company closed an underwritten public offering of 7,475,000 shares of its common stock at a public offering price of $18.50 per share, which included 975,000 shares of the Company’s common stock resulting from the full exercise of the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $129,500.

Through June 30, 2019, the Company has funded its operations primarily with proceeds from the sale of the Preferred Stock and common stock through the Company’s IPO. The Company has incurred recurring losses since its inception, including net losses of $33,158 and $18,749 for the six months ended June 30, 2019 and 2018, respectively. In addition, as of June 30, 2019, the Company had an accumulated deficit of $104,897. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the date of issuance of the financial statements contained in this Form 10-Q. However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2018, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2019, and the results of its operations for the three and six months ended June 30, 2019 and 2018, its statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and its statement of cash flows for the six months ended June 30, 2019 and 2018.

The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2019.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of June 30, 2019, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In August 2018, The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its disclosures.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$90,173	$—	$—	$90,173
Restricted cash	492	—	—	492
	$90,665	$—	$—	$90,665

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$126,047	$—	$—	$126,047
Restricted cash	492	—	—	492
	$126,539	$—	$—	$126,539

There were no transfers within the hierarchy during the six months ended June 30, 2019 or the year ended December 31, 2018.

Valuation of the Warrant to Purchase Preferred Stock

At June 30, 2018, the Company had outstanding a warrant to purchase shares of common stock that was issued to a lender in connection with a loan and security agreement entered into in 2017. The warrant was originally issued as a warrant to purchase shares of Series A Preferred Stock prior to the IPO.  The fair value of the warrant to purchase preferred stock was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2019	December 31, 2018
Tax incentive refund	$1,549	$1,325
Prepaid research and development costs	4,090	981
Prepaid insurance	1,626	316
Interest income receivable	163	220
Prepaid rent	83	81
Other current assets	329	795
	$7,840	$3,718

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
Laboratory and office equipment	$2,120	$1,624
Leasehold improvements	1,260	1,260
Computer equipment and software	135	134
	3,515	3,018
Less: Accumulated depreciation and amortization	(774)	(384)
	$2,741	$2,634

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $200 and $45, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $390 and $66, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Compensation and benefit costs	$2,118	$2,616
Research and development costs	3,253	3,969
Consulting and professional fees	401	320
Other liabilities	421	917
	$6,193	$7,822

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Upon closing of the IPO, all outstanding shares of Preferred Stock were converted into 15,320,213 shares of common stock. The holders of the Company’s Preferred Stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of Preferred Stock into shares of common stock.

Common Stock

As of June 30, 2019 and December 31, 2018, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of June 30, 2019 and December 31, 2018, no undesignated preferred stock was outstanding.

In accordance with the Fourth Amended and Restated Certificate of Incorporation, the holders of the common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action, each outstanding share entitling the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote; provided, however, that, except as otherwise required by law, holders of common stock, as such, shall not be entitled to vote on any amendment to any amendment to a certificate of designations of any series of undesignated preferred stock that alters or changes the powers, preferences, rights or other terms of one or more outstanding series of undesignated preferred stock if the holders of such affected series of undesignated preferred stock are entitled to vote, either separately or together with the holders of one or more other such series, on such amendment pursuant to a certificate of designations of any series of undesignated preferred stock.

Through June 30, 2019, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

At June 30, 2019 and December 31, 2018, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2019	December 31, 2018
Shares reserved for vesting of restricted stock awards	94,065	153,276
Shares reserved for exercise of outstanding stock options	2,957,457	2,164,101
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	435,834	385,561
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	461,266	223,200
Total shares of authorized common stock reserved for future issuance	3,948,622	2,926,138

8. Stock-Based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2019	2018
Expected option life (years)	6.03	6.06
Risk-free interest rate	2.54%	2.73%
Expected volatility	80.86%	83.86%
Expected dividend yield	—%	—%

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,164,100	$7.75	8.77	$23,083
Granted	1,094,879	$16.22
Exercised	(227,149)	$2.16
Cancelled or forfeited	(74,373)	$4.15
Outstanding as of June 30, 2019	2,957,457	$11.41	8.80	$18,956
Exercisable as of June 30, 2019	669,887	$2.59	7.68	$9,224
Vested and expected to vest as of June 30, 2019	2,957,457	$11.41	8.80	$18,956

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2019 and 2018 was $11.37 and $7.63, respectively.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2018	153,275	$0.42
Granted	2,300	$15.65
Vested	(61,510)	$0.42
Forfeited, canceled or expired	—	$—
Issued and unvested as of June 30, 2019	94,065	$0.42

The total fair value of restricted common stock vested during the six months ended June 30, 2019 and 2018 was $29 and $26, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$901	$151	$1,761	$187
General and administrative	762	306	1,357	379
Total stock-based compensation expense	$1,663	$457	$3,118	$566

As of June 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $21,334, which is expected to be recognized over a weighted-average period of 3.39 years.

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

For the three months ended June 30, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $132 and zero, respectively, which consists of reimbursable funded study trial costs. For the six months ended June 30, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $325 and zero, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to the Fabry license agreement in the six months ended June 30, 2019 and 2018.

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

For the three and six months ended June 30, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $38 and $41, respectively, which consists of license maintenance fees. No license maintenance fees were recorded in the three months ended June 30, 2019 and 2018. No milestone fees were incurred related to the IL-12 license agreement in the six months ended June 30, 2019 and 2018.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of our Series B Preferred Stock financing in January 2018. Both the upfront cash payment of $500 and the value of the shares Series B Preferred Stock issued of $500 were recorded as research and development expense during the year ended December 31, 2017. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. No milestone fees related to the license were recorded for the six months ended June 30, 2019 and 2018.

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

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The next anticipated payment under this Agreement is $2,000, and would become due following the treatment of the first patient in the Phase 1/2 clinical trial of AVR-RD-04 in cystinosis. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. No milestone fees related to the license were recorded for the six months ended June 30, 2019 and 2018.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No milestone fees related to the license were recorded for the six months ended June 30, 2019 and 2018.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Options to purchase common stock	2,957,457	1,871,139
Restricted common stock	94,065	214,789
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	6,850

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

On August 31, 2018, the Company entered into a sub-lease agreement for lab space located in Cambridge, Massachusetts, United States, which expires in October 2020. The annual lease payments are subject to a 3% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in other assets as of September 30, 2018.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2019 and 2018 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2019 and December 31, 2018, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 9. See Note 9 for discussion of these arrangements.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at June 30, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

For the three months ended June 30, 2019 and 2018, the Company recognized $132 and zero, respectively, of research and development expense related to the license agreements with UHN (Note 9). For the six months ended June 30, 2019 and 2018, the Company recognized $363 and $41, respectively, of research and development expense related to the license agreements with UHN (Note 9).

Others

For the three and six months ended June 30, 2019, the Company recorded expenses of $365 and $721, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Board. No such expense was recorded for the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2019 and 2018, the Company recognized zero and $40, respectively, related to consulting services provided by an entity affiliated with an officer of the Company and a member of the Board.

13. Subsequent Events

In July 2019, the Company closed an underwritten public offering of 7,475,000 shares of its common stock at a public offering price of $18.50 per share, which included 975,000 shares of the Company’s common stock resulting from the full exercise of the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $129,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by our subsequent filings with the SEC.

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

Our initial pipeline is comprised of four lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-04 for the treatment of cystinosis, and AVR-RD-03 for the treatment of Pompe disease.  We are initially targeting rare diseases in which the current standard of care provides the mechanistic proof that the enzymes or proteins produced endogenously following treatment with our gene therapies can offer benefit to patients. Typically, in lysosomal storage diseases, a gene mutation results in the deficiency or malfunctioning of an enzyme or other protein. This results in the inability of lysosomes to properly process cellular byproducts. As a result, these byproducts accumulate to toxic levels in the body’s cells and, in turn, disrupt the function of multiple tissues and organs. Fabry disease, Gaucher disease and Pompe disease are primarily managed by bi-weekly, multi-hour infusions with ERTs that seek to exogenously replace the missing enzyme. However, given the characteristics of most ERTs, they typically only remain in the plasma for a short period of time and thus, are not ideal because they are only dosed every two weeks. These existing therapies manage, rather than cure, the underlying diseases and, as a result, patients continue to have disease progression. Further, the frequent, periodic and life-long dosing schedule required for ERTs results in significant costs for the healthcare system and is burdensome for the patient.

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

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering, or IPO, and an underwritten public offering that closed in July 2019. Through June 30, 2019, we had received gross proceeds of $87.5 million from the sales of our preferred stock and $114.7 million from the sales of common stock through our IPO. In July 2019, we closed an underwritten public offering that raised additional net proceeds of approximately $129.5 million. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $33.2 million and $18.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 we had an accumulated deficit of $104.9 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our IPO and the underwritten public offering that closed in July 2019. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of June 30, 2019, we had cash and cash equivalents of $90.3 million. On July 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the Shelf. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. The Shelf was declared effective by the SEC on July 10, 2019.

In July 2019, we closed an underwritten public offering under the Shelf of 7,475,000 shares of our common stock at a public offering price of $18.50 per share, which included 975,000 shares of our common stock resulting from the full exercise of the underwriters' option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, were approximately $129.5 million. We believe that our existing cash and cash equivalents as of June 30, 2019, together with the net proceeds from our July 2019 underwritten public offering, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Additional Recent Developments

AVR-RD-01 for Fabry disease

In July 2019, we announced clinical data from clinical trials of our investigational gene therapy AVR-RD-01 in Fabry disease. AVR-RD-01 is currently being studied in two ongoing clinical trials. A Phase 1 investigator-sponsored clinical trial of AVR-RD-01 is being conducted by the University Health Network, or UHN, and sponsored by Fabry Disease Clinical Research and Therapeutics, or FACTs, at three centers in Canada. A total of five patients with Fabry disease who have been previously treated with enzyme replacement therapy, or ERT, for at least six months have been enrolled and enrollment is complete. In addition, we are sponsoring a Phase 2 open-label, multinational clinical trial of AVR-RD-01, with expected enrollment of eight to 12 treatment-naïve males, 16 years and older, with classic Fabry disease, who have not been treated with ERT within 10 years prior to enrollment or chaperone therapy at any time. As of July 15, 2019, three patients in Australia have enrolled in this Phase 2 clinical trial, and we currently have the necessary regulatory clearances to expand enrollment to sites in Canada and the United States.

The primary efficacy endpoint of our Phase 2 clinical trial is the change from baseline in the average number of globotriaosylceramide, or Gb3, inclusions per peritubular capillary, or PTC, as measured in a patient kidney biopsy one year (48 weeks) after treatment with AVR-RD-01. In addition to safety, the Phase 2 and Phase 1 clinical trials are also examining additional secondary efficacy endpoints including biomarkers such as plasma lyso-globotriaosylsphingosine, or lyso-Gb3, alpha-galactosidase A, or AGA, enzyme levels measured in plasma and leukocytes, as well as certain parameters of organ function. In addition, vector copy number, or VCN, is being measured in these trials to assess the potential durability of the gene therapy. Safety and tolerability parameters also are being assessed in these trials.

•

Kidney biopsy / Gb3 PTC reductions. The primary efficacy endpoint of our Phase 2 clinical trial is the change, from baseline to one year post-treatment with AVR-RD-01, in the average number of Gb3 inclusions per PTC, as measured in a patient kidney biopsy. Gb3, also referred to as GL-3, is a type of fatty substrate that builds in the cells of Fabry patients, resulting in damage to organs such as kidneys and heart. PTCs, also referred to as kidney interstitial capillaries, or KICs, in Fabry clinical trials, convey blood after filtration in the glomeruli, enabling the blood to eventually exit the kidney and return to the circulatory system.

The first patient in our Phase 2 clinical trial, who had not previously received ERT, exhibited a reduction from an average of 3.55 Gb3 inclusions per PTC at baseline to an average of 0.47 inclusions per PTC one year after administration of AVR-RD-01, representing an 87% reduction and a numerical decrease of 3.08. The following figure illustrates this decrease in average Gb3 inclusions per PTC for this patient.

Phase 2 Patient 1: 87% substrate reduction in kidney biopsy

Baseline: The last available, non-missing observation prior to AVR-RD-01 infusion

Note: With respect to Fabry disease clinical trials, Gb3 inclusions per PTC is interchangeable with GL-3 inclusions per KIC

•

Plasma lyso-Gb3 reductions. The first patient in our Phase 2 trial (who was treatment-naïve) had an 87% reduction in plasma lyso-Gb3 as of one year after treatment with AVR-RD-01. In addition, in the first four patients in the Phase 1 clinical trial of AVR-RD-01 for whom efficacy data is available at six months or more post-treatment with AVR-RD-01, we observed consistent reductions in plasma lyso-Gb3 levels. In these first four Phase 1 patients, we have observed plasma lyso-Gb3 at levels post-treatment that are lower than the levels observed when the patient received only ERT prior to administration of AVR-RD-01, which we refer to as baseline ERT levels. We define baseline ERT for these Phase 1 patients as the mean of the plasma lyso-Gb3 values reported prior to initiating mobilization. These first four Phase 1 patients exhibited reductions in plasma lyso-Gb3 levels between 33% and 41% compared to their baseline ERT levels.

The following figures summarize the plasma lyso-Gb3 data observed in the first four patients from the ongoing Phase 1 clinical trial of AVR-RD-01:

Phase 1: Plasma lyso-Gb3 consistently reduced by 33-41% vs. baseline* ERT at 6+ months post-AVR-RD-01 treatment

*Baseline: The mean of the values reported prior to initiating mobilization

Percent reduction: As measured from baseline to last assessment

Plasma lyso-Gb3 data are also available for Patient 5 in the Phase 1 trial, up to three months post-treatment with AVR-RD-01. This patient’s baseline ERT (as defined above) was 15.84 nM, and his plasma lyso-Gb3 levels were 17.8 nM and 14.56 nM at 1 month and 3 months post-treatment with AVR-RD-01, respectively. Plasma lyso-Gb3 data are also available for Patient 2 in the Phase 2 trial, up to six months post-treatment with AVR-RD-01. This patient has an N215S genotype, which is associated with a late-onset cardiac variant phenotype and lower plasma lyso-Gb3 levels. His plasma lyso-Gb3 levels were 7.59 nM, 5.9 nM, 5.8 nM, 5.9 nM, and 6.71 nM at baseline, one month, two months, three months, and six months post-treatment with AVR-RD-01, respectively. This patient’s cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney and skin, and accordingly we do not expect that data obtained from this patient will have a meaningful impact on certain efficacy endpoints in our Phase 2 clinical trial, including kidney and skin biopsies. Nonetheless, there may be other important insights derived from data collected from this patient in the Phase 2 clinical trial.

•

AGA enzyme activity as measured in plasma and leukocytes. We believe, based on years of observations of Fabry patients prescribed ERT, that even partial plasma AGA activity is associated with improved outcomes in Fabry patients. AGA enzyme activity is able to reduce Gb3 levels in multiple cells and tissues. For our gene therapy, functional AGA is in part produced by the pool of circulating leukocytes derived from genetically-modified CD34+ hematopoietic stem cells, which may directly contribute to clearance of accumulated Gb3 in cells. Functional plasma AGA enters cells and travels to the lysosomes, where it can degrade Gb3. This process is referred to as cross-correction. Genetically-modified leukocytes are the progeny of transduced cells from the gene therapy. As a result, we believe that assessing leukocyte AGA activity provides a potentially improved measure to assess the durability of the gene therapy than plasma AGA enzyme activity alone.

All six patients in our Phase 2 and Phase 1 clinical trials for whom data are reported at six months or longer post-treatment with AVR-RD-01 (out of a total of eight patients enrolled to date) have exhibited sustained AGA enzyme activity in both the plasma and leukocytes. The following figures summarize the plasma and leukocyte AGA enzyme activity reported from the ongoing clinical trials of AVR-RD-01 as of July 15, 2019.

Phase 2 Patient 1: Sustained leukocyte and plasma enzyme activity at 1 year

Baseline: The last available, non-missing observation prior to AVR-RD-01 infusion

Phase 2 Patient 2: Sustained leukocyte and plasma enzyme activity at 6 months

Note: Patient 3 had plasma AGA activity of 0.740, leukocyte AGA activity of 9.94 as of 1 month

Baseline: The last available, non-missing observation prior to AVR-RD-01 infusion

Phase 1: Leukocyte and plasma enzyme activity levels trend consistently across all patients

Note: Enzyme measurements are taken at ERT troughs; Note: Dotted line illustrative only

          Patient #5’s Day 12 data point was utilized since the one month data was not obtained

•

Vector Copy Number. Vector Copy Number, or VCN, refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell, and is another measure that can be used to help assess the durability of a gene therapy. We believe that different diseases may require varying levels of VCN based on the underlying condition, and therefore VCN measurements across different diseases should be assessed separately. For example, a VCN of 0.1 represents 5% to 10% of all nucleated circulating blood cells carrying one to two copies of the inserted gene, which we believe may be sufficient to result in clinically meaningful AGA enzyme activity in the case of Fabry disease, as suggested by our preliminary interim data from our ongoing clinical trials of our investigational gene therapy, AVR-RD-01, in Fabry disease.

All six patients in our Phase 2 and Phase 1 clinical trials for whom data are reported at six months or longer following administration of AVR-RD-01 have exhibited consistent VCN trends, with VCN levels for the first Phase 1 patient stable at over two years post-treatment. The following figures summarize the VCN observations from the ongoing clinical trials of AVR-RD-01.

Patient 1 in Phase 2 Trial: VCN stable at 1 year

Note: 0.1 VCN is indicative of approx. 5-10% of all nucleated circulating blood cells having an average of 1-2 copies of the transgene

Patient 2 in Phase 2 Trial: VCN at 6 months

Note: Patient 3 had VCN of 0.12 as of 1 month

Note: 0.1 VCN is indicative of approx. 5-10% of all nucleated circulating blood cells having an average of 1-2 copies of the transgene

Phase 1 Trial: Consistent VCN trend across all patients

Note: 0.1 VCN is indicative of approx. 5-10% of all nucleated circulating blood cells having an average of 1-2 copies of the transgene

•

Kidney and cardiac function stability. Secondary endpoints of our Phase 2 trial include measurements of kidney function, as measured by estimated glomerular filtration rate, or eGFR, and measured glomerular filtration rate, or mGFR, as well as measures of cardiac function, as assessed by Left Ventricular Mass Index, or LVMI. eGFR is determined using the Chronic Kidney Disease Epidemiology Collaboration (CKD-EPI) formula and mGFR is determined using plasma clearance of iohexol. The left ventricular mass (LVM) is assessed by cardiac magnetic resonance imaging, or cardiac MRI, which is an imaging technology that enables non-invasive assessment of the function and structure of the heart. In general, for a patient with Fabry disease, an increase over time in LVM could potentially be expected. In the case of the first patient in our Phase 2 clinical trial, a 9% reduction in LVM was observed from baseline to one year post-treatment with AVR-RD-01.

Halting the progression of organ damage and improving outcomes of patients is a key mission of our Company and our investigational gene therapy programs. Assessment of kidney and cardiac function versus baseline is a secondary efficacy measure in our Phase 2 protocol. Such assessment is not, however, included in the Phase 1 protocol, and therefore such parameters are not discussed for Phase 1.

As shown below, interim data-to-date in the first patient in our Phase 2 trial indicates kidney and cardiac functions have been stable and in the normal range at one year following administration of AVR-RD-01 investigational gene therapy.

Phase 2 Patient 1: Kidney and cardiac function stable at one year

Source: https://www.kidney.org/atoz/content/gfr

Note:	mGFR is measured Glomerular Filtration Rate, eGFR is estimated Glomerular Filtration Rate

Source: Alfakih K et al, J Magn Reson Imaging, 2003

Note:	EF is Ejection Fraction, LVMI is Left Ventricular Mass Index

•

ERT Discontinuation by Phase 1 Patients. Three patients in the Phase 1 clinical trial who have been treated with AVR-RD-01, our investigational gene therapy, have discontinued ERT and have remained off ERT since such discontinuations. Patient 1 received his last ERT dose in July 2018, Patient 3 received his last ERT dose in May 2018, and Patient 4 received his last ERT dose in June 2019.

•

Safety Update. Interim clinical data for all eight patients dosed to date in the Phase 2 and Phase 1 clinical trials appear to indicate that our AVR-RD-01 investigational gene therapy has been generally well tolerated with no unexpected trends or safety events identified. No serious adverse events, or SAEs, related to the AVR-RD-01 drug product were reported as of the safety data cut-off dates of July 10, 2019 for the Phase 2 trial and May 24, 2019 for the Phase 1 trial. As of the respective safety data cut-off dates, four SAEs were reported in the Phase 2 trial and two SAEs were reported in the Phase 1 trial and were consistent with expectations for the myeloablative conditioning regimen, underlying Fabry disease, or pre-existing conditions.

In the Phase 2 trial, the four SAEs that were reported through the safety data cut-off date of July 10, 2019 included one report of a Grade 2 pre-treatment seizure experienced after commencing stem cell mobilization but prior to undergoing the conditioning regimen and treatment with AVR-RD-01; one report of Grade 3 dehydration, nausea and vomiting following the conditioning regimen and treatment with AVR-RD-01; and two reports of febrile neutropenia (Grades 3 and 4, respectively) in separate patients following the conditioning regimen and treatment with AVR-RD-01 All four SAEs have subsequently resolved.

In the Phase 1 trial, the two SAEs that were reported through the safety data cut-off date of May 24, 2019 included one report of Grade 3 febrile neutropenia and one report of Grade 2 thrombophlebitis, each occurring following the conditioning regimen and treatment with AVR-RD-01. Both SAEs have subsequently resolved, with the thrombophlebitis SAE verbally reported to the Company as resolved following the safety data cut-off date.

Low anti-AGA antibody titers have been detected in two patients, one in each of the trials, and we believe neither is considered to be of clinical relevance.

Clinical measurements of data, such as AGA enzyme activity and VCN, can provide valuable insight into the potential effectiveness of ex vivo CD34+ hematopoietic stem cell gene therapy following administration in a patient. However, such measurements can vary greatly during the initial weeks following administration of the therapy. We believe that the first meaningful measurements of AGA enzyme activity and VCN only start to emerge after 30 to 60 days have passed following administration of the gene-modified CD34+ hematopoietic stem cells. For example, data collected during the early weeks following administration of an ex vivo CD34+ hematopoietic stem cell gene therapy may be uninterpretable for reasons such as the manufactured drug product containing a random and indeterminable mixture of cells that may be dominated by late/mature progenitor cells, compared to early progenitor cells and long-term engrafting cells. In such circumstances, the large number of late/mature progenitor cells are over-represented in the collected data in the first few weeks following administration, but are subsequently permanently lost. For these reasons, we have presented in the figures above, and in the future intend to present, AGA enzyme activity data and VCN for patients only after which sufficient time has passed following administration of AVR-RD-01 to allow what we believe to be a meaningful interpretation of results.

Other Pipeline Programs

Our Company-sponsored Phase 1/2 clinical trial evaluating AVR-RD-02 in Gaucher disease, or GAU-201, has commenced active recruitment. The initial clinical site is in Canada and we intend to open additional clinical sites in Australia, the United States and other countries pending regulatory clearances. The first patient in this clinical trial is expected to be dosed in the second half of 2019.

The investigator-sponsored Phase 1/2 clinical trial evaluating AVR-RD-04 in cystinosis has commenced active recruitment. This is a single site investigator-sponsored trial being conducted by our collaborators at the University of California, San Diego, or UCSD. The first patient in this clinical trial is expected to be dosed in the second half of 2019. In June 2019, the UCSD cystinosis study group announced that it had been awarded a grant from the California Institute of Regenerative Medicine, or CIRM, of approximately $12 million to directly fund this phase of the cystinosis clinical trial.

The Pompe disease program is advancing in early pre-clinical development. The IND-enabling pre-clinical program is anticipated to be initiated in 2019.

Plato Platform

Plato is our commercial-stage platform. It is an ex vivo gene therapy platform incorporating multiple recent upgrades including an optimized lentiviral vector, which we refer to as LV2, a closed, automated manufacturing system, and a refined approach to conditioning using busulfan with therapeutic drug monitoring. These three process changes, or upgrades, were recently cleared by applicable regulatory bodies in the United States, Canada and Australia for use in the Phase 2 clinical trial of AVR-RD-01 for Fabry disease and in Canada for the GAU-201 clinical trial of AVR-RD-02 for Gaucher disease. We intend to utilize the plato platform with these process changes for all future patients enrolling in our Phase 2 clinical trial of AVR-RD-01 for Fabry disease and our GAU-201 clinical trial for Gaucher disease.

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

The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fabry	$2,336	$2,519	$4,557	$4,407
Gaucher	1,831	1,579	3,897	2,434
Pompe	840	237	2,338	384
Cystinosis	109	129	585	277
AML	—	—	—	46
Unallocated research and development expenses	7,151	2,943	13,336	5,506
Total research and development expenses	$12,267	$7,407	$24,713	$13,054

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our consolidated results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$12,267	$7,407	$4,860
General and administrative	4,345	2,140	2,205
Total operating expenses	16,612	9,547	7,065
Loss from operations	(16,612)	(9,547)	(7,065)
Other income (expense):
Interest income	565	234	331
Change in fair value of preferred stock warrant liability	—	(150)	150
Change in fair value of derivative liability	—	(1,042)	1,042
Other expense	(8)	(2)	(6)
Total other income (expense), net	557	(960)	1,517
Net loss	$(16,055)	$(10,507)	$(5,548)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Direct research and development expenses by program:
Fabry	$2,336	$2,519	$(183)
Gaucher	1,831	1,579	252
Pompe	840	237	603
Cystinosis	109	129	(20)
AML	—	—	—
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,470	2,123	1,347
Other	3,681	820	2,861
Total research and development expenses	$12,267	$7,407	$4,860

Research and development expenses were $12.3 million for the three months ended June 30, 2019, as compared to $7.4 million for the three months ended June 30, 2018. The increase of $4.9 million was primarily due to a decrease of $0.2 million in direct costs related to our Fabry program offset by an increase of $0.3 million in direct costs related to our Gaucher program, an increase of $0.6 million in direct costs related to our Pompe program and an increase of $4.2 million in unallocated research and development costs.

The decrease in direct costs related to our Fabry program was primarily due to a $0.5 million decrease in manufacturing costs partially offset by an increase in clinical costs of $0.2 million and an increase in other costs of $0.2 million.

The increase in direct costs related to our Gaucher program was primarily due to an increase in clinical costs of $0.5 million partially offset by a decrease in preclinical costs of $0.2 million.

The change in direct costs related to our Cystinosis program was less than $0.1 million.

The increase in direct costs related to our Pompe program was primarily due to an increase in preclinical costs of $0.6 million.

The increase in unallocated research and development expenses was primarily due to an increase of $1.3 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department, an increase of $1.0 million in preclinical costs, an increase of $0.7 million in facilities costs and rent expense and an increase of $0.3 million in consulting fees. Personnel-related costs for the three months ended June 30, 2019 and 2018 included non-cash stock-based compensation expense of $0.9 million and $0.3 million, respectively.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018. The increase of $2.2 million was primarily due to an increase of $1.5 million in personnel-related costs, including non-cash stock-based compensation and an increase of $0.7 million in expenses associated with being a publicly-traded company, including consulting and legal expenses. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income (Expense), net

Other income (expense), net was income of $0.6 million for the three months ended June 30, 2019, compared to an expense of $1.0 million for the three months ended June 30, 2018. The increase in other income of $1.5 million was primarily due to a $1.1 million expense related to the change in fair value of derivative liability which was recognized during the three months ended June 30, 2018, while no expense related to the change in fair value of derivative liability was recognized during three months ended June 30, 2019, as well as an increase in interest income of $0.3 million during the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our consolidated results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Operating expenses:
Research and development	$24,713	$13,054	$11,659
General and administrative	9,599	4,281	5,318
Total operating expenses	34,312	17,335	16,977
Loss from operations	(34,312)	(17,335)	(16,977)
Other income (expense):
Interest income	1,222	392	830
Change in fair value of preferred stock warrant liability	—	(162)	162
Change in fair value of derivative liability	—	(1,629)	1,629
Other expenses	(68)	(15)	(53)
Total other income (expense), net	1,154	(1,414)	2,568
Net loss	$(33,158)	$(18,749)	$(14,409)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Direct research and development expenses by program:
Fabry	$4,557	$4,407	$150
Gaucher	3,897	2,434	1,463
AML	—	46	(46)
Cystinosis	585	277	308
Pompe	2,338	384	1,954
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,677	3,743	2,934
Other	6,659	1,763	4,896
Total research and development expenses	$24,713	$13,054	$11,659

Research and development expenses were $24.7 million for the six months ended June 30, 2019, compared to $13.1 million for the six months ended June 30, 2018. The increase of $11.7 million was primarily due to an increase of $0.2 million in direct costs related to our Fabry program, an increase of $1.5 million in direct costs related to our Gaucher program, an increase of $0.3 million in direct costs related to our Cystinosis program, an increase of $2.0 million in direct costs related to our Pompe program and an increase of $7.8 million in unallocated research and development costs.

The increase in direct costs related to our Fabry program was primarily due to an increase of $0.7 million in preclinical and clinical costs partially offset by a decrease of $0.5 million in manufacturing costs.

The increase in direct costs related to our Gaucher program was primarily due to an increase in clinical costs of $0.8 million and an increase of $0.7 million in manufacturing costs.

The increase in direct costs related to our Cystinosis program was primarily due to an increase in preclinical costs of $0.2 million and an increase of $0.1 million in manufacturing costs.

The increase in direct costs related to our Pompe program was primarily due to an increase in preclinical costs of $2.0 million.

The increase in unallocated research and development costs was primarily due to an increase of $2.9 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department, an increase of $1.4 million in preclinical costs, an increase of $1.3 million in facility costs and rent expense, and an increase of $0.4 million in consulting expenses. Personnel-related costs for the six months ended June 30, 2019 and 2018 included non-cash stock-based compensation expense of $1.8 million and $0.3 million, respectively.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the six months ended June 30, 2019, compared to $4.3 million for the six months ended June 30, 2018. The increase of $5.3 million was primarily due to an increase of $2.7 million in personnel-related costs, including non-cash stock-based compensation, an increase of $1.6 million in costs associated with being a publicly-traded company, including consulting, insurance and legal expenses, and an increase of $0.6 million in facilities costs and rent expense.

Other Income (Expense), Net

Other income (expense), net was income of $1.2 million for the six months ended June 30, 2019, compared to an expense of $1.4 million for the six months ended June 30, 2018. The increase in other income (expense) of $2.6 million was primarily due to a $1.6 million expense related to the change in fair value of derivative liability which was recognized during the six months ended June 30, 2018, while no expense related to the change in fair value of derivative liability was recognized during the six months ended June 30, 2019, as well as an increase of $0.8 million in interest income during the six months ended June 30, 2019.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO and our underwritten public offering in July 2019. Through June 30, 2019, we had received gross cash proceeds of $87.5 million and $114.7 million from sales of our preferred stock and IPO, respectively. On July 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $50.0 million of our common stock from time to time in "at-the-market" offerings under the Shelf. The Shelf was declared effective by the SEC on July 10, 2019.

In July 2019, we closed an underwritten public offering under the Shelf of 7,475,000 shares of our common stock at a public offering price of $18.50 per share, which included 975,000 shares of our common stock resulting from the full exercise of the underwriters' option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, were approximately $129.5 million.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(35,703)	$(14,229)
Net cash used in investing activities	(741)	(400)
Net cash provided by financing activities	490	163,681
Net (decrease) increase in cash and cash equivalents	$(35,954)	$149,052

Operating Activities

During the six months ended June 30, 2019, operating activities used $35.7 million of cash, cash equivalents and restricted cash, resulting from our net loss of $33.2 million and net cash used by changes in our operating assets and liabilities of $6.0 million, partially offset by non-cash charges of $3.5 million. The net changes in our operating assets and liabilities were primarily due to increases in prepaid expenses and other current assets of $3.8 million due to ongoing preclinical, manufacturing, and clinical trial efforts and decreases in accrued expenses and other current liabilities of $2.1 million. The non-cash charges primarily included $3.1 million of stock-based compensation expense and $0.4 million of depreciation expense.

During the six months ended June 30, 2018, operating activities used $14.2 million of cash, cash equivalents and restricted cash, resulting from our net loss of $18.7 million, partially offset by non-cash charges of $2.7 million and net cash provided by changes in our operating assets and liabilities of $1.9 million. The net changes in our operating assets and liabilities was primarily due to increases in liabilities of $3.0 million due to ongoing research, development, and clinical trial efforts, which were partially offset by increases in assets of $1.2 million, including an increase due to a $0.2 million security deposit for a new lease that was executed in 2018.

Investing Activities

During the six months ended June 30, 2019 and 2018, we used $0.7 million and $0.4 million of cash, cash equivalents and restricted cash, respectively, in investing activities consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $0.5 million, consisting of cash proceeds from exercise of stock options.

During the six months ended June 30, 2018, net cash provided by financing activities was $163.7 million, primarily consisting of net cash proceeds from our issuance of Series B preferred stock in January 2018 and cash proceeds from our issuance of common shares in the IPO in June 2018.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we expect to continue to incur additional costs associated with operating as a public company that we had not incurred as a private company. Our expenses will also increase as we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, recruitment and activities related to our Phase 1/2 clinical trial for AVR-RD-02, and activities related to the investigator-sponsored Phase 1/2 clinical trial for AVR-RD-04;

•	initiate additional clinical trials and preclinical studies for our product candidates;
•	seek to identify and develop or in-license or acquire additional product candidates and technologies;
•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

We believe that our existing cash and cash equivalents as of June 30, 2019, together with the net proceeds from our July 2019 underwritten public offering, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for AVR-RD-01 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 25, 2019. Except as set forth below, there have been no significant changes to the table contained therein as of June 30, 2019.

Pursuant to our license agreements with UHN, BioMarin, GenStem and the Lund University rights holders, we are required to make certain milestone and royalty payments to our licensors. The next anticipated payment under our license agreement with GenStem is $2 million and would become due following the treatment of the first patient in the Phase 1/2 clinical trial of AVR-RD-04 in cystinosis. The first patient in this clinical trial is expected to be dosed in the second half of 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 25, 2019, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of June 30, 2019, we had cash and cash equivalents of $90.3 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended June 30, 2019 and 2018, we recognized foreign currency transaction losses of $8 and $10, respectively. During each of the six months ended June 30, 2019 and 2018, we recognized foreign currency transaction losses of $68 and $15, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our disclosure controls and procedures were not effective as of June 30, 2019. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows in conformity with GAAP.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2017 and 2018, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close and cash disbursement processes. Specifically, there was a lack of controls over the identification and review of complex accounting issues involving significant judgment or estimates as well as the cutoff and classification of certain expenses between general and administrative and research and development. In addition, our internal controls related to the cash disbursements process were not adequately designed to identify unauthorized payment requests. Specifically, in 2017 we were subject to a cyberattack by a third party. This deficiency in our controls resulted in the theft of a portion of our funds.

In 2018, we began implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel; and planning to implement certain accounting systems to automate manual processes, such as tracking and accounting for stock-based awards. Although progress has been made to strengthen our controls, management and our independent registered public accounting firm have concluded that the material weaknesses remain unremediated as of December 31, 2018 and June 30, 2019. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2019, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $46.4 million and $18.6 million for the years ended December 31, 2018 and 2017, respectively, and $33.2 million for the six months ended June 30, 2019. We historically have financed our operations primarily through private placements of our preferred stock and our initial public offering and follow-on public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, recruitment and activities related to our Phase 1/2 clinical trial for AVR-RD-02, and activities related to the investigator-sponsored Phase 1/2 clinical trial for AVR-RD-04;

•	advance additional clinical trials and preclinical studies for our product candidates
•	seek to identify and develop or in-license additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•

continue our implementation of our plato platform as we seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if our product candidates are approved, commercially viable process;

•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, success in:

•	completing research and preclinical and clinical development of our product candidates and identifying new gene therapy product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;
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

We are a clinical-stage company founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates and establishing research and development and manufacturing capabilities. Although we initiated our ongoing Phase 2 clinical trial for AVR-RD-01 in June 2018, we have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a clinical or commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks related to the discovery and development of our product candidates

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, the implementation of our plato platform with our planned upgrades, including our transition to TDM conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, we have not yet dosed any patients using our plato platform, which we plan to utilize for the majority of patients in our ongoing Phase 2 clinical trial for AVR-RD-01. The transition to the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will achieve the same favorable preliminary results observed to date in the Phase 1 and Phase 2 clinical trials of AVR-RD-01.

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

We are planning to implement a transition, beginning in the second half of 2019 in connection with our company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that is currently used. The use of this conditioning regimen is designed to utilize therapeutic drug monitoring, or TDM, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. While we anticipate that the conditioning regimen may be performed during a limited hospital stay or potentially through an outpatient procedure on a case-by-case basis as directed by a patient’s physician, we cannot guarantee that the conditioning will not require a lengthier hospitalization. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in the ongoing investigator-sponsored Phase 1 clinical trial and in the ongoing company-sponsored Phase 2 clinical trial of AVR-RD-01, several serious adverse events, including dehydration, nausea and vomiting, thrombophlebitis, and suppression of neutrophils (febrile neutropenia) following the conditioning process, were reported. While such adverse events in connection with conditioning are expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, AVR-RD-01 or our other product candidates for any or all targeted indications. We are aware that there have been cases of therapy-related myelodysplastic syndrome, or t-MDS, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with pre-existing cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. However, we have reviewed over 700 published cases of busulfan exposure preceding bone marrow transplant, hematopoietic cell transplant, or ex-vivo gene therapy for non-malignant indications, of which 648 were from peer-reviewed literature. Of the 648 busulfan exposures reported in peer-reviewed literature, none of the cases reported t-MDS. Of the 67 exposures reported in non-peer-reviewed published abstracts, 66 reported no cases of t-MDS resulting from busulfan exposure, and in one case it was reported that a patient developed t-MDS and that busulfan treatment was posited to be a contributing factor. That case has not yet been peer-reviewed, and we believe that due to the presence of other confounding factors in that patient, it has not been conclusively determined that busulfan exposure was the cause of that patient’s t-MDS. However, there can be no guarantees that our plan to utilize busulfan in our conditioning regimen will not result in similar adverse events. In addition, although we intend as a precautionary measure to implement new procedures, if and when available, to screen for certain pre-cancerous genetic mutations prior to commencement of the conditioning regimen as an additional risk reduction measure, there can be no guarantees that these procedures will be successful. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

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

AVR-RD-01 is being investigated in an ongoing investigator-sponsored Phase 1 clinical trial and an ongoing company-sponsored Phase 2 clinical trial, and we have not commenced patient dosing in clinical trials for any of our other product candidates. We have never completed a pivotal clinical trial, and may be unable to do so for any product candidates we may develop, including AVR-RD-01.

We are at an early stage of development for all of our product candidates including AVR-RD-01. As of August 1, 2019, our product candidate AVR-RD-01 has been administered  only to five patients in an ongoing investigator-sponsored Phase 1 clinical trial and to three patients in our ongoing Phase 2 clinical trial, with dosing dates for the second and third patients in our Phase 2 clinical trial in December 2018 and May 2019, respectively. The ongoing Phase 1 and Phase 2 clinical trials for AVR-RD-01 must be completed, as well as potentially additional pivotal clinical trials, in order to obtain FDA approval to market AVR-RD-01. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.  For example, the primary efficacy endpoint of our Phase 2 clinical trial of AVR-RD-01 is the change, from baseline to one year post-treatment with AVR-RD-01, in the average number of Gb3 inclusions per PTC, as measured in a patient kidney biopsy. The second patient in the Phase 2 trial has an N215S genotype, which is associated with a late-onset cardiac variant phenotype and lower plasma lyso-Gb3 levels.  This patient’s cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney and skin, and accordingly we do not expect that data obtained from this patient will have a meaningful impact on certain efficacy endpoints in our Phase 2 clinical trial, including kidney and skin biopsies. Nonetheless, there may be other important insights derived from data collected from this patient in the Phase 2 clinical trial.

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

The ongoing Phase 1 clinical trial of AVR-RD-01 is an investigator-sponsored trial being conducted by University Health Network. In addition, the Phase 1/2 clinical trial of AVR-RD-04 is being conducted by our collaborators at the University of California, San Diego, for which the FDA accepted an IND in December 2018. We do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. Based on results observed from ongoing trials of AVR-RD-01, there can be no assurance that increased levels of AGA in patients treated with AVR-RD-01 will be maintained over time. In addition, while three patients from the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 have discontinued ERT, there can be no assurance that these patients, or others who in the future may discontinue ERT, will remain off ERT. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. To date, we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates, including AVR-RD-01.  While we are aware that the FDA utilized an efficacy endpoint based on patients’ kidney biopsy in the recent approval of Migalastat for Fabry disease, for which we are also measuring as our primary efficacy endpoint in our ongoing Phase 2 clinical trial of AVR-RD-01, there can be no guarantees that regulatory agencies will permit us to use the same endpoint in connection with further development of AVR-RD-01. Therefore, there are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our AVR-RD-02, AVR-RD-03 and AVR-RD-04 product candidates have not yet been tested in humans. Any of our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version in connection with our plato platform implementation. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our planned Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform. In addition, our CTA (including amendments) for our Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada, for which Health Canada has issued no objection letters, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, and allow us to commence clinical trials incorporating such elements, there can be no assurance that FDA, Health Canada or other regulatory authorities will not require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 investigator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform, and we anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2 and the automated manufacturing platform. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Certain of our clinical trials, including the ongoing investigator-sponsored clinical trial of AVR-RD-01, a portion of our Company-sponsored clinical trial of AVR-RD-01, and the investigator-sponsored clinical trial of AVR-RD-04, do not utilize our commercial-scale plato platform. While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our transition towards implementing our commercial-scale plato platform, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates that could result in delays in our development or commercialization programs of our product candidates, if approved, and additional expenses and otherwise could adversely affect our business.

We intend to transition towards implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TDM conditioning regimen, in connection with each of our investigational product candidates. We are developing the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any, including for AVR-RD-01, where the ongoing investigator-sponsored clinical trial does not use the plato platform, a portion of our Company-sponsored clinical trial for AVR-RD-01, and for AVR-RD-04 where the planned investigator-sponsored clinical trial will not utilize the plato platform. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version commencing in the second half of 2019. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our planned Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform, which are elements of our plato platform. In addition, our CTA (including amendments) for our planned Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada, for which Health Canada has issued no objection letters, included data utilizing LV2 and our automated manufacturing platform. Nevertheless, there can be no assurance that the FDA, Health Canada or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates, which may result in delay, suspension or termination of ongoing or future clinical trials. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

If we request orphan drug designation (or the foreign equivalent) for AVR-RD-01 or any of our other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. In December 2018, the FDA granted our request for orphan drug designation for AVR-RD-01 for the treatment of Fabry disease. To date, we have not obtained orphan drug designation (or the foreign equivalent) for any other product candidates. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, Sanofi Genzyme and Shire, acquired by Takeda Pharmaceutical Company Ltd., market the enzyme replacement therapies, or ERTs, that represent the standard of care for Fabry patients. Recently, Amicus has secured regulatory approval in the United States and Europe for Migalastat, its oral therapy for Fabry disease. For Gaucher disease, we expect to compete with existing enzyme replacement therapies marketed by Sanofi Genzyme, Shire, Protalix and Pfizer, as well as oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesa, Recordati and Sigma Tau Pharmaceuticals. In addition, we may compete with other gene therapy companies in our industry such as bluebird bio and Spark Therapeutics (which in February 2019 announced that it had entered into an agreement to be acquired by Roche). In particular, a number of gene therapy companies have announced preclinical or clinical adeno-associated virus, or AAV, based gene therapy programs that, if such programs are successful in obtaining regulatory approval, could compete with our gene therapies. These include companies such as Abeona, Amicus, Freeline, Sangamo and uniQure which have announced gene therapy programs for Fabry disease; Freeline and Prevail which have announced gene therapy programs for Gaucher disease; and Abeona, Actus, Amicus, Audentes, Sarepta and Spark Therapeutics which have announced gene therapy programs for Pompe disease.

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

In addition, certain of our current or future product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to existing, approved therapies, such as ERT. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of our product candidates or any future product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have evaluated AVR-RD-02, AVR-RD-03 and AVR-RD-04 in preclinical studies and have evaluated AVR-RD-01 in ongoing Phase 1 and Phase 2 clinical trials, we have not yet dosed patients in the AVR-RD-02 and AVR-RD-04 clinical trials, nor have we obtained regulatory approval to sell any product based on our therapeutic approaches. Accordingly, our focus on treating these diseases may not result in the development of commercially viable products.

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, or executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the Tax Cuts and Jobs Act of 2017, or TCJA, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal.  On July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit held a hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision, but it is unclear when the appellate court will render its decision on this hearing, and what effect it will have on the status of the ACA.   Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted in legislation during 2019 or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.  Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Finally, on October 25, 2018, CMS issued an Advanced Notice of Proposed Rulemaking, or ANPRM, and is considering issuing a proposed rule in 2019 on a model called the International Pricing Index, or IPI. This model would utilize a basket of other countries’ prices as a reference for the Medicare program to use in reimbursing for drugs covered under Part B. The ANPRM also included an updated version of the Competitive Acquisition Program, or CAP, as an alternative to current “buy and bill” payment methods for Part B drugs. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of June 30, 2019, we had 62 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We carry master product liability insurance of $5.0 million per occurrence and $5.0 million in the aggregate in the United States. For Canada, we carry product liability insurance of CAD $10.0 million in the aggregate. For Australia, we carry product liability insurance of AUD $20.0 million in the aggregate. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Based on shares outstanding as of August 1, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 27% of our voting stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 5, 2019, holders of an aggregate of approximately 5.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 2,957,457 shares reserved for issuance upon the exercise of existing stock options outstanding as of June 30, 2019 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). We have chosen the United States District Court for the District of Massachusetts as the sole and exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. On January 17, 2019, the decision was appealed to the Delaware Supreme Court. While the Delaware Supreme Court dismissed the appeal on jurisdictional grounds, we expect that the appeal will be re-filed once the Court of Chancery issues a final judgment. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed by the Delaware Supreme Court or otherwise abrogated, we do not intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our Board of Directors intends to amend promptly our bylaws to remove the Federal Forum Provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As of June 30, 2019, we had used approximately $64.7 million of the net proceeds from the IPO, primarily to fund our current programs in Fabry disease, Gaucher disease, cystinosis, and Pompe disease; our external and internal manufacturing and process development activities related to our programs and to fund research and development activities that relate to all of our clinical and preclinical activities, including the cost of research and development personnel; and general and administrative expenses, working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

AVROBIO, INC.

Date: August 8, 2019	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: August 8, 2019	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer