Form 10-Q
period 2019-09-30
AVROBIO, Inc.
filed 2019-11-07
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 31,667,901 shares of common stock, $0.0001 par value per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation, enrollment and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•

the existence or absence of side effects or other properties relating to our product candidates which could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;

•	the timing, scope or likelihood of regulatory filings and approvals;
•	our ability to develop and advance product candidates into, timely enroll patients in and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
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

ii

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$206,362	$126,302
Prepaid expenses and other current assets	7,345	3,718
Total current assets	213,707	130,020
Property and equipment, net	2,673	2,634
Other assets	825	825
Total assets	$217,205	$133,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,408	$2,784
Accrued expenses and other current liabilities	8,502	7,822
Total current liabilities	9,910	10,606
Deferred rent, net of current portion	535	689
Total liabilities	10,445	11,295
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 31,667,661 and 23,959,903 shares issued as of September 30, 2019 and December 31, 2018, respectively; 31,606,648 and 23,806,628 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid-in capital	328,799	193,921
Accumulated deficit	(122,042)	(71,739)
Total stockholders’ equity	206,760	122,184
Total liabilities and stockholders’ equity	$217,205	$133,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$13,042	$9,232	$37,755	$22,286
General and administrative	5,022	3,000	14,621	7,281
Total operating expenses	18,064	12,232	52,376	29,567
Loss from operations	(18,064)	(12,232)	(52,376)	(29,567)
Other income (expense):
Interest income	925	646	2,146	1,038
Change in fair value of preferred stock warrant liability	—	—	—	(162)
Change in fair value of derivative liability	—	—	—	(1,629)
Other expense	(6)	(5)	(73)	(20)
Total other income (expense), net	919	641	2,073	(773)
Net loss	$(17,145)	$(11,591)	$(50,303)	$(30,340)
Comprehensive loss	$(17,145)	$(11,591)	$(50,303)	$(30,340)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(17,145)	$(11,591)	$(50,303)	$(30,340)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	—	(2,243)
Net loss attributable to common stockholders—basic and diluted	$(17,145)	$(11,591)	$(50,303)	$(32,583)
Net loss per share attributable to common stockholders—basic and diluted (Note 10)	$(0.57)	$(0.49)	$(1.93)	$(3.28)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders— basic and diluted	30,296,595	23,747,141	26,018,717	9,945,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2018	23,806,628	$2	$193,921	$(71,739)	$122,184
Stock-based compensation expense	—	—	1,455	—	1,455
Exercise of stock options	116,859	—	252	—	252
Vesting of restricted stock awards	30,753	—	—	—	—
Net loss	—	—	—	(17,103)	(17,103)
Balance as of March 31, 2019	23,954,240	$2	195,628	$(88,842)	$106,788
Stock-based compensation expense	—	—	1,663	—	1,663
Exercise of stock options	110,290	—	238	—	238
Vesting of restricted stock awards	30,757	—	—	—	—
Net loss	—	—	—	(16,055)	(16,055)
Balance as of June 30, 2019	24,095,287	$2	$197,529	$(104,897)	$92,634
Stock-based compensation expense	—	—	1,797	—	1,797
Exercise of stock options	5,609	—	9	—	9
Issuance of common stock upon public offering, net of offering costs of $525	7,475,000	1	129,464	—	129,465
Vesting of restricted stock awards	30,752	—	—	—	—
Net loss	—	—	—	(17,145)	(17,145)
Balance as of September 30, 2019	31,606,648	$3	$328,799	$(122,042)	$206,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

(unaudited)

(in thousands, except share data)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2017	3,333,333	$1,500	31,450,499	$25,000	—	—	2,305,173	$—	$339	$(23,474)	$(23,135)
Issuance of series B redeemable convertible preferred stock, net of issuance costs of $2,243	—	—	—	—	28,285,557	58,257	—	—	—	—	—
Issuance of series B redeemable convertible preferred stock to settled accrued liability of license cost	—	—	—	—	233,765	500	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	2,243	—	—	(339)	(1,904)	(2,243)
Stock-based compensation expense	—	—	—	—	—	—	—	—	109	—	109
Vesting of restricted stock awards	—	—	—	—	—	—	30,753	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,242)	(8,242)
Balance as of March 31, 2018	3,333,333	1,500	31,450,499	25,000	28,519,322	61,000	2,335,926	—	109	(33,620)	(33,511)
Issuance common stock (IPO), net of issuance costs of $10,487	—	—	—	—	—	—	6,035,151	1	104,181	—	104,182
Stock-based compensation expense	—	—	—	—	—	—	—	—	457	—	457
Vesting of restricted stock awards	—	—	—	—	—	—	30,759	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(10,507)	(10,507)
Conversion of redeemable convertible preferred stock into common stock	(3,333,333)	(1,500)	(31,450,499)	(25,000)	(28,519,322)	(61,000)	15,320,213	1	87,499	—	87,500
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	197	—	197
Balance as of June 30, 2018	—	—	—	—	—	—	23,722,049	$2	$192,443	$(44,127)	$148,318
Exercise of common stock warrant	—	—	—	—	—	—	6,091	—	—	—	—
IPO issuance cost difference	—	—	—	—	—	—	—	—	(168)	—	(168)
Stock-based compensation expense	—	—	—	—	—	—	—	—	550	—	550
Vesting of restricted stock awards	—	—	—	—	—	—	30,758	—		—	—
Net loss	—	—	—	—	—	—	—	—	—	(11,591)	(11,591)
Balance as of September 30, 2018	—	—	—	—	—	—	23,758,898	2	192,825	(55,718)	137,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(50,303)	$(30,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	605	196
Stock-based compensation expense	4,915	1,117
Amortization of deferred offering costs	—	33
Impairment loss of property and equipment	—	235
Deferred rent expense	(123)	(63)
Change in fair value of preferred stock warrant liability	—	162
Change in fair value of derivative liability	—	1,629
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,616)	(1,138)
Other assets	(13)	(383)
Accounts payable	(1,127)	829
Accrued expenses and other current liabilities	577	1,509
Net cash used in operating activities	(49,085)	(26,214)
Cash flows from investing activities:
Change in restricted cash	—	(259)
Purchases of property and equipment	(819)	(1,339)
Net cash used in investing activities	(819)	(1,598)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	58,258
Payment of dilution liability	—	(2,000)
Proceeds from exercise of stock options	499	—
Proceeds from issuance of common shares upon completion of initial public offering costs, net of offering costs	—	104,168
Proceeds from offering	129,465	—
Net cash provided by financing activities	129,964	160,426
Net increase in cash, cash equivalents and restricted cash	80,060	132,614
Cash, cash equivalents and restricted cash at beginning of period	126,794	5,963
Cash, cash equivalents and restricted cash at end of period	$206,854	$138,577
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$80	$236
Property and equipment held for sale	$—	$19
IPO issuance costs included in accrued expenses	$—	$155
Purchase of property and equipment paid for by landlord	$—	$842
Accretion of issuance costs related to redeemable convertible preferred stock	$—	$2,240
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$206,362	$138,553
Long-term restricted cash (included in other assets)	492	24
Cash, cash equivalents and restricted cash at end of period	$206,854	$138,577

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

On June 20, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”). The IPO closed on June 25, 2018 and the Company issued and sold 5,247,958 common shares at a public offering price of $19.00 per share for net proceeds of $90,103 after deducting underwriting discounts and commissions of $6,980 and other offering expenses of approximately $2,628. Simultaneously, on June 25, 2018, the Company issued and sold 787,193 additional common shares, pursuant to the full exercise of the underwriters’ option to purchase additional shares, for net proceeds of $13,910 after deducting underwriting discounts and commissions of $1,047. Thus, the aggregate net proceeds to the Company from the IPO, after deducting underwriting discounts and commissions and other offering costs, were $104,013. Upon the closing of the IPO, all series Seed redeemable convertible preferred stock (the “Series Seed Preferred Stock”), series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and series B redeemable convertible preferred stock (the “Series B Preferred Stock”), (the Series Seed Preferred Stock, the Series A Preferred Stock and the Series B Preferred Stock are collectively referred to as the “Preferred Stock”) then outstanding converted into an aggregate of 15,320,213 shares of common stock. In July 2019, the Company closed an underwritten public offering of 7,475,000 shares of its common stock at a public offering price of $18.50 per share, which included 975,000 shares of the Company’s common stock resulting from the full exercise of the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts and commissions (the “July 2019 Follow-on Offering”). The net proceeds to the Company from the July 2019 Follow-on Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were approximately $129,500.

Through September 30, 2019, the Company has funded its operations primarily with proceeds from the sale of the Preferred Stock and common stock through the Company’s IPO. The Company has incurred recurring losses since its inception, including net losses of $50,303 and $30,340 for the nine months ended September 30, 2019 and 2018, respectively. In addition, as of September 30, 2019, the Company had an accumulated deficit of $122,042. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the date of issuance of the financial statements contained in this Form 10-Q. However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2018, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2019, and the results of its operations for the three and nine months ended September 30, 2019 and 2018, its statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and its statement of cash flows for the nine months ended September 30, 2019 and 2018.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2019.

The accompanying Unaudited Condensed Consolidated Financial Statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2019, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as it related to the adoption of new accounting standards during the first nine months of 2019 as discussed below.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$206,121	$—	$—	$206,121
Restricted cash	492	—	—	492
	$206,613	$—	$—	$206,613

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$126,047	$—	$—	$126,047
Restricted cash	492	—	—	492
	$126,539	$—	$—	$126,539

There were no transfers within the hierarchy during the nine months ended September 30, 2019 or the year ended December 31, 2018.

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

The Company recognized a loss of $0 and $162 in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2019 and 2018, related to the change in fair value of the warrant. The Company did not recognize any gain or loss for the three months ended September 30, 2019 and 2018.

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

On June 21, 2018, in connection with the Company’s IPO, the Company remeasured the fair value of the derivative to $2,000 as the Company was required to pay the dilution payment as mentioned above, which the Company paid in July 2018. An increase in fair value of $0 and $1,629 was recorded in other expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2019 and 2018, respectively. The Company did not recognize any expense for the three months ended September 30, 2019 and 2018.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
Tax incentive refund	$1,806	$1,325
Prepaid research and development costs	3,577	981
Prepaid insurance	1,309	316
Interest income receivable	314	220
Prepaid rent	92	81
Other current assets	247	795
	$7,345	$3,718

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Laboratory and office equipment	$2,188	$1,624
Leasehold improvements	1,260	1,260
Computer equipment and software	134	134
Construction in process	80	—
	3,662	3,018
Less: Accumulated depreciation and amortization	(989)	(384)
	$2,673	$2,634

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $215 and $130, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $605 and $196, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Compensation and benefit costs	$2,860	$2,616
Research and development costs	4,508	3,969
Consulting and professional fees	850	320
Other liabilities	284	917
	$8,502	$7,822

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

Common Stock

As of September 30, 2019 and December 31, 2018, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of September 30, 2019 and December 31, 2018, no undesignated preferred stock was outstanding.

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

Through September 30, 2019, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

At September 30, 2019 and December 31, 2018, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2019	December 31, 2018
Shares reserved for vesting of restricted stock awards	63,313	153,276
Shares reserved for exercise of outstanding stock options	3,145,428	2,164,101
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	474,326	385,561
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	461,266	223,200
Total shares of authorized common stock reserved for future issuance	4,144,333	2,926,138

8. Stock-Based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2019	2018
Expected option life (years)	5.97	6.05
Risk-free interest rate	2.40%	2.73%
Expected volatility	81.25%	83.42%
Expected dividend yield	—%	—%

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,164,100	$7.75	8.77	$23,083
Granted	1,315,317	$16.76
Exercised	(232,758)	$2.14
Cancelled or forfeited	(101,231)	$10.26
Outstanding as of September 30, 2019	3,145,428	$11.86	8.63	$15,491
Exercisable as of September 30, 2019	790,343	$3.99	7.51	$8,759
Vested and expected to vest as of September 30, 2019	3,145,428	$11.86	8.63	$15,491

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2019 and 2018 was $11.77 and $9.05, respectively.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2018	153,275	$0.42
Granted	2,300	$15.65
Vested	(92,262)	$0.42
Forfeited, canceled or expired	—	$—
Issued and unvested as of September 30, 2019	63,313	$0.42

The total fair value of restricted common stock vested during the nine months ended September 30, 2019 and 2018 was $44 and $39, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$889	$230	$2,649	$417
General and administrative	908	320	2,265	700
Total stock-based compensation expense	$1,797	$550	$4,914	$1,117

As of September 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $22,065, which is expected to be recognized over a weighted-average period of 3.24 years.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

9. License Agreements

Agreements with UHN

Fabry License Agreement—

On January 27, 2016, the Company entered into an agreement with UHN, pursuant to which UHN granted the Company an option to enter into an exclusive license under the UHN intellectual property related to Fabry disease in accordance with the pre-negotiated licensing terms. On November 4, 2016, the Company exercised its option and entered into a license agreement with UHN, pursuant to which UHN granted the Company an exclusive worldwide license under certain intellectual property rights and a non-exclusive worldwide license under certain know-how, in each case subject to certain retained rights, to develop, commercialize and sell products for use in the treatment of Fabry disease. UHN also granted the Company an exclusive option, exercisable for a period of three years following the execution of the agreement, to obtain a license under certain improvements to the licensed intellectual property rights as well as an option to negotiate a license under certain other improvements. The Company elected not to exercise such option and the option has expired in accordance with its terms.

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

For the three months ended September 30, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $415 and $0, respectively, which consists of reimbursable funded study trial costs. For the nine months ended September 30, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $741 and $0, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to the Fabry license agreement in the nine months ended September 30, 2019 and 2018.

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

For the nine months ended September 30, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $38 and $41, respectively, which consists of license maintenance fees. No license maintenance fees were recorded in the three months ended September 30, 2019 and 2018. No milestone fees were incurred related to the IL-12 license agreement in the nine months ended September 30, 2019 and 2018.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of our Series B Preferred Stock financing in January 2018. Both the upfront cash payment of $500 and the value of the shares Series B Preferred Stock issued of $500 were recorded as research and development expense during the year ended December 31, 2017. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. No milestone fees related to the license were recorded for the nine months ended September 30, 2019 and 2018.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. In November 2019, the Company made a payment of $2,000 in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States.  The next anticipated payment under this Agreement is $2,000, which would become due following the dosing of the first patient in the first pivotal clinical trial of AVR-RD-04 in cystinosis in the United States. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. No milestone fees related to the license were recorded for the nine months ended September 30, 2019 and 2018.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No milestone fees related to the license were recorded for the nine months ended September 30, 2019 and 2018.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	3,145,428	1,957,839
Restricted common stock	63,313	184,033
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	—

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2019 and 2018 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2019 and December 31, 2018, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 9. See Note 9 for discussion of these arrangements.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

For the three months ended September 30, 2019 and 2018, the Company recognized $415 and $0, respectively, of research and development expense related to the license agreements with UHN (Note 9). For the nine months ended September 30, 2019 and 2018, the Company recognized $779 and $41, respectively, of research and development expense related to the license agreements with UHN (Note 9).

Others

For the three and nine months ended September 30, 2019, the Company recorded expenses of $369 and $1,090, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Board. No such expense was recorded for the three and nine months ended September 30, 2018.

For the three nine months ended September 30, 2019 and 2018, the Company recognized $0 and $2, respectively, related to consulting services provided by an entity affiliated with an officer of the Company and a member of the Board. For the nine months ended September 30, 2019 and 2018, the Company recognized $0 and $42, respectively, related to consulting services provided by an entity affiliated with an officer of the Company and a member of the Board

13. Subsequent Events

In November 2019, the Company made a payment of $2,000 to GenStem in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States (Note 9).

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

Our initial pipeline is comprised of four lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-04 for the treatment of cystinosis, and AVR-RD-03 for the treatment of Pompe disease.  We are initially targeting rare diseases in which the current standard of care provides the mechanistic proof that the enzymes or proteins produced endogenously following treatment with our gene therapies can offer benefit to patients. Typically, in lysosomal storage diseases, a gene mutation results in the deficiency or malfunctioning of an enzyme or other protein. This results in the inability of lysosomes to properly process cellular byproducts. As a result, these byproducts accumulate to toxic levels in the body’s cells and, in turn, disrupt the function of multiple tissues and organs. Fabry disease, Gaucher disease and Pompe disease are primarily managed by bi-weekly, multi-hour infusions with ERTs that seek to exogenously replace the missing enzyme. However, given their characteristics, most ERTs typically remain in the plasma only for a short period of time and thus, are not ideal because they are only dosed every two weeks. These existing therapies manage, rather than cure, the underlying diseases and, as a result, patients continue to have disease progression. Further, the frequent, periodic and life-long dosing schedule required for ERTs results in significant costs for the healthcare system and is burdensome for the patient.

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

We continue our move towards implementing our commercial-scale platoTM platform, which includes heightened vector efficiency, a closed, automated manufacturing system and utilization of a therapeutic drug monitoring, or TDM, conditioning regimen. These platform improvements have been designed with the intent of improving safety and enhancing the potency and long-term durability of our therapies. We are developing the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock, our initial public offering, or IPO, and an underwritten public offering that closed in July 2019, or the July 2019 Follow-On Offering. Through September 30, 2019, we have received gross proceeds of $87.5 million from the sales of our preferred stock and net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us, of $104.2 million and $129.5 million from the sales of common stock through our IPO and the July 2019 Follow-On Offering, respectively.

On July 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units, which we refer to as the Shelf. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf (the “ATM Facility”). The Shelf was declared effective by the SEC on July 10, 2019.

In July 2019, we closed the July 2019 Follow-On Offering, resulting in net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses payable by us, of approximately $129.5 million. As of September 30, 2019, we have not offered, issued or sold any shares of common stock under the ATM Facility.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $50.3 million and $30.3 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $122.0 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our IPO and the July 2019 Follow-On Offering, and potential proceeds if we offer and sell equity pursuant to the ATM Facility. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of September 30, 2019, we had cash and cash equivalents of $206.4 million. We believe that our existing cash and cash equivalents as of September 30, 2019, together with the net proceeds from the July 2019 Follow-On Offering, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Additional Recent Developments

AVR-RD-01 for Fabry disease

In July 2019, we announced clinical data from clinical trials of our investigational gene therapy AVR-RD-01 in Fabry disease. AVR-RD-01 is currently being studied in two ongoing clinical trials. A Phase 1 investigator-sponsored clinical trial of AVR-RD-01 is being conducted by the University Health Network, or UHN, and sponsored by Fabry Disease Clinical Research and Therapeutics, or FACTs, at three centers in Canada. A total of five patients with Fabry disease who have been previously treated with enzyme replacement therapy, or ERT, for at least six months have been enrolled and enrollment is complete. In addition, we are sponsoring a Phase 2 open-label, multinational clinical trial of AVR-RD-01, with expected enrollment of eight to 12 treatment-naïve males, 16 years and older, with classic Fabry disease, who have not been treated with ERT within 10 years prior to enrollment or chaperone therapy at any time. As of October 15, 2019, three patients in Australia have enrolled in this Phase 2 clinical trial, and we currently have the necessary regulatory clearances to expand enrollment to sites in Canada and the United States. We expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the fourth quarter of 2019.

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

Clinical measurements of data, such as AGA enzyme activity and VCN, can provide valuable insight into the potential effectiveness of ex vivo CD34+ hematopoietic stem cell gene therapy following administration in a patient. However, such measurements can vary greatly during the initial weeks following administration of the therapy. We believe that the first meaningful measurements of AGA enzyme activity and VCN only start to emerge after sufficient time has passed following administration of the gene-modified CD34+ hematopoietic stem cells to allow what we believe to be a meaningful interpretation of results. For example, data collected during the early weeks following administration of an ex vivo CD34+ hematopoietic stem cell gene therapy may be uninterpretable for reasons such as the manufactured drug product containing a random and indeterminable mixture of cells that may be dominated by late/mature progenitor cells, compared to early progenitor cells and long-term engrafting cells. In such circumstances, the large number of late/mature progenitor cells are over-represented in the collected data in the first few weeks following administration, but are subsequently permanently lost. For these reasons, we have presented in the figures above, and in the future intend to present, AGA enzyme activity data and VCN for patients only after which sufficient time has passed following administration of AVR-RD-01 to allow what we believe to be a meaningful interpretation of results.

Other Pipeline Programs

Our Company-sponsored Phase 1/2 clinical trial evaluating AVR-RD-02 in Gaucher disease, or GAU-201, has commenced active recruitment. The initial clinical site is in Canada and we intend to open additional clinical sites in Australia, the United States and other countries pending regulatory clearances. The first patient in this clinical trial is expected to be enrolled in the first quarter of 2020, with dosing expected in the second quarter of 2020. Additionally, in October 2019, the FDA granted our request for orphan-drug designation for AVR-RD-02 for the treatment of Gaucher disease.

The investigator-sponsored Phase 1/2 clinical trial evaluating AVR-RD-04 in cystinosis is being conducted by our collaborators at the University of California, San Diego, or UCSD. The first patient in this clinical trial was dosed in October 2019, and the site is continuing to actively recruit additional patients. In June 2019, the UCSD cystinosis study group announced that it had been awarded a grant from the California Institute of Regenerative Medicine, or CIRM, of approximately $12 million to directly fund this phase of the cystinosis clinical trial.

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

The Company has modified the presentation within the following tables to include expenses related to other preclinical development activities outside of its already presented programs in its direct research and development expenses, which were previously included as other unallocated research and development expenses. We have adjusted prior period amounts to reflect the changes in presentation made in the current period. The table below summarizes our research and development expenses incurred by program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fabry	$2,656	$2,272	$7,214	$6,679
Gaucher	1,457	2,488	5,266	4,922
Pompe	1,851	16	4,189	400
Cystinosis	529	589	918	866
Other	798	53	2,846	99
Unallocated research and development expenses	5,751	3,814	17,322	9,320
Total research and development expenses	$13,042	$9,232	$37,755	$22,286

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our consolidated results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$13,042	$9,232	$3,810
General and administrative	5,022	3,000	2,022
Total operating expenses	18,064	12,232	5,832
Loss from operations	(18,064)	(12,232)	(5,832)
Other income (expense):
Interest income	925	646	279
Change in fair value of preferred stock warrant liability	—	—	—
Change in fair value of derivative liability	—	—	—
Other expense	(6)	(5)	(1)
Total other income, net	919	641	278
Net loss	$(17,145)	$(11,591)	$(5,554)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Direct research and development expenses by program:
Fabry	$2,656	$2,272	$384
Gaucher	1,457	2,488	(1,031)
Pompe	1,851	16	1,835
Cystinosis	529	589	(60)
Other	798	53	745
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,136	2,787	1,349
Other	1,615	1,027	588
Total research and development expenses	$13,042	$9,232	$3,810

Research and development expenses were $13.0 million for the three months ended September 30, 2019, as compared to $9.2 million for the three months ended September 30, 2018. The increase of $3.8 million was primarily due to an increase of $0.4 million in direct costs related to our Fabry program, a decrease of $1.0 million in direct costs related to our Gaucher program, an increase of $1.8 million in direct costs related to our Pompe program, an increase of $0.7 million in direct costs related to our Other programs and an increase of $1.9 million in unallocated research and development costs.

The increase in direct costs related to our Fabry program was primarily due to a $0.2 million increase in manufacturing costs.

The decrease in direct costs related to our Gaucher program was primarily due to a $0.5 million decrease in manufacturing costs and a $0.5 million decrease in clinical costs.

The increase in direct costs related to our Pompe program was primarily due to a $1.8 million increase in preclinical costs.

The increase in direct costs related to our Other programs was primarily due to a $0.7 million increase in preclinical costs.

The increase in unallocated research and development expenses was primarily due to an increase of $1.3 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department and an increase of $0.6 million in facilities costs and rent expense. Personnel-related costs for the three months ended September 30, 2019 and 2018 included non-cash stock-based compensation expense of $0.9 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2019, compared to $3.0 million for the three months ended September 30, 2018. The increase of $2.0 million was primarily due to an increase of $1.3 million in personnel-related costs, including non-cash stock-based compensation and an increase of $0.7 million in consulting costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income, Net

Other income, net was income of $0.9 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018. The increase in other income of $0.3 million was due to an increase in interest income of $0.3 million during the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Operating expenses:
Research and development	$37,755	$22,286	$15,469
General and administrative	14,621	7,281	7,340
Total operating expenses	52,376	29,567	22,809
Loss from operations	(52,376)	(29,567)	(22,809)
Other income (expense):
Interest income	2,146	1,038	1,108
Change in fair value of preferred stock warrant liability	—	(162)	162
Change in fair value of derivative liability	—	(1,629)	1,629
Other expenses	(73)	(20)	(53)
Total other income (expense), net	2,073	(773)	2,846
Net loss	$(50,303)	$(30,340)	$(19,963)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Direct research and development expenses by program:
Fabry	$7,214	$6,679	$535
Gaucher	5,266	4,922	344
Cystinosis	918	866	52
Pompe	4,189	400	3,789
Other	2,846	99	2,747
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	12,337	5,503	6,834
Other	4,985	3,817	1,168
Total research and development expenses	$37,755	$22,286	$15,469

Research and development expenses were $37.8 million for the nine months ended September 30, 2019, compared to $22.3 million for the nine months ended September 30, 2018. The increase of $15.5 million was primarily due to an increase of $0.5 million in direct costs related to our Fabry program, an increase of $0.3 million in direct costs related to our Gaucher program, an increase of $3.8 million in direct costs related to our Pompe program, an increase of $2.7 million in direct costs related to our Other programs and an increase of $8.0 million in unallocated research and development costs.

The increase in direct costs related to our Fabry program was primarily due to an increase of $0.8 million in consulting costs and an increase of $0.3 in other direct costs offset by a decrease of $0.5 million in clinical costs and a decrease of $0.2 million in manufacturing costs.

The increase in direct costs related to our Gaucher program was primarily due to an increase in clinical costs of $0.7 million and an increase in preclinical costs of $0.7 million offset by a decrease of $1.0 million in manufacturing costs and a decrease of $0.2 million in consulting costs.

The increase in direct costs related to our Pompe program was primarily due to an increase in preclinical costs of $3.6 million.

The increase in direct costs related to our Other programs was primarily due to a $2.7 million increase in preclinical costs.

The increase in unallocated research and development costs was primarily due to an increase of $6.8 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department, an increase of $2.0 million in facilities and rent expense, partially off-set by a decrease of $0.6 million in consulting costs and a $0.3 million decrease in preclinical costs. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included non-cash stock-based compensation expense of $2.6 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses were $14.6 million for the nine months ended September 30, 2019, compared to $7.3 million for the nine months ended September 30, 2018. The increase of $7.3 million was primarily due to an increase of $3.8 million in personnel-related costs, including non-cash stock-based compensation, an increase of $2.3 million in costs associated with being a publicly-traded company, including consulting, insurance and legal expenses, and an increase of $1.2 million in facilities costs and rent expense.

Other Income (Expense), Net

Other income (expense), net was income of $2.1 million for the nine months ended September 30, 2019, compared to an expense of $0.8 million for the nine months ended September 30, 2018. The increase in other income (expense) of $2.9 million was primarily due to a $1.6 million expense related to the change in fair value of the derivative liability which was recognized during the nine months ended September 30, 2018, while no expense related to the change in fair value of the derivative liability was recognized during the nine months ended September 30, 2019, as well as an increase of $1.1 million in interest income during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO and our July 2019 Follow-On Offering. Through September 30, 2019, we had received gross cash proceeds of $87.5 million and $114.7 million from sales of our preferred stock and common stock, respectively.

On July 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by the Company of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf. The Shelf was declared effective by the SEC on July 10, 2019.

In July 2019, we closed the July 2019 Follow-On Offering as an underwritten public offering under the Shelf of 7,475,000 shares of our common stock at a public offering price of $18.50 per share, which included 975,000 shares of our common stock resulting from the full exercise of the underwriters' option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $129.5 million.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(49,085)	$(26,214)
Net cash used in investing activities	(819)	(1,598)
Net cash provided by financing activities	129,964	160,426
Net increase in cash and cash equivalents	$80,060	$132,614

Operating Activities

During the nine months ended September 30, 2019, operating activities used $49.1 million of cash, cash equivalents and restricted cash, resulting from our net loss of $50.3 million and net cash used by changes in our operating assets and liabilities of $4.2 million, partially offset by non-cash charges of $5.4 million. The net changes in our operating assets and liabilities were primarily due to increases in prepaid expenses and other current assets of $3.6 million due to ongoing preclinical, manufacturing, and clinical trial efforts and decreases in accounts payable of $1.1 million. The non-cash charges primarily included $4.9 million of stock-based compensation expense and $0.6 million of depreciation expense.

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

Investing Activities

During the nine months ended September 30, 2019, we used $0.8 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment. During the nine months ended September 30, 2018, we used $1.6 million of cash and cash equivalents in investing activities consisting of $1.3 million of purchases of property and equipment and a $0.3 million increase in restricted cash due to a new lease signed in August 2018.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $130.0 million, primarily consisting of net cash proceeds of $129.5 million from our July 2019 Follow-On Offering.

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

We believe that our existing cash and cash equivalents as of September 30, 2019, together with the net proceeds from our July 2019 Follow-On Offering, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for AVR-RD-01 or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 25, 2019. Except as set forth below, there have been no significant changes to the table contained therein as of September 30, 2019.

Pursuant to our license agreements with UHN, BioMarin, GenStem and the Lund University rights holders, we are required to make certain milestone and royalty payments to our licensors. In November 2019, we made a payment of $2.0 million in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States. The next anticipated payment under our license agreement with GenStem is $2.0 million, which would become due following the dosing of the first patient in the first pivotal clinical trial of AVR-RD-04 in cystinosis in the United States.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 25, 2019, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of September 30, 2019, we had cash and cash equivalents of $206.4 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended September 30, 2019 and 2018, we recognized foreign currency transaction losses of $6 and $5, respectively. During each of the nine months ended September 30, 2019 and 2018, we recognized foreign currency transaction losses of $74 and $20, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and  procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our disclosure controls and procedures were not effective as of September 30, 2019. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows in conformity with GAAP.

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

In 2018, we began implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel; and planning to implement certain accounting systems to automate manual processes, such as tracking and accounting for stock-based awards. Although progress has been made to strengthen our controls, management and our independent registered public accounting firm have concluded that the material weaknesses remain unremediated as of December 31, 2018 and September 30, 2019. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third-party, which resulted in the payment by us of a fraudulent invoice.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2019, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $46.4 million and $18.6 million for the years ended December 31, 2018 and 2017, respectively, and $50.3 million for the nine months ended September 30, 2019. We historically have financed our operations primarily through private placements of our preferred stock and our initial public offering and follow-on public offering of our common stock. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, recruitment and activities related to our Phase 1/2 clinical trial for AVR-RD-02, and activities related to the investigator-sponsored Phase 1/2 clinical trial for AVR-RD-04;

•	advance additional clinical trials and preclinical studies for our product candidates;
•	seek to identify and develop or in-license additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our other product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•	revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms of our current and any future license agreements and collaborations; and
•	the extent to which we acquire or in-license other product candidates, technologies and intellectual property.

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

We are a clinical-stage company founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates and establishing research and development and manufacturing capabilities. Although we initiated our ongoing Phase 2 clinical trial for AVR-RD-01 in June 2018, and there are two investigator-sponsored Phase I clinical trials in progress relating to AVR-RD-01 for Fabry disease and AVR-RD-04 for cystinosis, we have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

We are planning to implement a transition in connection with our company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that is currently used. The use of this conditioning regimen is designed to utilize therapeutic drug monitoring, or TDM, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. While we anticipate that the conditioning regimen may be performed during a limited hospital stay or potentially through an outpatient procedure on a case-by-case basis as directed by a patient’s physician, we cannot guarantee that the conditioning will not require a lengthier hospitalization. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in the ongoing investigator-sponsored Phase 1 clinical trial and in the ongoing company-sponsored Phase 2 clinical trial of AVR-RD-01, several serious adverse events, including dehydration, nausea and vomiting, thrombophlebitis, and suppression of neutrophils (febrile neutropenia) following the conditioning process, were reported. While such adverse events in connection with conditioning are expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, AVR-RD-01 or our other product candidates for any or all targeted indications. We are aware that there have been cases of therapy-related myelodysplastic syndrome, or t-MDS, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with pre-existing cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. However, we have reviewed over 700 published cases of busulfan exposure preceding bone marrow transplant, hematopoietic cell transplant, or ex-vivo gene therapy for non-malignant indications, of which 648 were from peer-reviewed literature. Of the 648 busulfan exposures reported in peer-reviewed literature, none of the cases reported t-MDS. Of the 67 exposures reported in non-peer-reviewed published abstracts, 66 reported no cases of t-MDS resulting from busulfan exposure, and in one case it was reported that a patient developed t-MDS and that busulfan treatment was posited to be a contributing factor. That case has not yet been peer-reviewed, and we believe that due to the presence of other confounding factors in that patient, it has not been conclusively determined that busulfan exposure was the cause of that patient’s t-MDS. However, there can be no guarantees that our plan to utilize busulfan in our conditioning regimen will not result in similar adverse events. In addition, although we intend as a precautionary measure to implement new procedures, if and when available, to screen for certain pre-cancerous genetic mutations prior to commencement of the conditioning regimen as an additional risk reduction measure, there can be no guarantees that these procedures will be successful. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

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

Although AVR-RD-01 is being investigated in an ongoing investigator-sponsored Phase 1 clinical trial and an ongoing company-sponsored Phase 2 clinical trial, and an investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 was recently commenced, we have not commenced patient dosing in clinical trials for any of our other product candidates. We have never completed a pivotal clinical trial, and may be unable to do so for any product candidates we may develop, including AVR-RD-01 and AVR-RD-04.

We are at an early stage of development for all of our product candidates including AVR-RD-01. As of November 1, 2019, our product candidate AVR-RD-01 has been administered  only to five patients in an ongoing investigator-sponsored Phase 1 clinical trial and to three patients in our ongoing Phase 2 clinical trial, with dosing dates for the second and third patients in our Phase 2 clinical trial in December 2018 and May 2019, respectively. The ongoing Phase 1 and Phase 2 clinical trials for AVR-RD-01 must be completed, as well as potentially additional pivotal clinical trials, in order to obtain FDA approval to market AVR-RD-01. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

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

In addition, we have not yet conducted any company-sponsored clinical trials of any of our product candidates in the United States, and our interactions with the FDA have been limited. We cannot be certain how many additional clinical trials of AVR-RD-01 or any of our other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. In 2018, we held a pre-IND meeting with the FDA to discuss the requirements to commence clinical trials in the United States. In April 2019, we received clearance from the FDA for the IND application of AVR-RD-01, and we expect to open a U.S. site for our ongoing Phase 2 clinical trial of AVR-RD-01 in the fourth quarter of 2019. However, there can be no assurance that we will commence clinical trials in the United States on our expected timeframe or at all. In addition, while we have received clearance from the FDA to commence clinical testing in the United States for AVR-RD-01, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of AVR-RD-01 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVR-RD-01.

The ongoing Phase 1 clinical trial of AVR-RD-01 is an investigator-sponsored trial being conducted by University Health Network. In addition, the Phase 1/2 clinical trial of AVR-RD-04 is also an investigator-sponsored clinical trial, which is being conducted by our collaborators at the University of California, San Diego. In October 2019, the first patient in the Phase 1/2 clinical trial of AVR-RD-04 was dosed. We do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. Based on results observed from ongoing trials of AVR-RD-01, there can be no assurance that increased levels of AGA in patients treated with AVR-RD-01 will be maintained over time. In addition, while three patients from the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 have discontinued ERT, there can be no assurance that these patients, or others who in the future may discontinue ERT, will remain off ERT. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. To date, we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates, including AVR-RD-01.  While we are aware that the FDA utilized an efficacy endpoint based on patients’ kidney biopsy in the recent approval of Migalastat for Fabry disease, for which we are also measuring as our primary efficacy endpoint in our ongoing Phase 2 clinical trial of AVR-RD-01, there can be no guarantees that regulatory agencies will permit us to use the same endpoint in connection with further development of AVR-RD-01. Therefore, there are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our AVR-RD-02 and AVR-RD-03 product candidates have not yet been tested in humans. Any of our other product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease. While a number of patients had been identified, we encountered patient pre-screening failures that impacted the commencement of enrollment. We are continuing our enrollment activities for AVR-RD-02 in Canada and we intend to open additional clinical sites in Australia, the United States and other countries pending regulatory clearances. We expect to enroll the first patient in the Phase 1/2 clinical trial of AVR-RD-02 for Gaucher in the first quarter of 2020, and to dose such patient in the second quarter of 2020. Patient enrollment and trial completion is affected by factors including the:

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

Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States, Europe and certain other major markets, including Japan. We may not be able to initiate or continue clinical trials, including our ongoing Phase 2 clinical trial for AVR-RD-01 for which enrollment is ongoing and our Phase 1/2 clinical trial for AVR-RD-02 for which we have commenced recruitment, if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or other foreign regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

.  If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

We intend to transition towards implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TDM conditioning regimen, in connection with each of our investigational product candidates. We are developing the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any, including for AVR-RD-01, where the ongoing investigator-sponsored clinical trial does not use the plato platform, a portion of our Company-sponsored clinical trial for AVR-RD-01, and for AVR-RD-04 where the planned investigator-sponsored clinical trial will not utilize the plato platform. For example, while we are currently utilizing the LV1 version of the lentiviral vector in the ongoing Phase 1 and Phase 2 clinical trials of AVR-RD-01, we plan to transition our AVR-RD-01 lentiviral vectors to an LV2 version commencing in the fourth quarter of 2019. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our planned Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform, which are elements of our plato platform. In addition, our CTA (including amendments) for our planned Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada, for which Health Canada has issued no objection letters, included data utilizing LV2 and our automated manufacturing platform. Nevertheless, there can be no assurance that the FDA, Health Canada or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates, which may result in delay, suspension or termination of ongoing or future clinical trials. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

If we request orphan drug designation (or the foreign equivalent) for AVR-RD-01 or any of our other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. In December 2018, the FDA granted our request for orphan drug designation for AVR-RD-01 for the treatment of Fabry disease. In October 2019, the FDA granted our request for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease. To date, we have not obtained orphan drug designation (or the foreign equivalent) for any other product candidates. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

In addition, certain of our current or future product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to existing, approved therapies, such as ERT. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of our product candidates or any future product candidates in clinical trials or in obtaining marketing approval thereafter. For example, although we have evaluated AVR-RD-02, AVR-RD-03 and AVR-RD-04 in preclinical studies and have evaluated AVR-RD-01 in ongoing Phase 1 and Phase 2 clinical trials, we have not yet dosed patients in the AVR-RD-02 clinical trial or evaluated AVR-RD-04 in the recently commenced Phase 1/2 clinical study, nor have we obtained regulatory approval to sell any product based on our therapeutic approaches. Accordingly, our focus on treating these diseases may not result in the development of commercially viable products.

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

If our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies.

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

As of September 30, 2019, we had 73 full-time employees. As we mature, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Based on shares outstanding as of November 1, 2019, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 27% of our voting stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 1, 2019, holders of an aggregate of approximately 5.6 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 3,145,428 shares reserved for issuance upon the exercise of existing stock options outstanding as of September 30, 2019 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933 or the Securities Exchange Act of 1934. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). We have chosen the United States District Court for the District of Massachusetts as the sole and exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. In August 2019, the decision was appealed to the Delaware Supreme Court, and the appeal remains pending before the Delaware Supreme Court. Unless and until the Court of Chancery’s decision in Sciabacucchi is reversed by the Delaware Supreme Court or otherwise abrogated, we do not intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims. In the event that the Delaware Supreme Court affirms the Court of Chancery’s Sciabacucchi decision or otherwise makes a determination that provisions such as the Federal Forum Provision are invalid, our Board of Directors intends to amend promptly our bylaws to remove the Federal Forum Provision. Such amendment could cause us to incur additional costs, which could have an adverse effect on our business, financial condition or results of operations.

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

Grants and Exercises of Stock Options and Restricted Stock Awards

In July 2019 and August 2019, we granted stock options to two new employees to purchase an aggregate of 163,000 shares of our common stock with an exercise price of $22.57 per share and $18.32 per share, respectively, as a material inducement to acceptance of their employment.

In October 2019, we granted stock options to purchase 98,700 shares of our common stock with an exercise price of $14.21 per share, as a material inducement to the employment of Holly May.

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

As of September 30, 2019, we had used approximately $78.1 million of the net proceeds from the IPO, primarily to fund our current programs in Fabry disease, Gaucher disease, cystinosis, and Pompe disease; our external and internal manufacturing and process development activities related to our programs and to fund research and development activities that relate to all of our clinical and preclinical activities, including the cost of research and development personnel; and general and administrative expenses, working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

AVROBIO, INC.

Date: November 7, 2019	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: November 7, 2019	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer