Form 10-K
period 2019-12-31
AVROBIO, Inc.
filed 2020-03-16
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-38537

AVROBIO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-0710585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 300, Suite 201
Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(617) 914-8420

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVRO	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $289,225,075 as of June 28, 2019 (based on a closing price of $16.26 share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 36,030,495 shares of Common Stock, $0.0001 par value per share, outstanding as of March 6, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

AVROBIO, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

i

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “strives,” “should,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

•	the durability of effects from our product candidates;
•	the timing, scope or likelihood of regulatory filings and approvals;
•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•

the implementation of our business model and our strategic plans for our business, product candidates, technology and plato™ platform, including our transition to and expected benefits of a proprietary four-plasmid-produced lentiviral vector and our use of a therapeutic drug monitoring conditioning regimen with busulfan;

•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the scalability and commercial viability of our manufacturing methods and processes, including our move to a closed, automated system;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•

the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our current and future product candidates, as well as any statements as to whether we do or do not infringe, misappropriate or otherwise violate any third-party intellectual property rights;

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
•

our ability to remediate the material weaknesses that we and our independent registered public accounting firm previously identified and avoid any findings of material weaknesses or significant deficiencies in the future;

•	the impact of laws and regulations, including without limitation recently enacted tax reform legislation;
•	our expectations regarding the time during which we are an emerging growth company under the JOBS Act; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

ii

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K that modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

iii

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “AVROBIO,” “we,” “us,” and “our” refer to AVROBIO, Inc. Our “board of directors” refers to the board of directors of AVROBIO, Inc.

Item 1. Business

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal diseases, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal diseases have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $4.0 billion in worldwide net sales in 2019.

Our initial pipeline is comprised of four lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-04 for the treatment of cystinosis, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a company-sponsored Phase 2 clinical trial. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete.  As of March 6, 2020, four patients have been dosed in our company-sponsored Phase 2 clinical trial of AVR-RD-01, and we are actively recruiting additional potential patients for our currently active sites in Australia, Canada and the United States. AVR-RD-04 is currently being studied by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and as of March 6, 2020 one patient has been dosed. In January 2020, we announced that we received notice of clearance from the U.S. Food and Drug Administration, or FDA, regarding an Investigational New Drug, or IND, application for AVR-RD-02, our investigational gene therapy for the treatment of Gaucher disease. The Phase 1/2 clinical trial for AVR-RD-02 is actively recruiting in Australia and Canada, with additional sites planned in the United States. Our AVR-RD-03 program for Pompe disease is currently in preclinical development with the first IND-enabling preclinical study initiated in 2019.

Since its first clinical use in 2003, lentiviral-based gene therapy has been observed to be well-tolerated in third parties’ clinical trials for rare diseases such as transfusion-dependent beta thalassemia, cerebral adrenoleukodystrophy, or CALD, metachromatic leukodystrophy, or MLD, and adenosine deaminase severe combined immunodeficiency, or ADA-SCID. Initially, the use of ex vivo lentiviral-based gene therapies was restricted primarily to the most severe diseases where the risks of the typical requirement for ablating the patients’ bone marrow had a clinically justifiable risk/benefit profile. To date, over 350 patients have been treated with lentiviral-based gene therapies in third parties’ and our rare disease clinical trials, and we believe the technology can be developed for other serious conditions based on a rigorous risk/benefit assessment. The ablation procedure, also known as the conditioning regimen, is typically an essential step in the ex vivo gene therapy treatment procedure and is administered prior to the gene therapy. The higher the level of conditioning, the greater the potential risk of more serious complications, such as veno-occlusive disease. However, we believe the risk of more serious complications can be managed through utilization of therapeutic drug monitoring, or TDM, to enable careful titrating of exposure to the drug to a specific area under the curve, or AuC. The conditioning regimen utilized as part of our plato platform includes TDM to assess how rapidly the individual patient metabolizes the conditioning agent so physicians can adjust the dose as needed, with a goal of minimizing side effects while maximizing the potential of durable engraftment. Such an approach could potentially allow the conditioning regimen to be performed during a limited hospital stay or potentially through an outpatient procedure, on a case-by-case basis as may be directed by the patient’s physician. We believe our approach, utilizing a single myeloablative conditioning agent, busulfan, coupled with TDM designed to titrate to a specific AuC, has the potential to extend the reach of our gene therapies to a broad range of diseases as first-line therapies. Our goal is to broaden the applicability of lentiviral-based gene therapy by initially targeting monogenic diseases with an identified gene, recognized biology and that could potentially benefit from the sustained systemic delivery of an active protein.

We are initially targeting rare lysosomal diseases in which the current standard of care provides the mechanistic proof that the enzymes or proteins produced endogenously following treatment with our gene therapies can offer benefit to patients. Typically, in lysosomal diseases, a gene mutation results in the deficiency or malfunctioning of an enzyme or other protein. This results in the inability of lysosomes to properly process cellular materials such as damaged organelles. As a result, substrates and their metabolites accumulate to toxic levels in the body’s cells and, in turn, disrupt the function of multiple tissues and organs. Fabry disease, Gaucher disease and Pompe disease are currently primarily managed by bi-weekly, multi-hour infusions with ERTs that seek to exogenously replace the missing functional enzyme. However, given their pharmacokinetics, most ERTs typically remain in the plasma only for a short period of time and thus are not ideal because they are only dosed every two weeks. These existing therapies manage, rather than cure, the underlying diseases and, as a result, patients continue to have disease progression. Further, the frequent, periodic and life-long dosing schedule required for ERTs results in significant costs for the healthcare system and is burdensome for the patient.

We believe our gene therapies leverage the well-understood mechanism of ERTs by transforming a patient’s own cells into a drug product that enables the patient to express functional enzyme or other protein and mirror the biology seen in an otherwise healthy individual. We believe that a single dose of our gene therapies may provide meaningful life-long benefit to these patients and potentially halt the progression of these diseases while also potentially providing significant health economic advantages.

Our programs leverage years of extensive preclinical and early clinical research by leading researchers, as well as our internal research and ongoing clinical efforts. The status of our initial lentiviral-based gene therapy programs is reflected below.

Our lead product candidate, AVR-RD-01 for the treatment of Fabry disease, is derived from hematopoietic stem cells to which the gene encoding plasma α-galactosidase A, or AGA, is added in an ex vivo process using a lentiviral vector.   In July 2019, we reported that a kidney biopsy taken at 12 months post-treatment for the first patient in the Phase 2 trial showed an 87-percent reduction from baseline in the average number of globotriaosylceramide, or Gb3, inclusions per peritubular capillary. In addition, in February 2020 we reported data from the first three patients in the Phase 2 trial measured as of 18, 12 and nine months, respectively, indicating sustained increased leukocyte and plasma enzyme activity, suggesting that these patients are now producing an endogenous supply of AGA. For the first and third Phase 2 patients, data indicate that their decreased plasma lyso-globotriaosylsphingosine, or lyso-Gb3, levels, a key biomarker for monitoring Fabry disease, have been sustained below their baseline at 18 and six months after dosing, respectively. The second Phase 2 patient, a cardiac variant who does not have classic Fabry disease, did not show a decrease in plasma lyso-Gb3 levels, as expected. The fourth patient in the Phase 2 clinical trial was dosed in December 2019 with our plato platform. We have opened two U.S. sites for our ongoing Phase 2 clinical trial of AVR-RD-01 and are actively recruiting potential patients for our sites in Australia, Canada and the United States.

In an ongoing investigator-sponsored Phase 1 clinical trial of patients with Fabry disease, AVR-RD-01 has been observed to be well-tolerated and has led to the production of active AGA enzyme in all five patients, with data from the first patient exhibiting enzyme activity at 32 months after dosing.  Four of the five patients in the Phase 1 clinical trial have had their plasma lyso-Gb3 levels reduced between 26 and 47 percent compared to their pre-treatment baseline levels. Data from the other patient in the trial, who discontinued ERT one month prior to receiving AVR-RD-01 and remains off ERT, through month six showed an initial decline and at month 12 showed a 23-percent increase in lyso-Gb3 levels, as compared to pre-treatment levels. This patient’s lyso-Gb3 levels remain within the range for the Fabry disease patients on ERT observed in the Phase 1 clinical study.

In February 2020, we announced initial clinical data from the first patient dosed in the investigator-sponsored Phase 1/2 trial of AVR-RD-04, the investigational gene therapy for cystinosis.  As of the safety data cut-off date of January 27, 2020, which was approximately three months following administration of the investigational gene therapy, there had been no reports of safety events attributed to the investigational drug product and no serious adverse events, or SAEs, had been reported.  Three months following administration of AVR-RD-04, the first patient exhibited a vector copy number, or VCN, of 2.0. VCN, which is expressed as VCN per diploid genome, refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell and is a measure that can be used to help assess the durability of a gene therapy. Initial data on another biomarker -- the average granulocyte cystine level, which is one of the clinical trial’s primary endpoints -- showed that the first patient’s average granulocyte cystine level decreased from a baseline level of 7.8 nmol half cystine/mg protein to 1.5 nmol half cystine per milligram three months post-treatment with AVR-RD-04.  The patient’s baseline value was measured two weeks after discontinuation of cysteamine treatment, the current standard of care for cystinosis, and prior to initiating mobilization. As the Phase 1/2 clinical trial progresses, we expect to identify clinically meaningful measures, such as renal function, polyuria and crystal levels in the cornea and photophobia.

The Phase 1/2 clinical trial for AVR-RD-02 for Gaucher disease is actively recruiting in Australia and Canada, with additional sites planned in the United States. Patient enrollment has commenced, and we expect to dose the first patient in the second quarter of 2020.

Our AVR-RD-03 program for Pompe disease is currently in preclinical development with the first IND-enabling preclinical study initiated in 2019.

We continue to seek opportunities to expand our approach to other rare and non-rare diseases. We plan to identify and develop future product candidates through our own internal research efforts as well as through collaborations with leading researchers worldwide.

Plato is our gene therapy platform designed to provide the foundation for the potential worldwide commercialization of our gene therapies, if approved. It is an ex vivo gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning using busulfan with TDM, which is designed to optimize safety and engraftment. These three process changes, or upgrades, were cleared by applicable regulatory bodies in the United States, Canada and Australia for use in the Phase 2 clinical trial of AVR-RD-01 for Fabry disease and the Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease. We intend to utilize the plato platform with these process changes for all future patients enrolling in our Phase 2 clinical trial of AVR-RD-01 for Fabry disease and our Phase 1/2 clinical trial for Gaucher disease.  We developed the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates.

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

Our Expertise

We are led by biopharmaceutical experts with extensive experience in gene and cellular therapy, and rare diseases. Our team has broad expertise in the clinical, regulatory and commercialization aspects of rare diseases as well as process development and manufacturing for cellular therapies. Members of our management team have held senior positions at Shire, Genzyme, Novartis, GlaxoSmithKline, Lonza, Spark Therapeutics, Biogen, AveXis and other companies pursuing development, manufacturing and commercialization of gene, cellular and other therapies to treat rare diseases.

Our Strategy

Our goal is to develop and commercialize potentially curative lentiviral-based gene therapies for patients and expand the use of this approach to treat a number of diseases potentially addressable by our ex vivo gene therapy platform. Key elements of our strategy include:

•

Rapidly Advance Our Initial Gene Therapies Targeting Lysosomal Diseases. We are initially targeting lysosomal diseases and are developing a deep pipeline of four gene therapies to treat Fabry disease, Gaucher disease, cystinosis and Pompe disease. We intend to continue rapidly advancing these gene therapies and obtain efficacy data in patients from these development programs. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01 for Fabry disease, and enrollment is complete.  Four patients have been dosed to date in our company-sponsored Phase 2 clinical trial of AVR-RD-01, and we are actively recruiting additional potential patients for our sites in Australia, Canada and the United States. AVR-RD-04 is currently being studied by our collaborators at UCSD in a Phase 1/2 investigator-sponsored clinical trial, and the first patient was dosed in October 2019. Enrollment has commenced for the Phase 1/2 clinical trial for AVR-RD-02 for Gaucher disease, and we are actively recruiting potential patients in Australia and Canada, with additional sites planned in the United States.  In addition, we intend to pursue pathways for accelerated review and approval of our product candidates by the FDA and international regulatory authorities through programs such as the Regenerative Medicine Advanced Therapies, or RMAT, program in the United States.

•

Continue Implementing Our Plato Platform with Refined Approach to Conditioning, Enhanced Vector Technology and Optimized Manufacturing Processes. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, and other related processes are important steps towards advancing the field of lentiviral-based gene therapy and realizing its full potential to treat a number of diseases. Our plato platform is designed to provide the foundation for the potential worldwide commercialization of our gene therapies, if approved, and incorporates a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity.  We have developed a manufacturing process that we believe is both reproducible and scalable, and we believe our closed, automated manufacturing system will enable us to deliver our gene therapies to patients at an industrialized scale. In addition, we believe our personalized approach to conditioning using busulfan with TDM will enable us to pursue early intervention for the treatment of lysosomal diseases and expand into a wide range of diseases where lentiviral-based gene therapy has not been previously utilized. We will continue to leverage advancements in stem cell transplantation in order to improve patient safety and tolerability of our lentiviral-based gene therapies.

•

Build Global Infrastructure to Reach Patients Across the World. Lysosomal diseases afflict patients globally and we intend to continue building global infrastructure in order to provide treatment to patients around the world. We are currently conducting clinical trials across multiple geographies, including the United States, Canada and Australia, with plans to potentially expand to other geographies including Japan, Europe and Israel. We have established a global network of suppliers and contract manufacturing organizations, or CMOs.

•

Leverage Our Approach Beyond Our Initial Indications. We are initially developing gene therapies for the treatment of four different lysosomal diseases and believe that we will gain significant learnings and technical insights from these programs. We intend to leverage our technology and insights to treat a number of rare and non-rare diseases where we believe our lentiviral approach has transformative potential.

Our Approach

We develop therapies utilizing our ex vivo lentiviral-based gene therapy approach to transform a patient’s own cells into a drug product. Our gene therapies employ lentiviral vectors that are designed to result in stable integration of the desired genes in the chromosomes of the stem cells such that they are permanently maintained in the cell and can be reproduced as the cell divides. We focus on delivering our lentiviral-based gene therapies to patient-derived hematopoietic stem cells, which are primitive stem cells that develop into all types of blood cells, including white blood cells, red blood cells and platelets. To accomplish this, we harvest a patient’s hematopoietic stem cells and modify them ex vivo to add the equivalent of a functional copy of the gene that is defective in the target disease. We then infuse the modified cells back into the patient. Our gene therapies are designed to be administered to the patient as a one-time therapy following a TDM conditioning regimen.

We are initially focused on employing our approach to treat and potentially cure lysosomal diseases. These diseases have well-understood biologies, identified patient populations, established standards of care yet with significant unmet medical needs, and represent large markets with approximately $4.0 billion in worldwide net sales in 2019. We believe our ex vivo lentiviral-based gene therapy approach can be industrialized into a robust, scalable and, if approved, commercially viable process that will allow us to deliver our potentially curative therapies to patients across different geographies with these and other serious monogenic disorders.

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

•

Systemic Therapeutic Effect. Progeny cells circulate systemically and may migrate into tissues and therefore have the ability to provide therapeutic benefit to affected tissues and organs throughout the body. In addition, we believe that the busulfan conditioning regimen used in our plato platform has the potential to allow our gene therapies to cross the blood-brain barrier, a feature which may yield therapeutic benefit in diseases that have a central nervous system component.

•	Function cell correction. Lentiviral-based gene therapy has the potential to restore functional proteins in CD34+ stem cell daughter cells such as macrophages.
•

History of Safety in Precedent Third Party Clinical Trials. No instances of insertional oncogenesis or leukemogenesis from lentiviral vectors have been observed in clinical trials in which over 350 total patients have been treated.

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

Strategic Selection of Our Initial Indications

There are approximately 50 identified lysosomal diseases, which are characterized by an abnormal toxic build-up of substrates and their metabolites in the body’s cells. We are initially targeting Fabry disease, Gaucher disease, cystinosis and Pompe disease. Each of these diseases affects a meaningful number of patients, has a suboptimal standard of care with unmet medical need and, we believe, is appropriate for lentiviral-based gene therapy. We believe our approach addresses the shortcomings of existing therapies where patients’ disease continues to progress despite chronic dosing and that our approach has the potential to halt progression of these diseases.

Clinical proof of concept already exists for allogeneic bone marrow transplant in some lysosomal diseases, supporting the notion that transplantation of cells that produce normal enzyme can have clinical impact on disease. Experience with allogeneic bone marrow transplant in patients with Gaucher disease provides evidence to support our ex vivo gene therapy approach. Additionally, in cystinosis, transplant of human bone marrow and hematopoietic stem cells into a mouse model demonstrates proof of concept efficacy for transplant. Our ex vivo gene therapy approach allows patients to be their own cell donor, eliminating the need to find a matched bone marrow donor, while reducing the risk of complications related to the immunosuppression regimens required in allogeneic cell transplant in order to prevent both rejection and graft versus host disease.

Expanding the Utility of Lentiviral-Based Gene Therapy with TDM-Enabled Conditioning Regimen

A core part of our approach is to expand the use of lentiviral-based gene therapy to treat numerous diseases. We believe that we will be able to demonstrate durable effects in our targeted diseases utilizing a single myeloablative agent, busulfan, which we have transitioned to as part of implementing our plato platform. Busulfan is mildly immunosuppressive and is designed to be personalized to each patient using TDM to achieve the desired level of conditioning to allow for gene therapy administration while limiting complications. We believe our approach to conditioning has the potential for reduced short- and long-term toxicities and effective long-term engraftment. If realized, we believe these benefits may promote lentiviral-based gene therapy as a therapeutic option for less acutely severe diseases or diseases with approved therapies in which large unmet medical needs remain.

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

Since its first clinical use in 2003, lentiviral-based gene therapy has been observed to be well-tolerated in third parties’ clinical trials for rare diseases such as transfusion-dependent beta thalassemia, CALD, MLD, and ADA-SCID. Initially, the use of ex vivo lentiviral-based gene therapies was restricted primarily to the most severe diseases where the risks of the typical requirement for ablating the patients’ bone marrow had a clinically justifiable risk/benefit profile. To date, over 350 patients have been treated with lentiviral-based gene therapies in third parties’ and our rare disease clinical trials, and we believe the technology can be developed for other serious conditions based on a rigorous risk/benefit assessment. The ablation procedure, also known as the conditioning regimen, is typically an essential step in the ex vivo gene therapy treatment procedure and is administered prior to the gene therapy. The higher the level of conditioning, the greater the potential risk of more serious complications, such as veno-occlusive disease. However, we believe the risk of the more serious complications can be managed through utilization of TDM to enable careful titrating of exposure to the drug to a specific AuC. The conditioning regimen utilized as part of our plato platform includes TDM to assess how rapidly the individual patient metabolizes the conditioning agent so physicians can adjust the dose as needed, with a goal of minimizing side effects while maximizing the potential of durable engraftment. Such an approach could potentially allow the conditioning regimen to be performed during a limited hospital stay or potentially through an outpatient procedure, on a case-by-case basis as may be directed by the patient’s physician. We believe our approach, utilizing a single myeloablative conditioning agent, busulfan, coupled with TDM designed to titrate to a specific AuC, has the potential to extend the reach of our gene therapies to a broad range of diseases as first-line therapies. Our goal is to broaden the applicability of lentiviral-based gene therapy by initially targeting monogenic diseases with an identified gene, recognized biology and that could potentially benefit from the sustained systemic delivery of an active protein.

plato: Our Commercial-Scale Platform

Since forming our company, we have centered our efforts on developing first-line gene therapies, based on preceding academic approaches. While we believe these approaches have been adequate for our development programs to date, key to our strategy is to continuously improve our technology and production processes and to leverage these improvements across our gene therapies, if approved. Plato is designed to provide the foundation for the potential worldwide commercialization of our gene therapies. It is an ex vivo gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning using busulfan with TDM, which is designed to optimize safety and engraftment. These three process changes, or upgrades, were cleared by applicable regulatory bodies in the United States, Canada and Australia for use in the Phase 2 clinical trial of AVR-RD-01 for Fabry disease and the Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease. We intend to utilize the plato platform with these process changes for all future patients enrolling in our Phase 2 clinical trial of AVR-RD-01 for Fabry disease and our Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease.  We believe our plato platform may lead to better patient outcomes and will represent a significant advance in our industry towards achieving the quality and scale required for global commercialization of gene therapies.

Our plato platform is designed to feature:

•

Large scale vector production: We currently have manufacturing capabilities, through CMOs, at 200-liter bioreactor scale, with vector production capable of treating a substantial number of patients per year.

•

Global reach: Our automated, closed system for manufacturing is designed to allow for the flexible production of our gene therapies. The automated, closed manufacturing system is portable with proprietary AVROBIO algorithms which allow for efficient establishment of manufacturing capabilities in multiple geographies that can be expanded or adjusted as our global supply requirements evolve. We believe this approach will facilitate global manufacturing and shipping of our gene therapies, and will promote access to our products by patients and caregivers.

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

Next Generation Vector Technology

We utilize our core expertise in the development and optimization of lentiviral vectors to continuously improve the vectors used in our gene therapies. We have made and expect to continue to make enhancements to our lentiviral vectors to improve safety, efficacy and efficiency. For example, clinical trials of AVR-RD-01 have primarily utilized our original academic three-plasmid-produced lentiviral vector, which we refer to as LV1. In December 2019 we dosed the fourth patient in our ongoing Phase 2 clinical trial of AVR-RD-01 using our proprietary four-plasmid lentiviral vector, which we refer to as LV2, and expect to dose all future patients in this trial with LV2. Our goal is to employ vectors that are state-of-the-art and that can be produced in a cost-effective and scalable manner.

Automated, Closed Manufacturing System

Our team has significant experience in cell processing and commercial-scale cellular therapy manufacturing. We have developed and are implementing a detailed plan for more cost efficient and scalable manufacturing of our gene therapies. In contrast to a number of other gene therapy companies that have not developed their commercial scale plans from the outset, we have executed on our plans to move to a closed suspension bioreactor system for vector production, as well as a closed, automated system for manufacturing our gene therapy product. Our move to a closed, automated manufacturing system was completed in 2019 as part of implementing upgrades from our plato platform, and in December 2019 the fourth patient in our ongoing Phase 2 clinical trial of AVR-RD-01 was dosed using the closed, automated manufacturing system. We believe our plato platform features the first automated, closed manufacturing system in CD34+ gene therapy.

Our manufacturing approach is intended to allow for the production of drug product using relatively small, self-contained devices, which may reduce our reliance on large traditional clean rooms that are expensive to establish and maintain. We believe our manufacturing approach may result in greater flexibility in the location of manufacture and help to control costs associated with traditional manufacturing. In addition, we believe our automated manufacturing process may reduce operator error and yield greater consistency and less variability in the manufactured drug product.

We currently have a CMO partner for the production of our cellular drug product in Australia and we have established two CMO partners in the United States who are currently preparing for production with cGMP-readiness for AVR-RD-01 and AVR-RD-02. We also are in the process of establishing a CMO partnership in Europe.

Optimization of Conditioning Regimen

The conditioning regimen that we have historically employed utilizes melphalan, a common chemotherapy drug, to ablate the patient’s bone marrow. As part of the upgrades to our plato platform, we have transitioned to utilizing busulfan, another chemotherapy drug, that has been in use since the 1950’s. Busulfan is indicated for use in combination with cyclophosphamide as a conditioning regimen prior to allogeneic stem cell transplantation for chronic myeloid leukemia. Busulfan is routinely used in conditioning regimens before allogeneic stem cell transplantations for both malignant and non-malignant conditions. It has also been used as a single-agent, or in combination with an immunosuppressive agent, such as cyclophosphamide, in conditioning regimens prior to ex vivo gene therapy transplants.

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

We are aware that there have been cases of therapy-related myelodysplastic syndrome, or t-MDS, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with pre-existing cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. However, we have reviewed over 700 published cases of busulfan exposure preceding bone marrow transplant, hematopoietic cell transplant, or ex-vivo gene therapy for non-malignant indications, of which 648 were from peer-reviewed literature. Of the 648 busulfan exposures reported in peer-reviewed literature, none of the cases reported t-MDS. Of the 67 exposures reported in non-peer-reviewed published abstracts, 66 reported no cases of t-MDS resulting from busulfan exposure, and in one case it was reported that a patient developed t-MDS. In that case, which has not yet been peer-reviewed, busulfan treatment was posited to be a contributing factor. We believe that due to the presence of other confounding factors in the patient, the cause of that patient’s t-MDS has not been conclusively determined. In the future we may also utilize molecular cytogenetic screening to further reduce such risks to patients.

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

The fourth patient in our Phase 2 trial of AVR-RD-01 for Fabry disease received a precision dosing conditioning regimen with busulfan as part of the plato platform, while the first patient in the Phase 1/2 trial of AVR-RD-04 for cystinosis received busulfan but not as part of the plato platform.  In February 2020 we announced that these two patients both had rapid neutrophil and platelet count recovery, with a trajectory that was similar to the patients who enrolled earlier in the trials of AVR-RD-01 and who received a melphalan conditioning regimen. Side effects, which included nausea, mucositis, fever, rash and hair loss, developed eight to 10 days after dosing with busulfan and then resolved quickly.

Initial plato Data

In December 2019, we announced that the first patient had been dosed using our plato platform, who is the fourth patient dosed in our ongoing Phase 2 clinical trial of AVR-RD-01. The figures below, which we presented in February 2020, summarize the enzyme activity, VCN and transduction efficiency measurements of the drug product produced with our plato platform for the fourth patient in the Phase 2 trial of AVR-RD-01 for Fabry disease, as compared to the same individual values and mean of such values observed in the drug product for the first three patients in the same trial, each of whom were dosed prior to our implementation of the plato platform. We refer to the Phase 2 trial of AVR-RD-01 as FAB-201.

Note: 0.1 VCN is indicative of approx. 5-10% of all nucleated circulating blood cells having an average of 1-2 copies of the transgene

The figure below summarizes the in vivo plasma enzyme activity for all four patients in our Phase 2 clinical trial of AVR-RD-01, measured as of one-month post-treatment.

The investigational drug product used to dose the first patient in the AVR-RD-04 program for cystinosis, which was produced at the University of California, Los Angeles and included a four-plasmid vector but not our proprietary LV2 vector or plato’s automated manufacturing process, exhibited a drug product VCN of 2.1 and a transduction efficiency of 76.0%. The investigational drug product and VCN assay are different for each trial.

Advantages of Our Approach over Existing Therapies

We believe our gene therapy solutions offer several potential advantages over existing therapies for lysosomal diseases, including:

•

Curative Impact That Has The Potential to Halt or Reverse Disease Progression. Existing ERTs for Fabry, Gaucher and Pompe and oral therapies for cystinosis provide some therapeutic benefit to patients. However, because of their suboptimal pharmacokinetics, these ERTs only transiently increase plasma enzyme levels and the therapies for cystinosis require multiple doses throughout the day. In contrast, our lentiviral-based gene therapies are designed to enable the body to constantly produce the functional enzyme or other protein. This can potentially halt pathological damage and, depending on the targeted indication and organ system, may even reverse disease progression. Our lentiviral-based gene therapies may provide potentially curative treatment to patients. This concept is illustrated in the graphs below.

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

•

Reduced Treatment Cost Over a Patient’s Lifetime. Existing ERTs and oral therapies can cost millions of dollars over a patient’s lifetime because these therapies require frequent doses of expensive treatments to manage symptoms. Our single-dose gene therapies are designed to replace the costly chronic intravenous and oral therapies that are the current standard of care for patients with lysosomal diseases.

AVR-RD-01, Our Gene Therapy for Fabry Disease

We are developing AVR-RD-01 for the treatment of Fabry disease. We manufacture AVR-RD-01 from stem cells that are first harvested from the patient, modified to add the gene that encodes for AGA, and then infused into the patient. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a company-sponsored Phase 2 clinical trial. A total of nine patients have been dosed across both trials as of March 6, 2020.

Disease Overview

Fabry disease is a rare lysosomal disease associated with significant morbidity and early mortality. It is caused by a gene defect that causes a deficiency of AGA, which breaks down a particular type of fat in the body’s cells known as globotriaosylceramide, or Gb3. As Gb3 and other related substrates increase in patients with Fabry disease, these become toxic to the patient’s cells. Gb3 and other glycosphingolipids accumulate and result in damage to the kidneys, heart and brain. Accumulation of Gb3 in tissues such as the heart and the vascular system can lead to life threatening vascular blockages and thus stroke and heart attacks. In addition, high levels of Gb3 substrate accumulation in the kidney can cause kidney failure. Gb3 can also accumulate in other tissues, such as the nervous system where it leads to debilitating pain. Due to end-stage renal disease and other life-threatening complications associated with Fabry disease, the average life expectancy in affected males is approximately 58 years of age.

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

Limitations of Current Therapies

Fabry disease is primarily treated with periodic infusions of ERT consisting of AGA enzyme over the patient’s lifetime. The most commonly prescribed ERTs for Fabry disease are Fabrazyme, marketed by Sanofi Genzyme, and Replagal, marketed by Shire, which was acquired by Takeda Pharmaceutical Company Ltd. In 2019, Fabrazyme and Replagal generated worldwide net sales of approximately €813 million euros and ¥50 billion Japanese yen, respectively. The annual average cost to the healthcare system per patient prescribed Fabrazyme in the United States is approximately $320,000. In addition, because ERTs are not curative and only slow, but do not halt, the progression of disease, patients deteriorate and the healthcare system incurs significant costs associated with recurring medical interventions.

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

Our Solution

We are developing AVR-RD-01 to halt or reverse disease progression and potentially cure patients with Fabry disease with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-01 is a lentiviral-based gene therapy that contains a codon-optimized human gene and is designed to maximize the likelihood of sustained AGA production by hematopoietic stem cells and their progeny.

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

•

Mutation Independent. AVR-RD-01 is designed to increase plasma and leukocyte AGA levels in a patient’s cells, regardless of which of the more than 1,000 specific mutations underlie the patient’s disease.

Ongoing Multicenter Investigator-Sponsored Clinical Trial

In an ongoing Phase 1 clinical trial of AVR-RD-01 being conducted by the University Health Network, or UHN, and sponsored by Fabry Disease Clinical Research and Therapeutics, or FACTs, at three centers in Canada, a total of five patients with Fabry disease who have been treated with ERT for at least six months have been enrolled, and enrollment is complete. The protocol for this clinical trial originally provided that ERT for these patients would be suspended one month prior to receiving AVR-RD-01 and then resumed one month after the AVR-RD-01 treatment and continued at bi-weekly intervals. The trial protocol was subsequently amended to allow the investigator team, at their discretion, to discontinue ERT six months after treatment with AVR-RD-01.  Three of the five patients in the clinical trial have discontinued the regular bi-weekly treatments with ERT and all three remain off ERT as of March 6, 2020.

The primary goal for this clinical trial is to assess the safety and toxicity of AVR-RD-01 as measured by the frequency or severity of clinically notable abnormal vital signs and laboratory values and the frequency or severity of treatment-related adverse events. The safety of our initial, academic-based conditioning regimen is also being assessed in this clinical trial.

A secondary objective for this clinical trial is to obtain preliminary efficacy signals of AVR-RD-01 therapy as assessed by AGA enzyme activity. Plasma and leukocyte AGA enzyme activity derived from administration of ERT decreases rapidly after administration with no residual plasma or leukocyte activity remaining approximately one day after treatment. To evaluate the ability of AVR-RD-01 to increase enzyme activity, the level of AGA activity was assessed in a patient immediately prior to the administration of the patient’s next dose of ERT, when limited or no plasma or leukocyte AGA activity from previously-administered ERT dose would be expected.

All five patients in this clinical trial have been dosed. To date, the treatment was generally well-tolerated with no serious adverse events, or SAEs, related to the study drug. In addition, in all five patients, all of whom are males with classic Fabry disease, the level of plasma and leukocyte AGA enzyme activity began to rise after infusion. In each of the patients for whom data is available up to 12 months or later, plasma and leukocyte AGA enzyme activity was observed to increase from nearly undetectable levels before treatment to a peak within six months after treatment, followed by a decline and trending to stabilize to levels above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml. We believe that the steep initial increase reflects AGA enzyme activity from the early progeny of the transduced stem cells, while the subsequent decline and stabilization in AGA enzyme levels reflect a shift from short term progenitor cells towards the gradual secretion of AGA enzyme by long-term engraftment cells that become more predominant over time.

AGA Enzyme Activity

As of 32 months after receiving AVR-RD-01, the first patient’s plasma and leukocyte AGA enzyme activity levels continued to be above the range for males with classical Fabry disease. Based on the level of endogenously produced enzyme activity, at the 18-month follow-up visit for this patient, the investigator team for the trial made a clinical decision to discontinue the bi-weekly ERT and the patient remains off ERT as of 32 months post-treatment with AVR-RD-01. Additionally, the third and fourth patients in this clinical trial discontinued ERT one month prior to receiving AVR-RD-01 and voluntarily elected not to resume ERT. These patients remain off ERT as of 15 and 12 months post-treatment with AVR-RD-01, respectively. The second and fifth patients have elected to continue receiving concurrent ERT.  Plasma and leukocyte AGA enzyme activity levels in all five patients remained above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml, as of 32 months, 24 months, 15 months, 12 months and six months after treatment, respectively. We believe these results, particularly from the patients in the trial with longer-term AGA data points reported, support the potential of AVR-RD-01 to drive functional enzyme production for long durations.

The following graphs present the plasma and leukocyte AGA activity data following AVR-RD-01 treatment in all five patients over various points in time.

Phase 1: Leukocyte and Plasma AGA activity* post-AVR-RD-01 treatment

*	For patients on ERT, enzyme activity is measured at trough, where applicable.

Note: Dotted line illustrative only.

Lyso-Gb3 Levels

The substrate, Gb3, and its toxic metabolite, known as lyso-Gb3, are considered surrogate markers for disease activity and treatment response for Fabry disease. In the case of ERT-naïve patients and patients who have discontinued ERT, we believe that reductions in Gb3 levels following treatment with gene therapy are likely driven by the therapeutic effect of gene therapy. In four of the five patients in the Phase 1 clinical trial of AVR-RD-01, we have observed plasma lyso-Gb3 at levels post-treatment that are lower than the levels observed when the patient received only ERT prior to administration of AVR-RD-01, which we refer to as baseline ERT levels. We define baseline ERT for these Phase 1 patients as the mean of the plasma lyso-Gb3 values reported prior to initiating mobilization. Based on the latest available efficacy data, these four Phase 1 patients exhibited reductions in plasma lyso-Gb3 levels ranging between 26% and 47% compared to their baseline ERT levels. With respect to the fourth patient, who discontinued ERT six months following administration of AVR-RD-01, we observed an initial decline in plasma lyso-Gb3 levels through six months post-treatment compared to baseline ERT, and a 23% increase in plasma lyso-Gb3 levels at twelve months post-treatment compared to baseline ERT. This patient’s plasma lyso-Gb3 levels remain within the range for the Fabry disease patients on ERT observed in this Phase 1 clinical trial.

The following graphs present the plasma lyso-Gb3 data following AVR-RD-01 treatment in all five patients over various points in time, as well as each patient’s ERT status and the change in plasma lyso-Gb3 levels from baseline.

Phase 1: Plasma lyso-Gb3 levels and ERT status post-AVR-RD-01 treatment

Vector Copy Number

VCN, which is expressed as VCN per diploid genome, refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell, and is another measure that can be used to help assess the durability of a gene therapy. We believe that different diseases may require varying levels of VCN based on the underlying condition, and therefore VCN measurements across different diseases should be assessed separately. For example, a VCN of 0.1 may represent 5% to 10% of all nucleated circulating blood cells carrying one to two copies of the inserted gene, which we believe may be sufficient to result in clinically meaningful AGA enzyme activity in the case of Fabry disease, as suggested by our preliminary interim data from our ongoing clinical trials of AVR-RD-01.

The following graph presents the VCN data following AVR-RD-01 treatment in all five patients over various points in time, as well as the VCN of the drug product produced for each patient.

Phase 1: Average VCN* in Nucleated Blood Cells post-AVR-RD-01 treatment

*	Average VCN refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell, for a given cell population.

Safety

Preliminary safety data indicate AVR-RD-01 was generally well-tolerated with no SAEs related to the study drug. Adverse events, or AEs, were consistent with expectations for the melphalan conditioning regimen prescribed by the study protocol. As of the most recent safety cut-off date of November 26, 2019, there were 130 AEs reported, 115 of which were assessed by the investigator as being possibly, probably or definitely related to protocol treatment or procedures (which includes apheresis, stem cell transplant procedure, blood draws, insertion of central catheters, drugs used for mobilization of stem cells and/or conditioning, and the drug product).  Two SAEs were reported through the safety data cut-off date of November 26, 2019, which included one report of Grade 3 febrile neutropenia and one report of Grade 2 thrombophlebitis, each occurring following the conditioning regimen and treatment with AVR-RD-01. Both SAEs have subsequently resolved.  One event, the development of a left thigh mass, was originally reported as an SAE but has now been considered by the study investigator as not serious and has resolved in the patient.  No new AEs have been reported for the first patient since January 17, 2018, the second patient since May 9, 2018, the third patient since August 6, 2018, the fourth patient since August 6, 2018 or the fifth patient since August 2019. In addition, investigators observed a temporary suppression of absolute neutrophil counts and platelets, which is an expected consequence of the conditioning regimen. These decreases were transient and not associated with any negative long-term impact on the patients. Neutrophil and platelet counts recovered after dosing. Because this clinical trial is ongoing, safety data are preliminary and subject to change. Subsequent to November 26, 2019, we have not been notified by the investigators in this clinical trial of any suspected SAEs related to the study drug.

Pre-existing low anti-AGA antibody titers have been detected in four patients in the Phase 1 trial. We believe none of these are of clinical relevance.

Phase 2 Multinational Clinical Trial

We are sponsoring an open label, multinational Phase 2 clinical trial of AVR-RD-01. This study was initiated in June 2018 in Australia and enrollment in this Phase 2 clinical trial is ongoing. Eight to 12 treatment-naïve males, 16 to 50 years old, with Fabry disease are expected to be enrolled in this trial. Our objectives for this trial are to assess safety and efficacy as measured by multiple indicators, such as AGA enzyme activity, Gb3 and lyso-Gb3 levels in blood and various tissues, kidney and cardiac function, gastrointestinal symptoms, and pain and quality of life scores. All enrolled patients will receive a single treatment with AVR-RD-01 and will be followed for 48 weeks to measure safety and efficacy.  We have opened two U.S. sites for our ongoing Phase 2 clinical trial and are actively recruiting potential patients for our sites in Australia, Canada and the United States. We are also engaged in discussions with the Pharmaceuticals and Medical Devices Agency, or PMDA, regarding potential future clinical development of AVR-RD-01 in Japan.

As of March 6, 2020, four patients have been dosed in the Phase 2 clinical trial. For the fourth patient, we transitioned the lentiviral vector from LV1 to our optimized proprietary LV2 from our plato platform. All future patients in this clinical trial will be dosed using the plato platform, which we believe will further improve the efficacy and further enhance the safety of our lentiviral-based gene therapy. Because the transition to LV2 only impacts the ex vivo cell transduction process, and not the actual AGA enzyme that is produced by the transduced cells, or drug product, we believe this transition will be supported with in vitro comparability studies.

Kidney Biopsy

The primary efficacy endpoint of our Phase 2 clinical trial is the change from baseline in the average number of Gb3 inclusions per peritubular capillary, or PTC, as measured in a patient kidney biopsy one year (48 weeks) after treatment with AVR-RD-01.  Gb3, also referred to as GL-3, is a type of fatty substrate that builds in the cells of Fabry patients, resulting in damage to organs such as kidneys and heart. PTCs, also referred to as kidney interstitial capillaries, or KICs, in Fabry clinical trials, convey blood after filtration in the glomeruli, enabling the blood to eventually exit the kidney and return to the circulatory system.  In July 2019, we announced that the first patient in our Phase 2 clinical trial, who had not previously received ERT, exhibited a reduction from an average of 3.55 Gb3 inclusions per PTC at baseline to an average of 0.47 inclusions per PTC one year after administration of AVR-RD-01, representing an 87% reduction and a numerical decrease of 3.08. The following figure illustrates this decrease in average Gb3 inclusions per PTC for this patient.

Phase 2: Patient 1 exhibited 87% substrate reduction in kidney biopsy

Baseline: The last available, non-missing observation prior to AVR-RD-01 infusion

Note: With respect to Fabry disease clinical trials, Gb3 inclusions per PTC is interchangeable with GL-3 inclusions per KIC

Lyso-Gb3 Levels

The first patient in our Phase 2 trial had an 87% reduction in plasma lyso-Gb3 levels as of eighteen months post-treatment with AVR-RD-01, and the third patient had a plasma lyso-Gb3 reduction of 52% as of six months post-treatment with AVR-RD-01. Plasma lyso-Gb3 data are also available for the second patient in the Phase 2 trial, up to twelve months post-treatment with AVR-RD-01. This patient has an N215S genotype, which is associated with a late-onset cardiac variant phenotype and does not typically result in Gb3 accumulation in the kidney or skin. Accordingly, this patient’s skin and kidney biopsy had low levels of plasma Gb3 and lyso-Gb3 at all measurements, including at baseline. Although we expect that data obtained from this patient will not provide meaningful insight on the efficacy endpoints in our Phase 2 clinical trial, including kidney and skin biopsies, there may be other important insights derived from data collected from this patient in the Phase 2 clinical trial.

The following table presents the plasma lyso-Gb3 data following AVR-RD-01 treatment in the first and third patients of the Phase 2 trial.

Phase 2: Patient 1 Plasma lyso-Gb3 reductions post-AVR-RD-01 treatment

Phase 2: Patient 3 Plasma lyso-Gb3 reductions post-AVR-RD-01 treatment

AGA Enzyme Activity

In the first two patients in our Phase 2 clinical trial, for whom data is available out to 18 and 12 months, respectively, plasma and leukocyte AGA enzyme activity was observed to increase from nearly undetectable levels before treatment to a peak within three months after treatment, followed by a decline and trending to stabilize to levels above the range for males with Fabry disease, defined as less than 1 nmol/hr/ml. The third patient in the Phase 2 trial exhibited a rapid increase in plasma and leukocyte AGA enzyme activity from nearly undetectable levels before treatment to a peak within the first seven days after treatment in the case of plasma enzyme activity and within the first 14 days after treatment in the case of leukocyte enzyme activity, followed by a decline and subsequent increase observed at month six.  Similar to the results observed in the investigator-led Phase 1 trial of AVR-RD-01, we believe that the steep initial increase reflects AGA enzyme activity from the early progeny of the transduced stem cells, while the subsequent decline and stabilization in AGA enzyme levels reflect a shift from short term progenitor cells towards the gradual secretion of AGA enzyme by long-term engraftment cells that become more predominant over time.

The following graphs present the plasma and leukocyte AGA activity data following AVR-RD-01 treatment in the first, second and third patients of the Phase 2 trial.

Phase 2: Patient 1 Leukocyte and Plasma AGA activity post-AVR-RD-01 treatment

Phase 2: Patient 2 Leukocyte and Plasma AGA activity post-AVR-RD-01 treatment

Phase 2: Patient 3 Leukocyte and Plasma AGA activity post-AVR-RD-01 treatment

Skin Biopsy

Skin biopsies have been performed on the first three patients in the Phase 2 trial and evaluated by two independent blinded readers using a standard scoring system for Gb3 accumulation and clearance. The scoring system has a range of zero to 3, with a score of zero representing none or trace accumulation, and a score of 3 representing severe accumulation. At six and 12 months post-treatment with AVR-RD-01, skin biopsy assessment revealed that the first patient achieved a substantial reduction in substrate inclusions in capillary endothelium of the skin. This patient scored a 3 at baseline, a 2 at six months after treatment with AVR-RD-01 and a one at 12 months post-treatment with AVR-RD-01.  The second patient in the Phase 2 trial, whose cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney and skin, scored a zero at baseline and at six months post-treatment with AVR-RD-01. The third patient in the Phase 2 trial scored a 2 at baseline and a 2 at six months post-treatment with AVR-RD-01.

Vector Copy Number

The first three patients in our Phase 2 clinical trial have exhibited consistent VCN trends following administration of AVR-RD-01.  The graph below presents the VCN data in the first three patients of our Phase 2 clinical trial following dosing and at subsequent measurement points. For the fourth patient in our Phase 2 clinical trial of AVR-RD-01, who was dosed in December 2019 with our plato platform, nucleated blood cell VCN is not yet available. However, the VCN measurement of the drug product produced for this patient was 1.6.

Phase 2: Patient 1 Average VCN* in Nucleated Blood Cells post-AVR-RD-01 treatment

Phase 2: Patient 2 Average VCN* in Nucleated Blood Cells post-AVR-RD-01 treatment

Phase 2: Patient 3 Average VCN* in Nucleated Blood Cells post-AVR-RD-01 treatment

*	Average VCN refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell, for a given cell population.

Kidney and Cardiac Function

Secondary endpoints of our Phase 2 trial include measurements of kidney function, as measured by estimated glomerular filtration rate, or eGFR, and measured glomerular filtration rate, or mGFR, as well as measures of cardiac function, as assessed by Left Ventricular Mass Index, or LVMI. eGFR is determined using the Chronic Kidney Disease Epidemiology Collaboration, or CKD-EPI, formula and mGFR is determined using plasma clearance of iohexol. The left ventricular mass, or LVM, is assessed by cardiac magnetic resonance imaging, or cardiac MRI, which is an imaging technology that enables non-invasive assessment of the function and structure of the heart. In general, for a patient with Fabry disease, an increase over time in LVM could potentially be expected. Improving patient outcomes by slowing or halting the progression of organ damage is a key mission of our Company and our investigational gene therapy programs. Interim data-to-date in the first two patients in our Phase 2 trial indicates kidney and cardiac functions have been stable and in the normal range at one year following administration of AVR-RD-01 investigational gene therapy. In the case of the first patient in our Phase 2 clinical trial, a 9.9% reduction in LVM was observed from baseline to one year post-treatment with AVR-RD-01.  In the case of the second patient, a 1.7% increase in LVM was observed from baseline to one-year post-treatment.

Safety

Preliminary safety data from the ongoing Phase 2 study indicates that AVR-RD-01 was generally well-tolerated in all patients enrolled in the study.

As of the safety cut-off date of November 26, 2019, there were 98 non-serious AEs reported, none of which were deemed by the investigator to be possibly, probably, or definitely related to drug product. AEs in this study can be assigned to more than one causality assessment.

As of November 26, 2019, of the non-serious AEs, nine were related to study procedures, 50 were related to the medication used in the conditioning regimen, one was related to G-CSF/plerixafor, 16 were related to an underlying disease, and 22 were related to other causes.

As of November 26, 2019, four SAEs were reported, one pre-treatment and three post-treatment. No events were related to AVR-RD-01, and two events were related to the conditioning regimen. A fifth SAE, which was not related to AVR-RD-01, was reported for the fourth patient in the Phase 2 clinical trial, who was dosed after the safety cut-off date of November 26, 2019. Because this clinical trial is ongoing, safety data are preliminary and subject to change.

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

The second patient experienced a post-treatment SAE of drug-induced dermatosis seven days post-dosing. The rash was described as small, raised red bumps and were not painful. The patient was treated with hydrocortisone cream, and the rash resolved as of December 26, 2018. The patient was discharged from the hospital in less than 24 hours. In the opinion of the investigator, the relationship of the SAE to the procedure was not applicable and the relationship to stem cell mobilization, conditioning regimen and AVR-RD-01 was unknown.

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

The fourth patient experienced a post-treatment SAE of non-neutropenic fever on January 25, 2020, 17 days post-dosing. The patient was admitted to the hospital with a sore throat, erythematous tonsillar pillars with slight exudate, and a temperature of 38.0°C.  The patient was seen at the clinical site with improvement of mucositis and a normal temperature on January 13, 2020, twenty-five days post-treatment. In the opinion of the investigator, the relationship of the SAE to the conditioning regimen was possible and the relationship to stem cell mobilization and AVR-RD-01 was unrelated.

In addition to the above, each of the Phase 2 patients experienced a temporary suppression of absolute neutrophil counts and platelets, which is an expected consequence of the conditioning regimen.

AVR-RD-04, Our Gene Therapy for Cystinosis

Together with UCSD, we are developing CTNS-RD-04, which we refer to as AVR-RD-04, for the treatment of patients with cystinosis. AVR-RD-04 is manufactured from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for cystinosin, and then infused into the patient.  AVR-RD-04 is currently being studied by our collaborators at UCSD in a Phase 1/2 investigator-sponsored clinical trial. In October 2019 we announced that the first patient had been dosed with AVR-RD-04, and in February 2020 we announced initial clinical data for that patient.

Disease Overview

Cystinosis is a rare, genetic, autosomal recessive, lysosomal disease caused by the accumulation of the amino acid cystine that is produced in the lysosomes of cells as the result of protein degradation. Cystine is normally transported through the lysosomal membrane to the cytosol where it is reutilized after its transformation to cysteine. In cystinosis, cystine accumulates inside the lysosomes because of a defect in the gene that encodes cystinosin, a protein that transports cystine across the lysosomal membrane. Cystine is poorly soluble and forms crystals as its concentration increases. These crystals build up and cause complications in many organs and tissues. The kidneys and eyes are especially vulnerable to damage, and the muscles, thyroid, pancreas and testes may also be affected.

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

Limitations of Current Therapies

Cystinosis is currently treated with two oral formulations of cysteamine that enter the lysosome and stimulate the breakdown of cystine into products that do not require the cystinosin protein to be transported. Oral treatment can delay the development of kidney failure by six to ten years if it is started at a very early age, however it cannot prevent kidney failure or the development of other complications, such as the formation of cystine crystals in the cornea. The approved oral therapies for cystinosis are Procysbi (delayed release cysteamine bitartrate), marketed by Horizon Orphan and Cystagon (cysteamine bitartrate) marketed by Mylan and Recordati S.p.A. In 2019, Procysbi generated worldwide net sales of approximately $162 million. The annual average cost to the healthcare system per patient prescribed Procysbi in the United States is between approximately $625,000 and $750,000.

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

Ongoing Phase 1/2 Clinical Trial

In the Phase 1/2 clinical trial of AVR-RD-04 that is being conducted by our collaborators at UCSD, six patients with cystinosis who are currently being treated with cysteamine will be enrolled. The clinical trial’s primary endpoints are safety and tolerability, assessed for up to two years after treatment, as well as preliminary efficacy as measured by changes in cystine levels in granulocytes. Secondary endpoints to assess preliminary efficacy include change from baseline in cystine levels in rectal mucosa as well as cystine crystal counts in the cornea and skin. These secondary efficacy endpoints will also be evaluated through clinical tests of kidney function, ophthalmologic measures, muscle strength, pulmonary function and neurological and psychometric function, as well as through patient-reported outcomes and assessments of health-related quality of life. The study drug utilized in this trial will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this investigator-sponsored clinical trial.

In February 2020, we announced initial clinical data for the first patient in the clinical trial of AVR-RD-04.

Vector Copy Number and Granulocyte Cystine Levels

The first patient in the Phase 1/2 clinical trial exhibited a VCN of 2.0 three months post-treatment with AVR-RD-04. VCN, which is expressed as VCN per diploid genome, refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell and is another measure that can be used to help assess the durability of a gene therapy. We believe that different diseases may require varying levels of VCN based on the underlying condition, and therefore VCN measurements across different diseases should be assessed separately.

One of the primary endpoints of the Phase 1/2 clinical trial is the change in the average level of cystine in granulocytes from baseline to up to two years post-treatment with AVR-RD-04. The first patient in the Phase 1/2 clinical trial exhibited granulocyte cystine levels of 1.5 nmol half cystine per milligram three months post-treatment with AVR-RD-04 as compared to the baseline value of 7.8. The patient’s baseline value was measured two weeks after discontinuation of cysteamine treatment and prior to initiating mobilization. As the Phase 1/2 clinical trial progresses, we expect to identify clinically meaningful measures, such as renal function, polyuria and crystal levels in the cornea and photophobia.

Secondary Endpoints

Secondary endpoints of the Phase 1/2 clinical trial include measurements of kidney function and levels of cystine in the skin. These endpoints are not a comprehensive set of the secondary endpoints in the Phase 1/2 clinical trial and only reflect the data available to us as of three months following treatment with AVR-RD-04.

Assessment of kidney function includes measurements of eGFR and serum creatinine, or sCR. eGFR is determined using the CKD-EPI formula and sCR is measured as part of the comprehensive metabolic panel. The first patient in the Phase 1/2 clinical trial exhibited an sCR value of 2.1 mg/dL three months post-treatment with AVR-RD-04 as compared to a baseline value of 2.2 mg/dL, and an eGFR value of 40 mL/min/1.73m2 three months post-treatment as compared to a baseline value of 38 mL/min/1.73m2.

Levels of cystine in the skin are measured with in vivo confocal microscopy, or IVCM, on two separate areas of the skin: behind the ear and in a location determined by the treating physician. The two measurements are analyzed and quantified with 3D Image-Pro software and averaged. The first patient in the Phase 1/2 clinical trial exhibited a 32% reduction from baseline in skin cystine levels measured three months post-treatment with AVR-RD-04. The baseline measurement and three month data were obtained using IVCM. In addition, levels of cystine crystals in the skin will be measured using optical coherence tomography. These various skin measurements are considered experimental methodologies and will require additional study to determine their validity and significance.

Other Measurements

24-hour urine volume is measured by the total volume of urine produced in a 24-hour period as compared to a baseline 24-hour measurement taken prior to administration of AVR-RD-04. We believe this measurement may be suggestive of change in kidney function. At three months post-treatment with AVR-RD-04, the first patient in the Phase 1/2 clinical trial exhibited a 37% reduction from baseline in 24-hour urine volume.

Safety

As of the safety cut-off date of January 27, 2020, interim clinical data for the first patient dosed in the Phase 1/2 clinical trial appear to indicate that the AVR-RD-04 investigational gene therapy has been generally well tolerated with no unexpected safety events identified. No SAEs were reported as of the safety data cut-off date of January 27, 2020. A total of 22 AEs were reported as of the safety cut-off date of January 27, 2020, nine of which were moderate and 13 of which were mild. All reported AEs were consistent with expectations for the underlying disease and conditioning regimen prescribed by the study protocol. There have been no reports of safety events attributed to the AVR-RD-04 drug product.

AVR-RD-02, Our Gene Therapy for Gaucher Disease

We are developing AVR-RD-02 for the treatment of Type 1 Gaucher disease. We plan to manufacture AVR-RD-02 from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for glucocerebrosidase, or GCase, and then infused into the patient. Patient enrollment has commenced for the Phase 1/2 clinical trial of AVR-RD-02 in patients with Type 1 Gaucher disease, and we expect to dose the first patient in the second quarter of 2020. In January 2020, we announced that we received notice of clearance from the FDA regarding an IND application for AVR-RD-02. This announcement followed receipt of FDA orphan drug designation status for AVR-RD-02 and enables us to expand the Phase 1/2 clinical trial in Gaucher disease to the United States, supported by our plato platform.   The Phase 1/2 clinical trial for AVR-RD-02 is actively recruiting in Australia and Canada, with additional sites planned in the United States.

Disease Overview

Gaucher disease is a rare, autosomal recessive, lysosomal disease caused by a hereditary deficiency of functional GCase, an enzyme responsible for degrading glucocerebroside, a cell membrane building block, into glucose and lipids within lysosomes of cells. In patients with Gaucher disease, the recycling of glucocerebroside from the breakdown of old red and white blood cells is inhibited, leading to its accumulation in macrophages. These abnormal macrophages, known as Gaucher cells, accumulate in multiple organs, particularly the liver, spleen and bone marrow.

Gaucher disease is one of the most common lysosomal diseases. It is diagnosed in approximately one in 44,000 births worldwide and is more prevalent in certain ethnic groups, such as people of Ashkenazi Jewish heritage. Approximately 90% of patients suffering from Gaucher disease in western countries have Type 1 Gaucher disease, which manifests as multiple morbidities including enlargement of the spleen and liver, low red blood cells, or anemia, low platelet count, or thrombocytopenia, and bone abnormalities including bone pain, fractures and arthritis. Bruising, risk of bleeding and fatigue are common due to the thrombocytopenia and anemia. Compared with the general population, patients with Type 1 Gaucher disease have an approximately 20-fold increased risk of developing Parkinson’s disease. Type 1 Gaucher disease does not have manifestations of central nervous system symptoms.

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

Both ERTs and oral therapies for Gaucher impose significant costs on the healthcare system. In the United States, the annual average cost to the healthcare system per patient prescribed Cerezyme or VPRIV is between approximately $325,000 and $400,000. The annual average cost to the healthcare system per patient prescribed Cerdelga is approximately $262,500. In 2019, Sanofi Genzyme’s Cerezyme and Cerdelga together generated worldwide net sales of €914 million euros and Takeda’s VPRIV generated worldwide net sales of approximately ¥37.1 billion Japanese yen.

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

Phase 1/2 Clinical Trial

We have initiated a Phase 1/2 clinical trial of AVR-RD-02 in patients with Type 1 Gaucher disease.  Patient enrollment has commenced in the Phase 1/2 clinical trial, and we expect to dose the first patient in the second quarter of 2020. This clinical trial is actively recruiting in Australia and Canada, with additional sites planned in the United States.  Our initial clinical trial will be an adaptive trial that will include both treatment-naïve patients and patients that are currently stable on ERT. We intend to enroll eight to 16 patients, between the ages of 16 and 35, with Type 1 Gaucher disease. Patients currently prescribed ERT will cease treatment throughout the clinical trial. All enrolled patients will receive a single treatment with AVR-RD-02 and will be followed for 52 weeks to measure safety and efficacy. We intend to utilize our plato platform for all patients enrolling in our Phase 1/2 clinical trial of AVR-RD-02. Our efficacy endpoints for this clinical trial will include measures of clinical efficacy, such as liver and spleen volumes, hemoglobin, platelet counts, bone pain and bone density measures along with other blood markers used in Gaucher disease.

Preclinical Data

AVR-RD-02 is based on extensive preclinical work from our collaborators at Lund University and leverages findings published in 2015 in Molecular Therapy which concluded that, in a Gaucher disease mouse model, a lentiviral-based gene therapy containing the gene for GCase could prevent the development and reverse clinically relevant signs of the disease.

In preclinical studies, a mouse model of Type I Gaucher disease exhibited increased glucocerebroside levels in the clinically-relevant tissues, the bone marrow, spleen and liver, and mimicked many of the same symptoms seen in patients such as an enlarged spleen. These preclinical studies assessed glucocerebroside levels, Gaucher cell infiltration, and spleen volume in the mouse model over 20 weeks following treatment with mouse bone marrow cells transduced with the clinical vector, which we refer to as mAVR-RD-02. The vector used in this preclinical study of mAVR-RD-02 was an academic vector of similar design to LV2, but also included a marker gene to enable tracking of the transduced cells in vivo. This marker gene was removed as it is not required in the clinic, and the transgene encoding functional glucocerebrosidase was inserted into the LV2 backbone.

When mice with established disease were treated with mAVR-RD-02, glucocerebroside levels decreased and symptoms such as an enlarged spleen were reversed within 20 weeks. Over this period, increased enzyme levels were observed in the bone marrow, spleen and liver in the mouse model. In addition, the mice that were treated with mAVR-RD-02 prior to manifesting symptoms did not develop symptoms of the disease. We believe these data support the potential efficacy of AVR-RD-02 to prevent, as well as reverse, symptoms in patients with Gaucher disease.

mAVR-RD-02 Leads to a Significant Reduction in Glucocerebroside Levels

Across Multiple Clinically-relevant Tissues

Ex Vivo Lentiviral-based Gene Therapy Leads to a Significant Reduction in

Spleen Volume in a Mouse Model of Gaucher Disease

AVR-RD-03, Our Gene Therapy for Pompe Disease

We are developing AVR-RD-03 for the treatment of Pompe disease. We will manufacture AVR-RD-03 from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for acid alpha glucosidase A, or GAA, attached to a peptide sequence known as a glycosylation-independent lysosomal targeting, or GILT, tag and then infused into the patient. AVR-RD-03 will incorporate a GILT tag because the GILT tag has been found to increase the uptake of GAA into cells, especially in muscle cells by a multiple of 25, which is a particularly important target tissue for patients with Pompe disease and a target tissue that is considered difficult to access for ERT. AVR-RD-03 is designed to incorporate a potent promoter to increase volume of system enzyme in circulation.

Disease Overview

Pompe disease is a rare, autosomal recessive lysosomal disease caused by a mutation in the gene that encodes for GAA that results in the buildup of glycogen, a complex sugar, in the body’s cells. The accumulation of glycogen in certain organs and tissues, especially muscles, impairs normal tissue and organ function. Patients with Pompe disease experience serious muscle related problems, including progressive muscle weakness, especially in the legs and trunk, and the muscles that control breathing. As the disorder progresses, breathing problems can lead to respiratory failure.

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

Limitations of Current Therapies

Pompe disease is currently treated with ERT delivered by bi-weekly intravenous infusion. The only approved therapy for Pompe disease is Lumizyme (known as Myozyme outside of the United States), marketed by Sanofi Genzyme, which generated worldwide net sales of €918 million euros in 2019. The annual average cost to the healthcare system per patient prescribed Lumizyme in the United States is approximately $500,000.

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

Our Solution

We are currently conducting IND-enabling preclinical studies of AVR-RD-03 to potentially cure patients with late-onset Pompe disease. We are developing AVR-RD-03 to be a gene therapy product containing a codon-optimized human gene for GAA attached to a GILT tag designed to increase uptake of GAA in muscle cells. AVR-RD-03 will target patients with late onset Pompe disease, which represent the majority of patients with this disease. In addition, we believe that the utilization of busulfan in our conditioning regimen may have the potential to allow AVR-RD-03 to cross the blood-brain barrier, a feature which may yield therapeutic benefit.

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

In these published preclinical results from a mouse model of Pompe disease, treatment utilizing a lentiviral vector encoding GAA led to increased levels of active enzyme across multiple organs and tissues, including clinically relevant tissues such as the heart and diaphragm. This enzyme activity was correlated with reductions in glycogen storage in these tissues. While reduction in left ventricular mass and normalization of heart rate were observed in the mouse models seven to eight months following treatment with this lentiviral-based gene expression of GAA, only lesser improvements in other muscles, such as skeletal muscle strength, were observed.

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

GILT-tag Version of Recombinant Human (rh)GAA Impact on Levels of Stored Glycogen

Compared to non GILT-tagged Recombinant Human (rh)GAA

Manufacturing

Industrializing Our Gene Therapies Through Our Outsourced Manufacture and Supply Network

We are establishing global manufacturing relationships that we believe will provide us with drug product manufacturing capabilities to support all aspects of the development and eventual commercialization of our gene therapies. Our team has leveraged their broad expertise in the manufacturing of gene and cellular therapies to build a global network of CMO partners for the development and manufacture of drug products and outsourced suppliers for the supply of vectors and plasmids. We believe that our third-party CMO partners and suppliers have capacity to accommodate current and future clinical trials and we are continuing to build a global network that we expect will have capacity to generate sufficient quantities to meet our expected commercial needs.

To optimize production of our gene therapies, we have moved our cell processing to an automated, closed system using disposable supplies. We believe this industrialized manufacturing process will enable a repeatable approach through which we can design and manufacture commercially viable lentiviral gene therapies to potentially treat a large variety of genetic disorders. We expect that our automation of the manufacturing processes will further increase our CMO partners’ manufacturing capacity.

Producing a Patient’s Gene Therapy

We start the process to produce a patient’s gene therapy with the mobilization of a patient’s stem cells from the bone marrow to the blood stream and isolate them using a standard procedure used in stem cell transplants. We then treat these cells with a lentiviral vector to insert the equivalent of a functional copy of the gene that is defective in the target disease in a 48-hour process. We preserve patients’ modified cells at a very low temperature, using cryopreservation to maintain the cellular material in optimal condition until it is thawed prior to being infused into the patient. The cryopreservation allows us to conduct a number of tests to validate the modified cells prior to introducing them into the patient. We believe cryopreservation will also enable us to supply our products globally, as well as significantly increase the convenience of infusion scheduling for clinicians and patients, compared to fresh ex vivo gene therapy products that may have shelf-lives of only 24 hours.

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

After the conditioning regimen is complete, the lentivirally-modified stem cells are infused into the patient by intravenous administration in an outpatient setting. After infusion, these cells engraft into the bone marrow, replicate and differentiate into all the various types of blood cells that will distribute throughout the body. These widely distributed cells lead to sustained expression of the desired therapeutic enzyme or other protein. The sustained expression of the functional enzyme is a direct substitute for the protein currently delivered by ERTs, which require periodic infusions.

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

•

We are developing therapies to treat rare diseases and expect to pursue orphan-drug designation in the United States and similar protection outside of the United States. To date, we have received from the FDA orphan-drug designation for AVR-RD-01 for the treatment of Fabry disease, AVR-RD-04 for the treatment of cystinosis, and AVR-RD-02 for the treatment of Gaucher disease. These and other regulatory exclusivities, if granted or applicable, can prevent competitors, during the exclusivity period, from obtaining regulatory approval of the same drug or biological product for the same indication. See “—Government Regulation.”

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

As of March 6, 2020, our in-licensed patent portfolio relating to certain of our gene therapies included the following:

•

AVR-RD-03: two U.S. patents, projected to expire in 2022 and 2023, and two U.S. patent applications, which if granted, would be projected to expire in 2022 and 2029, as well as corresponding patents and patent applications in certain foreign jurisdictions, as they pertain to compositions and methods for promoting lysosomal uptake of acid alpha-glucosidase and the treatment of Pompe disease. These patents and patent applications are licensed to us by BioMarin and relate to the GILT tag; and

•

AVR-RD-04: one U.S. patent application, which, if granted, would be projected to expire in 2038, as well as corresponding patents and patent applications in certain foreign jurisdictions, containing claims directed to hematopoietic stem cells expressing cystinosin and methods of using the same for the treatment of cystinosis. These patent applications are licensed to us by GenStem Therapeutics, and GenStem obtained its rights from the University of California, San Diego.

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

License Agreement with BioMarin Pharmaceutical Inc.

In August 2017, we entered into a license agreement with BioMarin Pharmaceutical Inc., or BioMarin, pursuant to which BioMarin granted us an exclusive worldwide license under certain intellectual property rights related to GILT tags owned or controlled by BioMarin to develop, commercialize and sell retroviridae-based gene therapy products for use in the treatment of Pompe disease. This agreement was amended in February 2018 and again in January 2020 to, among things, provide that BioMarin would supply us with certain materials related to the GILT tags technology. Under the terms of the agreement, we must use commercially reasonable efforts to develop and commercialize one or more licensed products in the United States and certain European countries. In addition, we are required to initiate an IND-enabling pharmacology/toxicology study of a licensed product within a specified period of time.

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

As consideration for the license, we paid an initial license fee in the amount of $1 million and are required to make payments upon completion of certain development milestones up to an aggregate of $16 million. For example, in November 2019 we made a $2 million payment in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States. Additionally, we will pay to GenStem a tiered mid to high-single digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third party sublicensees. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, which is currently projected to occur in 2038, whichever is later.

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

The market for treatment of lysosomal diseases is especially large and competitive. The gene therapies we are currently developing, if approved, will face competition.

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

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. An IND is a request for authorization from the FDA to ship an unapproved, investigational product in interstate commerce and to administer it to humans, and must become effective before clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the Recombinant DNA Advisory Committee, or RAC, of the National Institutes of Health, or NIH, Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. During the public comment period, which closed October 16, 2018, the NIH announced that it will no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. In April 2019, NIH announced the updated guidelines, which reflect these proposed changes, and clarified that these trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution.  The FDA also may impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an Institutional Review Board, or IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Clinical research involving recombinant DNA that is subject to NIH guidelines also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

Regenerative Medicine Advanced Therapies Designation

As part of the 21st Century Cures Act, enacted in December 2016, Congress amended the FD&C Act to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation. A drug sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like the FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may expedite the development or approval process.

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

The ACA, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjects drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any gene therapies for which we obtain regulatory approval. In the United States and markets in other countries, sales of any gene therapies for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our gene therapies could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.

As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive clinical trials in order to demonstrate the medical necessity and cost-effectiveness of such product, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

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

Employees

As of December 31, 2019, we had 85 full-time employees, 28 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 60 employees are engaged in research and development activities and 25 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or the SEC, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Annual Report on Form 10-K.

Risks related to our business, financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We incurred net losses of $73.0 million and $46.4 million for the years ended December 31, 2019 and 2018, respectively. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, the investigator-sponsored Phase 1/2 clinical trial for AVR-RD-04 and our Phase 1/2 clinical trial for AVR-RD-02;

•	initiate additional clinical trials and preclinical studies for our current and future product candidates;
•	seek to identify and develop or in-license additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	continue our implementation of our plato platform as we seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	expand our office space, infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other foreign regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

As of December 31, 2019, we had cash and cash equivalents of $187.0 million. We believe that our existing cash and cash equivalents as of December 31, 2019, together with the estimated net proceeds of $93.5 million from the follow-on offering of common stock we completed in February 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

We are a clinical-stage company founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates and establishing research and development and manufacturing capabilities. Although we initiated our ongoing Phase 2 clinical trial for AVR-RD-01 in June 2018, the first patient in the ongoing investigator-sponsored clinical trial of AVR-RD-04 was dosed in October 2019, and patient enrollment has commenced for our ongoing Phase 1/2 clinical trial of AVR-RD-02, we have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a clinical or commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks related to the discovery and development of our product candidates

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, the implementation of our plato platform and upgrades, including our transition to TDM conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of March 6, 2020 we have only dosed one patient using our plato platform, which we plan to utilize for the majority of patients in our ongoing Phase 2 clinical trial for AVR-RD-01 and all patients in the Phase 1/2 clinical trial of AVR-RD-02. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date in the Phase 1 and Phase 2 clinical trials of AVR-RD-01.

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, Canada or other major markets or how long it will take to commercialize our product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise the CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or NIH, also are subject to the NIH Guidelines, under which supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. If we were to engage an NIH-funded institution to conduct a clinical trial, that institution’s IBC as well as its institutional review board, or IRB, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test AVR-RD-01, AVR-RD-04, AVR-RD-02 or other product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates have side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked or limited.

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

In 2019 we began transitioning, in connection with our company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize therapeutic drug monitoring, or TDM, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. While we anticipate that the conditioning regimen may be performed during a limited hospital stay or potentially through an outpatient procedure, on a case-by-case basis as directed by a patient’s physician, we cannot guarantee that the conditioning will not require a lengthier hospitalization. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in the ongoing investigator-sponsored Phase 1 clinical trial and our ongoing company-sponsored Phase 2 clinical trial of AVR-RD-01, as well as the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04, several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, were observed. While such adverse events in connection with conditioning is expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, AVR-RD-01 or our other product candidates for any or all targeted indications. In addition, although in the future we may implement new procedures to screen for certain pre-cancerous genetic mutations prior to commencement of the conditioning regimen as an additional risk reduction measure, there can be no guarantees that these procedures, if implemented, would be successful. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Furthermore, if we or others later identify undesirable side effects caused by AVR-RD-01, AVR-RD-04, AVR-RD-02 or our other product candidates, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to change the way a product candidate is distributed, dispensed, or administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, prospects, financial condition and results of operations.

We have never completed a pivotal clinical trial, and may be unable to do so for any product candidates we may develop, including AVR-RD-01, AVR-RD-04 and AVR-RD-02.

We are at an early stage of development for all of our product candidates including AVR-RD-01, AVR-RD-04 and AVR-RD-02. As of March 6, 2020, our product candidate AVR-RD-01 has been administered to only five patients in an ongoing investigator-sponsored Phase 1 clinical trial and to four patients in our ongoing Phase 2 clinical trial, and AVR-RD-04 has been administered to only one patient in the ongoing investigator-sponsored Phase 1/2 clinical.  Although patient enrollment has commenced for our Phase 1/2 clinical trial of AVR-RD-02, we do not expect to dose the first patient until the second quarter of 2020.  These ongoing clinical trials must be completed, as well as potentially additional pivotal clinical trials in order to obtain FDA approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

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

In addition, we have not yet conducted any company-sponsored clinical trials of any of our product candidates in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-01, AVR-RD-04, AVR-RD-02 or any other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. While we have received clearance from the FDA to commence clinical testing in the United States for AVR-RD-01 and AVR-RD-02, and the sponsor of the investigator-led clinical trial for AVR-RD-04 has received the same, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of AVR-RD-01, AVR-RD-04, AVR-RD-02 or any of our other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing AVR-RD-01, AVR-RD-04, AVR-RD-02 or any of our other product candidates.

The ongoing Phase 1 clinical trial of AVR-RD-01 is an investigator-sponsored trial being conducted by University Health Network. In addition, the ongoing Phase 1/2 clinical trial of AVR-RD-04 is also an investigator-sponsored clinical trial, which is being conducted by our collaborators at the University of California, San Diego. We do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. Based on results observed from ongoing trials of AVR-RD-01, there can be no assurance that increased levels of AGA in patients treated with AVR-RD-01 will be maintained over time. In addition, while the first, third and fifth patients from the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 discontinued ERT, there can be no assurance that these patients, or others who in the future may discontinue ERT, will remain off ERT. The initial results from the investigator-sponsored clinical trial of AVR-RD-04 only represent three months of clinical data from one patient, and there is no assurance that future clinical data from this patient or other patients will produce similar results. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. To date, we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates, including AVR-RD-01, AVR-RD-04 and AVR-RD-02. While we are aware that the FDA utilized an efficacy endpoint based on patients’ kidney biopsy in the recent approval of Migalastat for Fabry disease, for which we are also measuring as our primary efficacy endpoint in our ongoing Phase 2 clinical trial of AVR-RD-01, there can be no guarantees that regulatory agencies will permit us to use the same endpoint in connection with further development of AVR-RD-01. Therefore, there are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Although patient enrollment has commenced for our Phase 1/2 clinical trial of AVR-RD-02, we have not dosed any patients, and our AVR-RD-03 product candidate is in preclinical development and has not yet been tested in humans. Any of our other current or future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

Additionally, the clinical trials performed to date have been open-label studies and have been conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware that patients have received treatment and may interpret the information more favorably given this knowledge.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease. While a number of patients had been identified for the Phase 1/2 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment.

Patient enrollment and trial completion is affected by factors including the:

•	size of the patient population and process for identifying patients;
•	design of the trial protocol;
•	eligibility and exclusion criteria;
•	perceived risks and benefits of the product candidate under study;
•	perceived risks and benefits of gene therapy-based approaches to treatment of diseases, including any required pretreatment conditioning regimens;
•	availability of competing therapies and clinical trials;
•	severity of the disease under investigation;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective patients;
•	ability to obtain and maintain subject consent;
•	risk that enrolled patients will drop out before completion of the trial;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

We anticipate expanding our patient enrollment activities to include patients who reside in a country other than the country where the applicable clinical site is located, and who would be required to travel for some or all of the clinical testing and procedures required for patients in the applicable clinical trial. We may encounter logistical and regulatory challenges that could delay or prevent any such international patients from successfully enrolling and completing clinical trial procedures, including delays in processing or obtaining patient travel visas or denials of entry at borders, potential travel disruptions, or de-prioritization or unavailability of resources at clinical sites for non-resident international clinical trial participants, any of which could delay our progress and completion of planned clinical trials and which would have an adverse effect on our business.

Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States, Europe and certain other major markets, including Japan. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or other foreign regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located.  The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe and Israel, and many of these regions are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our clinical trials; and

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;
•	failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical study sites or patients dropping out of a study;
•	the occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, for our Phase 2 clinical trial of AVR-RD-01, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our planned Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform. In addition, our CTA (including amendments) and IND for our Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, and allow us to commence clinical trials incorporating such elements, there can be no assurance that the FDA, Health Canada or other regulatory authorities will not require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 investigator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform, and we anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2 and the automated manufacturing platform. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Certain of our clinical trials, including the ongoing investigator-sponsored clinical trial of AVR-RD-01, a portion of our company-sponsored clinical trial of AVR-RD-01, and the investigator-sponsored clinical trial of AVR-RD-04, do not utilize our commercial-scale plato platform. While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our commercial-scale plato platform, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates that could result in delays in our development or commercialization programs of our product candidates, if approved, and additional expenses and otherwise could adversely affect our business.

We intend to continue implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TDM conditioning regimen with busulfan, in connection with each of our investigational product candidates. We have developed the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any, including for AVR-RD-01, where the ongoing investigator-sponsored clinical trial does not use the plato platform, a portion of our Company-sponsored clinical trial for AVR-RD-01, and for AVR-RD-04 where the investigator-sponsored clinical trial will not utilize the plato platform. For example, we have transitioned our AVR-RD-01 lentiviral vectors to an LV2 version, and the fourth patient in our Phase 2 trial of AVR-RD-01 was dosed in 2019 using the plato platform. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our planned Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform, which are elements of our plato platform. In addition, our CTA (including amendments) and IND for our Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. Nevertheless, there can be no assurance that the FDA, Health Canada or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates, which may result in delay, suspension or termination of ongoing or future clinical trials. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In December 2018, October 2019 and March 2020, the FDA granted our requests for orphan drug designation for AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. To date, we have not requested orphan drug designation (or the foreign equivalent) for any other product candidates, and even if we do in the future there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, Sanofi Genzyme and Shire, acquired by Takeda Pharmaceutical Company Ltd., market the enzyme replacement therapies, or ERTs, that represent the standard of care for Fabry patients. Amicus has secured regulatory approval in the United States and Europe for Migalastat, its oral therapy for Fabry disease. For Gaucher disease, we expect to compete with existing enzyme replacement therapies marketed by Sanofi Genzyme, Shire, Protalix and Pfizer, as well as oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati and Sigma Tau Pharmaceuticals, and Eloxx Pharmaceuticals has been advancing a new treatment in clinical trials, though in March 2020 it announced that its Phase 2 study of the new treatment has been discontinued. In addition, we may compete with other gene therapy companies in our industry such as bluebird bio and Spark Therapeutics (which was acquired by Roche in the fourth quarter of 2019). In particular, a number of gene therapy companies have announced preclinical or clinical adeno-associated virus, or AAV, based gene therapy programs that, if such programs are successful in obtaining regulatory approval, could compete with our gene therapies. These include companies such as Abeona, Amicus, Freeline, JCR Pharmaceuticals, Sangamo and uniQure which have announced gene therapy programs for Fabry disease; Freeline and Prevail which have announced gene therapy programs for Gaucher disease; and Abeona, Actus, Amicus, Audentes, Sarepta and Spark Therapeutics which have announced gene therapy programs for Pompe disease.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates for Fabry disease, Gaucher disease, cystinosis and Pompe disease. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our product candidates. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

We do not expect to independently conduct all aspects of our vector production, product manufacturing, protocol development, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. For example, we have moved our cell processing to an automated, closed system with a single third-party supplier.

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

If our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified for the Phase 1/2 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies.

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

In addition, as part of the FDA’s approval of our product candidates, the FDA must review and approve the individual components of our production process, which includes the manufacturing processes and facilities of our suppliers. Our current suppliers have not undergone this process, nor have they had any components included in any product approved by the FDA.

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

Risks related to commercialization of our product candidates

If we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we will be unable to generate any product revenue.

We are in the preliminary stages of building our commercial organization. To successfully commercialize any of our current or future product candidates, if approved, we will need to develop these capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for serious lysosomal diseases. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe and Israel. If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Our ability to successfully commercialize our product candidates or any other products that we or they may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and certain other major markets where we plan to commercialize may put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems, and pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was enacted, which, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs, creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provides incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and  the Trump Administration has issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budgets for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.  Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified

CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2019, we had 85 full-time employees. As we mature, we expect to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the United States Foreign Corrupt Practices Act’s accounting provisions.

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial patients, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, in 2017 we were subjected to a cyberattack by a third party, which led to the theft of a portion of our funds. We implemented remedial measures promptly following this breach and do not believe that this breach had a material adverse effect on our business. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice. We have implemented remedial measures following this breach and do not believe that this breach had a material effect on our business. However, if any cyberattack or data breach were to occur in the future and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our business data, trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $121.8 million and $115.1 million, respectively, and federal and state research and development tax credit carryforwards of approximately $1.0 million and $0.2 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2037 (other than federal net operating loss carryforwards generated in taxable years ending after December 31, 2017, which are not subject to expiration). These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 Internal Revenue of the Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced ownership changes in the past. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurred or occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

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

Some of the intellectual property rights we have licensed, including rights licensed to us by GenStem, may have been generated through the use of U.S. government and California state funding and may therefore be subject to certain federal and state laws and regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM, which has granted funds for the study of AVR-RD-04 for cystinosis, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California.

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

We have pending trademark applications with the USPTO for the marks “plato” and “AVROBIO” but do not have trademarks or trademark applications with the USPTO for the marks “AVRO” or the AVROBIO logo. In the future, even if we apply for registration of these marks, there can be no assurance that such registration will be approved. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through March 6, 2020, the trading price of our common stock has ranged from $11.85 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Prior to our IPO in June 2018, there had been no public market for our common stock. Although our common stock is listed on The Nasdaq Global Select Market, an active trading market for our shares may never be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchased without depressing the market price for the shares, or at all.

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

Based on shares outstanding as of March 6, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 28% of our voting stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this report. In particular, we have not included in this report, and do not intend to include in our 2020 annual proxy statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will continue to make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and increasingly more expensive for us to obtain and maintain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and, once we are no longer an EGC or a “smaller reporting company”, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially continue to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC or a “smaller reporting company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years following the completion of our IPO and will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019, we took a number of actions, including the efforts outlined in Item 9A of this Annual Report on Form 10-K, designed to improve our internal control over financial reporting to remediate these material weaknesses.

We believe significant progress was made in 2019 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management has concluded that the material weaknesses were not fully remediated as of December 31, 2019.

We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will ultimately be successful or avoid potential future material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. Management remains committed to the implementation of remediation efforts to address these material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 6, 2020, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 3,414,445 shares reserved for issuance upon the exercise of existing stock options outstanding as of December 31, 2019 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

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

As of March 6, 2020, the number of holders of record of our common stock was 9. This number does not include beneficial owners whose shares are held in street name.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2019, we had used approximately $97.5 million of the net proceeds from the IPO, primarily to fund our current programs in Fabry disease, Gaucher disease, cystinosis, and Pompe disease; our external and internal manufacturing and process development activities related to our programs and to fund research and development activities that relate to all of our clinical and preclinical activities, including the cost of research and development personnel; and general and administrative expenses, working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with United States generally accepted accounting principles, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal diseases, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal diseases have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $4.0 billion in worldwide net sales in 2019.

Our initial pipeline is comprised of four lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-04 for the treatment of cystinosis, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a company-sponsored Phase 2 clinical trial. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. As of March 6, 2020, four patients have been dosed in our company-sponsored Phase 2 clinical trial of AVR-RD-01, and we are actively recruiting additional potential patients for our currently active sites in Australia, Canada and the United States. AVR-RD-04 is currently being studied by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and as of March 6, 2020 one patient has been dosed. In January 2020, we announced that we received notice of clearance from the U.S. Food and Drug Administration, or FDA, regarding an Investigational New Drug, or IND, application for AVR-RD-02, our investigational gene therapy for the treatment of Gaucher disease. The Phase 1/2 clinical trial for AVR-RD-02 is actively recruiting in Australia and Canada, with additional sites planned in the United States. Our AVR-RD-03 program for Pompe disease is currently in preclinical development with the first IND-enabling preclinical study initiated in 2019.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering, or IPO, and we have raised additional capital through an underwritten public offering that closed in July 2019, or the July 2019 Follow-On Offering, and an underwritten public offering that closed in February 2020, or the February 2020 Follow-On Offering. Through December 31, 2019, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million and $138.3 million from sales of our common stock through our IPO and July 2019 Follow-On Offering, respectively. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $73.0 million and $46.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $144.7 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to continue incurring additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our IPO and follow-on offerings. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of December 31, 2019, we had cash and cash equivalents of $187.0 million. We believe that our existing cash and cash equivalents as of December 31, 2019, together with the estimated net proceeds of $93.5 million from our February 2020 Follow-on Offering, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

We have modified the presentation within the following tables to include expenses related to other preclinical development activities outside of our already presented programs in our direct research and development expenses, which were previously included as other unallocated research and development expenses. We have adjusted prior period amounts to reflect the changes in presentation made in the current period. The table below summarizes our research and development expenses incurred by program (in thousands):

	Year Ended December 31,
	2019	2018
Fabry	$9,833	$10,673
Gaucher	6,591	7,503
Pompe	5,722	1,007
Cystinosis	4,177	1,241
Other	4,451	763
Unallocated research and development expenses	24,200	13,908
Total research and development expenses	$54,974	$35,095

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate the additional costs for these services will substantially increase our general and administrative expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other commercialization-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on money market funds and other bank deposits.

Other Expense

Other expense consists of foreign exchange gain or loss.

Change in Fair Value of Preferred Stock Warrant Liability

In connection with entering into a loan agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, in 2017, we agreed to issue a warrant to purchase shares of our preferred stock to SVB. Prior to the completion of our IPO, we classified the warrant as a liability on our consolidated balance sheet and we were required to remeasure to fair value at each reporting date. We recognized changes in the fair value of the warrant liability as a component of other income (expense), net in our consolidated statements of operations and comprehensive loss. On June 21, 2018, in connection with our IPO, the warrant to purchase preferred stock was converted to a warrant to purchase common stock. The carrying amount of the warrant to purchase preferred stock as of the date of our IPO was transferred to additional paid in capital. No further revaluation is needed for the warrant to purchase common stock.

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

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our consolidated results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Operating expenses:
Research and development	$54,974	$35,095	$19,879
General and administrative	20,835	11,148	9,687
Total operating expenses	75,809	46,243	29,566
Loss from operations	(75,809)	(46,243)	(29,566)
Other income (expense):
Interest income	2,934	1,726	1,208
Change in fair value of preferred stock warrant liability	—	(162)	162
Change in fair value of derivative liability	—	(1,629)	1,629
Other expense	(90)	(53)	(37)
Total other income (expense), net	2,844	(118)	2,962
Net loss	$(72,965)	$(46,361)	$(26,604)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Direct research and development expenses by program:
Fabry	$9,833	$10,673	$(840)
Gaucher	6,591	7,503	(912)
Pompe	5,722	1,007	4,715
Cystinosis	4,177	1,241	2,936
Other	4,451	763	3,688
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	16,733	9,297	7,436
Other	7,467	4,611	2,856
Total research and development expenses	$54,974	$35,095	$19,879

Research and development expenses were $55.0 million for the year ended December 31, 2019, compared to $35.1 million for the year ended December 31, 2018. The increase of $19.9 million was primarily due to increases of $4.7 million in direct costs related to our Pompe program, $3.7 million in direct costs related to our Other programs, $2.9 million in direct costs related to our Cystinosis program, and $10.3 million in unallocated research and development expenses, all partially offset by a decrease of $0.9 million in direct costs related to our Gaucher program and a decrease of $0.8 million in direct costs related to our Fabry program.

The increase in direct costs related to our Pompe program was primarily due to increases in preclinical and manufacturing costs of $4.7 million.

The increase in direct costs related to our Cystinosis program was primarily due to an increase in preclinical and clinical expenses of $1.6 million and a license fee payment of $2.0 million, partially off-set by decreases in consulting fees of $0.4 million, and manufacturing costs of $0.2 million.

The increase in direct costs related to our Other programs was primarily due to increases in preclinical and manufacturing costs of $3.7 million.

The increase in unallocated research and development expenses was primarily due to an increase of $7.4 million in personnel-related costs, including stock-based compensation as a result of hiring additional personnel in our research and development department, and an increase of $2.5 million in facility costs and rent expense. Personnel-related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $3.6 million and $0.9 million, respectively.

General and Administrative Expenses

General and administrative expenses were $20.8 million for the year ended December 31, 2019, compared to $11.1 million for the year ended December 31, 2018.  The increase of $9.7 million was primarily due to increases of $5.2 million in personnel-related costs including stock-based compensation and $4.4 million in costs associated with being a publicly traded company, including $1.9 million in professional fees, $1.7 million in consulting expenses, and $0.8 million in insurance costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income (Expense), net

Other income (expense), net was income of $2.8 million for the year ended December 31, 2019, compared to a net expense of $0.1 million for the year ended December 31, 2018.  The increase of $3.0 million was primarily due to a $1.2 million increase in interest income and a decrease of $1.8 million due to the change in the fair value of the derivative liability and the preferred stock warrant liability.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through our July 2019 Follow-On Offering and our February 2020 Follow-On Offering. Through December 31, 2019, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million and $138.3 million from sales of our common stock through our IPO and July 2019 Follow-On Offering, respectively.

On July 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC, or the July 2019 Shelf, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the July 2019 Shelf. The July 2019 Shelf was declared effective by the SEC on July 10, 2019.

On December 20, 2019, we filed a shelf registration statement on Form S-3 with the SEC, or the December 2019 Shelf, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. The December 2019 Shelf was declared effective by the SEC on January 14, 2020.

In July 2019, we closed the July 2019 Follow-On Offering as an underwritten public offering under the July 2019 Shelf of 7,475,000 shares of our common stock at a public offering price of $18.50 per share, which included 975,000 shares of our common stock resulting from the full exercise of the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $129.5 million.

In February 2020, we closed the February 2020 Follow-On Offering as an underwritten public offering under the December 2019 Shelf of 4,350,000 shares of our common stock at a public offering price of $23.00 per share, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $93.5 million.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(67,668)	$(37,648)
Net cash used in investing activities	(1,585)	(1,832)
Net cash provided by financing activities	129,994	160,287
Net increase in cash, cash equivalents and restricted cash	$60,741	$120,807

Operating Activities

During the year ended December 31, 2019, operating activities used $67.7 million of cash and cash equivalents, resulting from our net loss of $73.0 million and net cash used by changes in our operating assets and liabilities of $2.2 million, offset in part by non-cash charges of $7.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $4.9 million increase in prepaid expenses and other current assets  and $0.2 million increase in other assets, partially offset by a $1.0 million increase in accounts payable and a $1.9 million increase in accrued expenses and other current liabilities. The increase in prepaid expenses and other current assets was primarily due to a $3.9 million increase in prepaid development costs, $0.6 million increase in prepaid insurance and a $0.6 million increase in tax incentive refund receivable from the Australian government.

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

Investing Activities

During the years ended December 31, 2019 and 2018, we used $1.6 million and $1.8 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $130.0 million, primarily consisting of net cash proceeds of $129.5 million from our July 2019 Follow-on Offering.

During the year ended December 31, 2018, net cash provided by financing activities was $160.3 million, primarily consisting of net cash proceeds of $104.0 million from our IPO proceeds and $58.3 million from our issuance of Series B preferred stock in January 2018.

Term Loan Agreement

In June 2017, we entered into the Loan Agreement with SVB providing a senior secured non-revolving loan facility of up to an aggregate principal amount of $10.0 million, available for us to draw down in three tranches until October 31, 2018, subject to the satisfaction of certain milestones for each tranche. Through the end of the drawdown period on October 31, 2018, we had not drawn down from the facility. The Loan Agreement expired on October 31, 2018.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, the ongoing investigator-sponsored clinical trial of AVR-RD-04 and our ongoing clinical trial of AVR-RD-02;

•	initiate additional clinical trials and preclinical studies for our other current and future product candidates;
•	seek to identify and develop or in-license or acquire additional product candidates and technologies;
•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	expand our infrastructure, office space and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

We believe that our existing cash and cash equivalents as of December 31, 2019, together with the estimated net proceeds of $93.5 million from our February 2020 Follow-on Offering, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$3,055	$1,563	$1,431	$61	$—
Total	$3,055	$1,563	$1,431	$61	$—

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

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and members of our board of directors for their services as directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have issued stock options, restricted stock and restricted stock units with service-based vesting conditions.

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

•

Expected Volatility. Because we do not have long-term trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards.

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

We utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the warrant. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Estimates and assumptions impacting the fair value measurement included the fair value per share of the underlying equity instruments issuable upon exercise of the warrant, the remaining contractual term of the warrant, risk-free interest rate, expected dividend yield and expected volatility of the underlying preferred stock. Prior to our IPO in 2018, we had been a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. We estimated a 0% dividend yield based on the fact that we have never paid or declared dividends.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2019, we had cash and cash equivalents of $187.0 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the years ended December 31, 2019 and 2018, we recognized immaterial foreign currency transaction losses. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below under “Management’s Report on Internal Control Over Financial Reporting” and in Part II, Item 1A. of this report, our disclosure controls and procedures were not effective as of December 31, 2019. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate these material weaknesses.  These efforts include:

•	hiring additional qualified accounting and financial planning and analysis personnel, including an Assistant Controller and Senior Director of Financial Planning and Analysis;
•	conducting a review of our IT infrastructure, personnel and services, and hiring a Senior Director of Information Technology;
•	engaging a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act of 2002;
•	strengthening, formalizing, documenting and testing accounting processes and internal controls;
•	engaging consultants to provide additional technical accounting expertise; and
•	implementing new financial software systems including a purchase requisition system, expense reporting system and a system to track and account for stock-based awards to automate these processes.

We believe significant progress was made in 2019 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management has concluded that the material weaknesses were not fully remediated as of December 31, 2019.

The measures we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. Management remains committed to remediating these material weaknesses. We will continue to implement measures to remedy our internal control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2020 Proxy Statement, which we expect to file with the SEC no later than April 29, 2020.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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
3.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

Not Applicable.

AVROBIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVROBIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVROBIO, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 16, 2020

AVROBIO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$187,043	$126,302
Prepaid expenses and other current assets	8,658	3,718
Total current assets	195,701	130,020
Property and equipment, net	3,696	2,634
Other assets	1,117	825
Total assets	$200,514	$133,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,949	$2,784
Accrued expenses and other current liabilities	10,068	7,822
Total current liabilities	14,017	10,606
Deferred rent, net of current portion	484	689
Total liabilities	14,501	11,295
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2019 and 2018		—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of December 31, 2019 and 2018; 31,673,058 and 23,959,903 shares issued as of December 31, 2019 and 2018, respectively; 31,642,806 and 23,806,628 shares outstanding as of December 31, 2019 and 2018, respectively	3	2
Additional paid-in capital	330,714	193,921
Accumulated deficit	(144,704)	(71,739)
Total stockholders’ equity	186,013	122,184
Total liabilities and stockholders' equity	$200,514	$133,479

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Operating expenses:
Research and development	$54,974	$35,095
General and administrative	20,835	11,148
Total operating expenses	75,809	46,243
Loss from operations	(75,809)	(46,243)
Other income (expense):
Interest income	2,934	1,726
Change in fair value of preferred stock warrant liability	—	(162)
Change in fair value of derivative liability	—	(1,629)
Other expense	(90)	(53)
Total other income (expense), net	2,844	(118)
Net loss	$(72,965)	$(46,361)
Comprehensive loss	$(72,965)	$(46,361)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(72,965)	$(46,361)
Accretion of issuance costs on redeemable convertible preferred stock	—	(2,243)
Net loss attributable to common stockholders—basic and diluted	$(72,965)	$(48,604)
Net loss per share attributable to common stockholders—basic and diluted (Note 13)	$(2.66)	$(3.62)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	27,432,489	13,435,478

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands, except share data)

	Series Seed Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2017	3,333,333	$1,500	31,450,499	$25,000	—	$—	2,305,173	$—	$339	$(23,474)	$(23,135)
Issuance of series B redeemable convertible preferred stock, net of issuance costs of $2,243	—	—	—	—	28,285,557	58,257	—	—	—	—	—
Issuance of series B redeemable convertible preferred stock to settle accrued liability of license cost	—	—	—	—	233,765	500	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	2,243	—	—	(339)	(1,904)	(2,243)
Issuance of common stock upon IPO, net of issuance costs of $2,628	—	—	—	—	—	—	6,035,151	1	104,012	—	104,013
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,196	—	2,196
Reclassification of warrants to purchase redeemable convertible stock into warrants to purchase common stock	—	—	—	—	—	—	—	—	197	—	197
Conversion of redeemable convertible preferred stock into common stock	(3,333,333)	(1,500)	(31,450,499)	(25,000)	(28,519,322)	(61,000)	15,320,213	1	87,499	—	87,500
Exercise of warrants to purchase common stock	—	—	—	—	—	—	6,091	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	123,026	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	16,974	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	(46,361)	(46,361)
Balance as of December 31, 2018	—	—	—	—	—	—	23,806,628	2	193,921	(71,739)	122,184
Vesting of restricted stock awards	—	—	—	—	—	—	123,024	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	236,483	—	502	—	502
Issuance of common stock upon public offering, net of offering costs of $525	—	—	—	—	—	—	7,475,000	1	129,464	—	129,465
Issuance of common stock under 2018 employee stock purchase plan							1,671		27		27
Stock-based compensation expense									6,800		6,800
Net loss	—	—	—	—	—	—	—	—	—	(72,965)	(72,965)
Balance as of December 31, 2019	—	$—	—	$—	—	$—	31,642,806	$3	$330,714	$(144,704)	$186,013

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(72,965)	$(46,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,800	2,196
Depreciation and amortization expense	850	380
Amortization of deferred offering costs	—	37
Impairment loss of property and equipment	—	235
Deferred rent expense	(172)	(105)
Change in fair value of preferred stock warrant liability	—	162
Change in fair value of derivative liability	—	1,629
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,888)	(3,037)
Other assets	(241)	(115)
Accounts payable	1,028	2,018
Accrued expenses and other current liabilities	1,920	5,313
Net cash used in operating activities	(67,668)	(37,648)
Cash flows from investing activities:
Purchases of property and equipment	(1,585)	(1,832)
Net cash used in investing activities	(1,585)	(1,832)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	58,257
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	129,465	104,013
Payment of dilution liability	—	(2,000)
Exercise of stock options	502	17
Proceeds from the issuance of shares under the employee stock purchase plan	27	—
Net cash provided by financing activities	129,994	160,287
Net increase in cash, cash equivalents and restricted cash	60,741	120,807
Cash, cash equivalents and restricted cash at beginning of period	126,794	5,987
Cash, cash equivalents and restricted cash at end of period	$187,535	$126,794
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$582	$256
Property and equipment held for sale	$—	$19
Deferred offering costs included in accrued expenses and accounts payable	$104	$—
Purchase of property and equipment paid for by landlord	$—	$842
Accretion of issuance costs related to redeemable convertible preferred stock	$—	$2,243

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1. Nature of the Business

AVROBIO, Inc. (the “Company” or “AVROBIO”) is a clinical-stage gene therapy company focused on developing potentially curative ex vivo lentiviral gene therapies to treat rare diseases following a single dose treatment regimen.

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

Through December 31, 2019, the Company has funded its operations primarily with proceeds from the sale of Seed redeemable convertible preferred stock (the “Series Seed Preferred Stock”), series A redeemable convertible preferred stock (the “Series A Preferred Stock”) and series B redeemable convertible preferred stock (the “Series B Preferred Stock”), (the Series Seed Preferred Stock, the Series A Preferred Stock and the Series B Preferred Stock are collectively referred to as the “Preferred Stock”) and common stock through the Company’s initial public offering (“IPO”). The Company has incurred recurring losses since its inception, including net losses of $72,965 and $46,361 for the years ended December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019, the Company had an accumulated deficit of $144,704. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of December 31, 2019 of $187,043, together with net proceeds from the follow on public offering completed in February 2020 (“the February 2020 Follow-On Offering”) (see Note 17) will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K with the SEC.  However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, stock-based compensation expense, the valuation of equity and derivative instruments and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ materially from those estimates.

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

Restricted Cash

As of both December 31, 2019 and 2018, restricted cash consisted of $492 used to secure the letters of credit for the benefit of the landlord in connection with the Company’s lease agreements (Note 14). These amounts are classified as other assets in the Company’s consolidated balance sheets.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of December 31, 2019, the Company recorded deferred issuance costs of $133 within other assets on the consolidated balance sheet related to a follow-on offering of common stock completed in February 2020. There were no amounts deferred as of December 31, 2018.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the year ended December 31, 2018, the Company recorded an

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

impairment loss of $235 on long-lived assets related to leasehold improvements. The Company did not record any impairment loss during the year ended December 31, 2019.

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

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts payable, and accrued expenses, approximated their fair values at December 31, 2019 and 2018 due to the short‑term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions, estimation methodologies, or both, could have a significant effect on the estimated fair value amounts. See Note 3 for further discussion.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer (“CEO”). The Company and the CEO view the Company’s operations and manage its business as one operating segment. All material long-lived assets of the Company reside in the United States.

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

The Company has entered into various research and development related contracts with parties both inside and outside of the United States. The payments related to these agreements are recorded as research and development expenses as incurred. The Company records accrued liabilities for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2019, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

See Note 10 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s stock-based compensation plan for the year ended December 31, 2019.

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

Foreign Currency Translation

The functional currency of the Company’s international operations in Canada and Australia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate, while expenses are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the Canadian and Australian subsidiaries are recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2019 and 2018, the Company recorded foreign exchange losses of $90 and $51, respectively, in other expense.

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed in these notes to the consolidated financial statements.  See Note 17 for further information.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an “emerging growth company.”

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company early adopted this guidance at the beginning of the fourth quarter of 2018. ASU 2016-18 is effective on a retrospective basis. The cash, cash equivalents and restricted cash balances as of December 31, 2019 and 2018, which are presented in the Company’s consolidated statements of cash flows subsequent to the adoption of ASU 2016-18, consisted of the following:

	December 31,
	2019	2018
Cash and cash equivalents	$187,043	$126,302
Other assets	492	492
Cash, cash equivalents and restricted cash	$187,535	$126,794

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The amendments under ASU 2016-13 are effective for interim and annual fiscal periods beginning after December 15, 2019. The Company does not expect the adoption of ASC 2016-13 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, (Topic 842) Leases (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2021, and all interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2019 and 2018:

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$186,797	$—	$—	$186,797
Restricted cash	492	—	—	492
	$187,289	$—	$—	$187,289

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$126,047	$—	$—	$126,047
Restricted cash	492	—	—	492
	$126,539	$—	$—	$126,539

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

Valuation of the Warrant to Purchase Preferred Stock

In connection with a loan and security agreement in 2017 (the “Loan Agreement”) (Note 7), the Company agreed to issue a warrant to the lender for the purchase shares of Series A Preferred Stock. The fair value of the warrant to purchase preferred stock was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

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

Valuation of Derivative

In January 2016, in connection with a license agreement entered into with University Health Network (“UHN”), and as part of the initial consideration for the license, the Company issued 1,161,665 shares of common stock to UHN pursuant to a stock purchase agreement (the “Stock Purchase Agreement”). The Stock Purchase Agreement contained a provision requiring the Company to make a cash payment to UHN of up to $2,000 if UHN’s fully diluted ownership is reduced within specified percentages as part of an initial public offering by the Company. The Company concluded the anti-dilution feature represented a derivative instrument and should be measured at fair value, with changes in fair value recognized as a gain or loss to other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

The following table sets forth a summary of changes in the fair value of the Company’s derivative liability for which fair value is determined by Level 3 inputs:

Derivative Liability
Balance as of December 31, 2017	$371
Change in fair value	1,629
Payment	(2,000)
Balance as of December 31, 2018	$—

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Tax incentive refund	$1,916	$1,325
Prepaid research and development costs	4,915	981
Prepaid insurance	897	316
Interest income receivable	224	220
Prepaid rent	86	81
Other current assets	620	795
	$8,658	$3,718

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Laboratory and office equipment	$3,456	$1,624
Leasehold improvements	1,340	1,260
Computer equipment and software	134	134
	4,930	3,018
Less: Accumulated depreciation and amortization	(1,234)	(384)
	$3,696	$2,634

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was $850 and $380, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2019	2018
Compensation and benefit costs	$3,028	$2,616
Research and development costs	5,794	3,969
Consulting and professional fees	917	320
Other liabilities	329	917
	$10,068	$7,822

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

The Company recognized a loss of $162 in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018 related to the change in fair value of the warrant. On July 13, 2018, the lender of the Loan Agreement exercised its common stock warrants to purchase 6,850 shares of common stock on a net basis, resulting in the issuance of 6,091 shares of common stock.

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

9. Common Stock

As of December 31, 2019 and 2018, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, and 10,000 shares of undesignated preferred stock. As of December 31, 2019 and 2018, no undesignated shares of preferred stock were outstanding.

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

Through December 31, 2019, no cash dividends have been declared or paid.

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

Follow-On Public Offering

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

Common Stock Reserved for Future Issuance

At December 31, 2019 and 2018, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2019	2018
Shares reserved for vesting of restricted stock awards	30,252	153,276
Shares reserved for exercise of outstanding stock options	3,414,445	2,164,101
Shares reserved for vesting of restricted stock units	2,300
Shares reserved for issuance under the 2018 Stock Option and Incentive Plan	332,513	385,561
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	459,595	223,200
Shares reserved for issuance under the 2019 Inducement Plan	1,800,000	—
Total shares of authorized common stock reserved for future issuance	6,039,105	2,926,138

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

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

2018 Stock Option and Incentive Plan

The Company’s 2018 Stock Option and Incentive Plan (the “2018 Plan”) was adopted by the Board on June 1, 2018 and approved by stockholders on June 7, 2018 and became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. The 2018 Plan replaced the 2015 Plan as the Board determined not to make additional awards under the 2015 Plan following the pricing of the Company’s IPO. The 2018 Plan allows the Board, compensation committee or other designated committee to make equity-based and cash-based incentive awards to its officers, employees, directors and other key persons (including consultants).

The Company initially reserved 616,300 shares of its common stock for the issuance of awards under the 2018 Plan. The 2018 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by its Board or compensation committee (the “Plan Evergreen”). This number is subject to adjustment in the event of a stock split, stock dividend or other change in its capitalization.

The number of options available for future grant under the 2018 Plan was 332,513 as of December 31, 2019, which does not include the shares added to the 2018 Plan reserve on January 1, 2020 as a result of the Plan Evergreen for the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, the Company granted options to purchase 1,677,967 and, 1,277,528 shares, respectively, of common stock to employees, nonemployees and members of the Board.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on June 1, 2018 and approved by stockholders on June 7, 2018 and became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Code. The ESPP initially reserves and authorizes the issuance of up to a total of 223,200 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 1,115,700 shares or (iii) such number of shares as determined by the ESPP administrator (the “ESPP Evergreen”). The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

During the years ended December 31, 2019 and 2018, the Company issued 1,671 and 0 shares, respectively of common stock. The total number of common shares that may be issued under the ESPP was 461,266 shares as of December 31, 2019, of which 459,595 shares remained available for future grant, and which does not include the shares added to the ESPP reserve on January 1, 2020 as a result of the ESPP Evergreen for the year ended December 31, 2019.

2019 Inducement Plan

The Company’s 2019 Inducement Plan (the “2019 Plan”) was adopted by the Board on December 11, 2019. The purpose of the 2019 Plan is to allow the Company to grant equity awards to new employees as inducements material to such new employee’s acceptance of employment with the Company. The Company intends that the shares underlying the 2019 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Nasdaq marketplace rules.

The Company initially reserved 1,800,000 shares of its common stock for the issuance of awards under the 2019 Plan.

The number of options available for future grant under the 2019 Plan was 1,800,000 as of December 31, 2019.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2019	2018
Expected option life (years)	5.62	6.06
Risk-free interest rate	2.09%	2.74%
Expected volatility	76.83%	81.60%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,164,101	$7.75	8.77	$23,083
Granted	1,667,967	$16.50
Exercised	(236,483)	$2.12
Cancelled or forfeited	(181,140)	$14.13
Outstanding as of December 31, 2019	3,414,445	$12.08	8.43	$29,353
Exercisable as of December 31, 2019	977,229	$5.69	7.26	$14,702

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $3,514 and $410, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the years ended December 31, 2019 and 2018 was $11.61 and $10.91, respectively.

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

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

The following table summarizes the Company’s restricted common stock activity for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2018	153,275	$0.42
Granted	2,300	$15.65
Vested	(123,023)	$0.42
Forfeited, canceled or expired	—	$—
Issued and unvested as of December 31, 2019	32,552	$1.50

The total fair value of restricted common stock vested during the years ended December 31, 2019 and 2018 was $50 and $52, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2019	2018
Research and development	$3,646	$920
General and administrative	3,154	1,276
Total stock-based compensation expense	$6,800	$2,196

As of December 31, 2019, total unrecognized compensation cost related to unvested stock-based awards was $22,878, which is expected to be recognized over a weighted-average period of 3.14 years.

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

For the years ended December 31, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $783 and $15, respectively, which consists of reimbursable funded study trial costs and license maintenance fees. No milestone fees were incurred related to the Fabry license agreement in the years ended December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, the Company recorded research and development expense related to this agreement with UHN of $38 and $41, respectively, which consists of license maintenance fees. No milestone fees were incurred related to the Interleukin 12 license agreement in the years ended December 31, 2019 and 2018.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. The license agreement was amended in February 2018 and again in January 2020 to, among things, provide that BioMarin would supply the Company with certain technology materials. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of the Company’s Series B Preferred Stock financing in January 2018. Both the upfront cash payment of $500 and the value of the shares Series B Preferred Stock issued of $500 were recorded as research and development expense during the year ended December 31, 2017. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. The Company recorded research and development expense related to this agreement with BioMarin of $1,000 related to the license for the year ended December 31, 2017. No expenses related to the license were recorded for the years ended December 31, 2019 and 2018.

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

For the year ended December 31, 2019, the Company recorded research and development expense of $2,000 , which related to milestone payments. No expense related to the license was recorded for the year ended December 31, 2018.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No expenses related to the license were recorded for the years ended December 31, 2019 and 2018.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

12. Income Taxes

For the years ended December 31, 2019 and 2018, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company’s operations are predominantly based in the United States and the Company’s foreign subsidiaries generated de minimis losses for the years ended December 31, 2019 and 2018.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective tax rate as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2019	2018
Federal income tax expense at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.2%	5.2%
Permanent differences	-0.9%	-0.8%
U.S.—TCJA	0.0%	0.0%
Foreign rate differential	0.2%	0.2%
Research and development tax credits	2.1%	1.1%
Change in valuation allowance	-27.6%	-26.5%
Provision to Return	0.0%	-0.2%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2019	2018
Deferred tax assets:
U.S., foreign and state net operating loss carryforwards	$33,594	$15,815
Research and development credits	1,716	454
Capitalized start up and organizational costs	32	35
Equity based compensation	543	185
Derivative liability	—	—
Licensing agreements	1,756	1,258
Accruals and other	993	948
Total deferred tax assets	38,634	18,695
Valuation allowance	(38,425)	(18,457)
Net deferred tax assets	$209	$238
Deferred tax liabilities:
Property and equipment	$(209)	$(238)
Total deferred tax liabilities	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2019 and 2018, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased $19,968 and $11,991 during the years ended December 31, 2019 and 2018, respectively, due primarily to net operating losses generated.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

As of December 31, 2019 and 2018, the Company had U.S. federal net operating loss carryforwards of $121,836 and $57,279, respectively, that may be available to offset future income tax liabilities. The U.S. federal tax operating loss carryforwards of approximately $17,743 will expire at various dates through 2037. Approximately $104,093 of the U.S. federal tax operating losses can be carried forward indefinitely. As of December 31, 2019 and 2018, the Company also had U.S. state net operating loss carryforwards of $115,129 and $54,212, respectively, which may be available to offset future taxable income. These losses expire at various dates through 2039. As of December 31, 2019 and 2018, the Company had foreign net operating loss carryforwards of $2,440 and $1,201, respectively. The foreign net operating losses can be carried forward indefinitely.

As of December 31, 2019 and 2018, the Company has federal research and development tax credit carryforwards of $1,547 and $339, respectively. Included in the $1,547 of federal tax credit carryforwards are $530 of orphan drug credits. The Company qualifies for, and has elected to, apply part of its federal research credits against its payroll tax liability in accordance with certain provisions of the Internal Revenue Code. The amount applied towards the Company’s payroll tax liability is capped at $250 per year. The federal research credits generated in excess of the $250 cap are able to be carried forward for 20 years. As of December 31, 2019 and 2018, the Company had state research and development tax credit carryforwards of approximately $214 and $146, respectively, available to reduce future tax liabilities which expire at various dates through 2033. For all years through December 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards.

As the Company carries out extensive research and development activities, it seeks to benefit from the Australian research and development tax credit cash rebate regime. Under this regime, the Company’s Australian subsidiary, AVROBIO Australia, may be eligible to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 43.5% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables, certain internal overhead costs and subcontracted expenditures as part of research projects for which the Company does not receive income. For the year ended December 31, 2019, the Company recorded $0.9 million in research and development tax credits as an offset to research and development expenses.

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

The Company files income tax returns in the United States, Australia and Canada, and in several states. The foreign, federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by foreign tax authorities, the Internal Revenue Service, or state tax authorities to the extent utilized in a future period.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

13. Net Loss per Share Attributable to Common Stockholders

For purposes of the diluted net loss per share calculation, stock options and unvested restricted stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended December 31,
	2019	2018
Options to purchase common stock	3,414,445	2,164,101
Restricted common stock	32,552	153,276

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

On January 12, 2018, the Company entered into a lease agreement for office space located in Cambridge, Massachusetts. The lease agreement expires in January 2023, with a landlord who is an affiliate of the landlord of the Company’s prior lease facility. The annual lease payments are subject to a 3% increase each year. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company received a tenant incentive allowance of $842 in 2018. Such incentive allowance is being amortized as a reduction of rent expense on a straight-line basis over the lease period. In accordance with the lease agreement, the Company is required to maintain a security deposit of $209, which was recorded in other assets as of December 31, 2019 and 2018. In contemplation of this agreement, the Company terminated its prior lease agreement.

On August 31, 2018, the Company entered into a sub-lease agreement for lab space located in Cambridge Massachusetts, United States, which expires in October 2020. The annual lease payments are subject to a 3% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in other assets as of December 31, 2019 and 2018.

The Company recorded rent expense of $2,257 and $1,295 during the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2019:

Year Ending December 31,
2020	$1,563
2021	705
2022	726
2023	61
$3,055

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2019 and 2018, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2019 and 2018, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 11 for discussion of these arrangements.

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

15. Related Party Transactions

UHN

In connection with the Company’s entry into a license agreement with UHN on January 27, 2016, the Company issued UHN 1,161,665 shares of its common stock. Upon the closing of the IPO, as UHN’s fully-diluted percentage ownership of the Company was reduced within a range of specified percentages, the Company was obligated to pay UHN an amount of $2,000, which was paid in July 2018. See Note 3 for further discussion on the accounting treatment for this provision.

For the years ended December 31, 2019 and 2018, the Company recognized $821 and $56, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 11 for additional information regarding the UHN license agreements.

Others

For the years ended December 31, 2019 and 2018, the Company recorded expenses of $1,451 and $348, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the board.

For the years ended December 31, 2019 and 2018, the Company recorded expenses of $0 and $40, respectively, related to consulting services provided by an entity affiliated with an officer of the Company and a member of the Board.

16. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In August 2018, the Company’s Board approved a company matching contribution of up to 3%, effective October 1, 2018. The Company made matching contributions of $224 and $35 to the plan during the years ended December 31, 2019 and 2018, respectively.

AVROBIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(amounts in thousands, except share and per share data)

17. Subsequent Events

On December 20, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC (the “December 2019 Shelf,” which covers the offering, issuance and sale by the Company of up to an aggregate of $250.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units. The December 2019 Shelf was declared effective by the SEC on January 14, 2020.

In February 2020, the Company closed an underwritten public offering of 4,350,000 shares of its common stock at a public offering price of $23.00 per share, less underwriting discounts and commissions.  The net proceeds to the Company from this offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $93,547.

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

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

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

10.7††	Amendment No. 1 to License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated February 21, 2018

10.8††	Amendment No. 2 to License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated January 7, 2020

10.9†

Exclusive License Agreement, by and among the Registrant, Stefan Karlsson and Maria Dahl, dated January 30, 2017 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

10.10†

License Agreement, by and between the Registrant and GenStem Therapeutics, Inc., dated October 2, 2017 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

10.11#

Amended and Restated Employment Agreement, by and between the Registrant and Geoff MacKay, effective as of June 25, 2018 (filed as Exhibit 10.9 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No.  333-225213) and incorporated herein by reference)

10.12#

Employment Agreement, by and between the Registrant and Erik Ostrowski, dated December 17, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-38537) and incorporated herein by reference)

EXHIBIT NO.	EXHIBIT INDEX

10.13#

Employment Agreement, by and between the Registrant and Steven Avruch, dated December 17, 2018 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.14#

Consulting Agreement, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated December 17, 2018 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.15#

Employment Agreement, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated December 17, 2018 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.16#	Employment Agreement, by and between the Registrant and Deanna Petersen, dated September 1, 2018

10.17#

2018 Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.18

Lease Agreement, dated as of January 12, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

10.19#

2019 Inducement Plan and form of award agreement thereunder (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 20, 2019 (File No.  333-235643) and incorporated herein by reference)

10.20#	Form of Inducement Stock Option Award (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 25, 2019 (File No. 333-230493)) and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
††	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2020.

AVROBIO, INC.

By:	/s/ Geoff Mackay
Geoff MacKay
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Geoff MacKay and Erik Ostrowski, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Geoff MacKay Geoff MacKay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ Erik Ostrowski Erik Ostrowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2020

/s/ Bruce Booth Bruce Booth, D.Phil.	Chairman of the Board of Directors	March 16, 2020

/s/ Ian T. Clark Ian T. Clark	Director	March 16, 2020

/s/ Phillip B. Donenberg Phillip B. Donenberg	Director	March 16, 2020

/s/ Annalisa Jenkins Annalisa Jenkins, M.B.B.S., F.R.C.P	Director	March 16, 2020

/s/ Christopher Paige Christopher Paige, Ph.D.	Director	March 16, 2020

/s/ Philip J. Vickers Philip J. Vickers, Ph.D.	Director	March 16, 2020