Form 10-Q
period 2020-03-31
AVROBIO, Inc.
filed 2020-05-07
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 36,035,459 shares of common stock, $0.0001 par value per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as  “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “strives,” “should,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the impact of the COVID-19 outbreak on our clinical trial programs and business generally, as well as our plans and expectations with respect to the timing and resumption of any development activities that may be temporarily paused as a result of the COVID-19 outbreak;

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

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$257,695	$187,043
Prepaid expenses and other current assets	7,652	8,658
Total current assets	265,347	195,701
Property and equipment, net	3,407	3,696
Other assets	974	1,117
Total assets	$269,728	$200,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,135	$3,949
Accrued expenses and other current liabilities	10,638	10,068
Total current liabilities	12,773	14,017
Deferred rent, net of current portion	430	484
Total liabilities	13,203	14,501
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 36,031,166 and 31,673,058 shares issued as of March 31, 2020 and December 31, 2019, respectively; 36,010,998 and 31,642,806 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	427,198	330,714
Accumulated deficit	(170,677)	(144,704)
Total stockholders’ equity	256,525	186,013
Total liabilities and stockholders’ equity	$269,728	$200,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$18,274	$12,446
General and administrative	8,315	5,254
Total operating expenses	26,589	17,700
Loss from operations	(26,589)	(17,700)
Other income (expense):
Interest income	632	657
Other expense	(16)	(60)
Total other income (expense), net	616	597
Net loss	$(25,973)	$(17,103)
Comprehensive loss	$(25,973)	$(17,103)
Net loss per share attributable to common stockholders—basic and diluted (Note 10)	$(0.77)	$(0.72)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	33,666,801	23,893,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	31,642,806	$3	$330,714	$(144,704)	$186,013
Stock-based compensation expense	—	—	2,822	—	2,822
Exercise of stock options	7,438	—	35	—	35
Vesting of restricted stock awards and units	10,754	—	—	—	—
Issuance of common stock upon public offering, net of offering costs of $419	4,350,000	1	93,627	—	93,628
Net loss	—	—	—	(25,973)	(25,973)
Balance as of March 31, 2020	36,010,998	4	427,198	(170,677)	256,525

Balance as of December 31, 2018	23,806,628	2	193,921	(71,739)	122,184
Stock-based compensation expense	—	—	1,455	—	1,455
Exercise of stock options	116,859	—	252	—	252
Vesting of restricted stock awards	30,753	—	—	—	—
Net loss	—	—	—	(17,103)	(17,103)
Balance as of March 31, 2019	23,954,241	$2	$195,628	$(88,842)	$106,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,973)	$(17,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	283	190
Stock-based compensation expense	2,822	1,455
Deferred rent expense	(53)	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	976	(1,485)
Other assets	319	—
Accounts payable	(1,443)	671
Accrued expenses and other current liabilities	635	(1,426)
Net cash used in operating activities	(22,434)	(17,738)
Cash flows from investing activities:
Purchases of property and equipment	(577)	(340)
Net cash used in investing activities	(577)	(340)
Cash flows from financing activities:
Proceeds from exercise of stock options	35	252
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	93,628	—
Net cash provided by financing activities	93,663	252
Net increase (decrease) in cash, cash equivalents and restricted cash	70,652	(17,826)
Cash, cash equivalents and restricted cash at beginning of period	187,535	126,794
Cash, cash equivalents and restricted cash at end of period	$258,187	$108,968
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment held for sale	$—	$336
Offering costs included in accrued expenses and accounts payable	$249	$—
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$257,695	$108,476
Long-term restricted cash (included in other assets)	492	492
Cash, cash equivalents and restricted cash at end of period	$258,187	$108,968

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

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The Company has incurred recurring losses since its inception, including net losses of $25,973 and $17,103 for the three months ended March 31, 2020 and 2019, respectively. In addition, as of March 31, 2020, the Company had an accumulated deficit of $170,677. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of March 31, 2020 of $257,695 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the SEC.  However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2020, and the results of its operations for the three months ended March 31, 2020 and 2019, its statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and its statement of cash flows for the three months ended March 31, 2020 and 2019.

The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2020, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as it related to the adoption of new accounting standards during the first three months of 2020 as discussed below.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its initial public offering (“IPO”) or such earlier time that it is no longer an “emerging growth company”.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 during the quarter ended March 31, 2020. The adoption did not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40), or ASU 2018-15. ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 during the quarter ended March 31, 2020. The adoption did not have a material impact on the condensed consolidated financial statements.

In August 2018, The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 during the quarter ended March 31, 2020. The adoption did not have a material impact on the condensed consolidated financial statements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” or ASU 2019-11. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in both ASU 2016-13 and ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, 2016-13 and ASU 2019-11 are effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating ASU 2016-13 and ASU 2019-11 and their impact on its condensed consolidated financial statements and financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, (Topic 842) Leases, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2021, and all interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$253,588	$—	$—	$253,588
Restricted cash	492	—	—	492
	$254,080	$—	$—	$254,080

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$186,797	$—	$—	$186,797
Restricted cash	492	—	—	492
	$187,289	$—	$—	$187,289

There were no transfers within the hierarchy during the three months ended March 31, 2020 or the year ended December 31, 2019.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
Tax incentive refund	$2,034	$1,916
Prepaid research and development costs	4,006	4,915
Prepaid insurance	410	897
Interest income receivable	149	224
Prepaid rent	87	86
Other current assets	966	620
	$7,652	$8,658

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Laboratory and office equipment	$3,450	$3,456
Leasehold improvements	1,340	1,340
Computer equipment and software	134	134
	4,924	4,930
Less: Accumulated depreciation and amortization	(1,517)	(1,234)
	$3,407	$3,696

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $283 and $190, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Compensation and benefit costs	$1,931	$3,028
Research and development costs	6,873	5,794
Consulting and professional fees	974	917
Other liabilities	860	329
	$10,638	$10,068

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

7. Stockholders’ Equity

Common Stock

As of March 31, 2020 and December 31, 2019, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of March 31, 2020 and December 31, 2019, no undesignated preferred stock was outstanding.

In accordance with the Fourth Amended and Restated Certificate of Incorporation, the holders of the common stock shall have the exclusive right to vote for the election of directors of the Company and on all other matters requiring stockholder action, each outstanding share entitling the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote; provided, however, that, except as otherwise required by law, holders of common stock, as such, shall not be entitled to vote on any amendment to a certificate of designations of any series of undesignated preferred stock that alters or changes the powers, preferences, rights or other terms of one or more outstanding series of undesignated preferred stock if the holders of such affected series of undesignated preferred stock are entitled to vote, either separately or together with the holders of one or more other such series, on such amendment pursuant to a certificate of designations of any series of undesignated preferred stock.

Through March 31, 2020, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

At March 31, 2020 and December 31, 2019, the Company has reserved the following shares of common stock for future issuance:

	March 31, 2020	December 31, 2019
Shares reserved for vesting of restricted stock awards	20,168	30,252
Shares reserved for exercise of outstanding stock options	5,310,482	3,414,445
Shares reserved for vesting of restricted stock units	1,630	2,300
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	202,260	332,513
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	776,325	459,595
Shares reserved for issuance under the 2019 Inducement Plan	1,296,000	1,800,000
Total shares of authorized common stock reserved for future issuance	7,606,865	6,039,105

8. Stock-Based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2020	2019
Expected option life (years)	6.00	6.00
Risk-free interest rate	0.96%	2.53%
Expected volatility	75.49%	80.57%
Expected dividend yield	—%	—%

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,414,445	$12.08	8.43	$29,353
Granted	1,932,713
Exercised	(7,438)
Cancelled or forfeited	(29,238)
Outstanding as of March 31, 2020	5,310,482	$15.25	8.83	$17,718
Exercisable as of March 31, 2020	1,319,413	$7.66	7.45	$11,932

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $133 and $1,363, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2020 and 2019 was $13.68 and $11.41, respectively.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2019	32,552	$1.50
Granted	—
Vested	(10,754)	$1.37
Forfeited, canceled or expired	—
Issued and unvested as of March 31, 2020	21,798	$1.56

The total fair value of restricted common stock vested during the three months ended March 31, 2020 and 2019 was $15 and $13, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$1,443	$860
General and administrative	1,379	595
Total stock-based compensation expense	$2,822	$1,455

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

As of March 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $46,313, which is expected to be recognized over a weighted-average period of 3.46 years.

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

For the three months ended March 31, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $0 and $194, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to the Fabry license agreement in the three months ended March 31, 2020 and 2019.

Interleukin 12 License Agreement—

On January 27, 2016, the Company entered into an exclusive license agreement with UHN, pursuant to which UHN granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights related to Interleukin 12. Upon execution of this agreement, the Company paid an upfront license fee of CAD $264. In addition, as part of the initial consideration for the license, the Company issued to UHN 1,161,665 shares of the Company’s common stock. The fair value of the shares issued to UHN of $480 and the upfront fee was expensed upon the execution of the agreement. In addition, the Company agreed to pay UHN up to $2,000 upon the closing of its IPO if certain criteria were met. This obligation was considered a derivative instrument and was initially recorded at fair value. The Company is also required to pay UHN future annual license maintenance fees of CAD $50 on each anniversary of the effective date of the license agreement prior to expiration or termination and potential future milestone payments of up to CAD $19,275 upon the achievement of specified clinical and regulatory milestones. The Company also agreed to pay UHN royalties of a low single-digit percentage of net sales of licensed products sold by the Company. If the Company grants any sublicense rights under the license agreement, the Company has agreed to pay UHN a low double-digit royalty percentage of any sublicense income received by the Company.

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

For the three months ended March 31, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $35 and $38, respectively, which consists of license maintenance fees.  No milestone fees were incurred related to the IL-12 license agreement in the three months ended March 31, 2020 and 2019.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of preferred stock to BioMarin in January 2018.   The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country  No milestone fees related to the license were recorded for the three months ended March 31, 2020 and 2019.

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

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. In November 2019, the Company made a payment of $2,000 in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States. The next anticipated payment under this Agreement is $2,000, which would become due following the dosing of the first patient in the first pivotal clinical trial of AVR-RD-04 in cystinosis in the United States. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. No milestone fees related to the license were recorded for the three months ended March 31, 2020 and 2019.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No milestone fees related to the license were recorded for the three months ended March 31, 2020 and 2019.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	5,310,482	2,986,048
Restricted common stock	21,798	124,821

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

On August 31, 2018, the Company entered into a sub-lease agreement for lab space located in Cambridge, Massachusetts, United States, which expires in October 2020. The annual lease payments are subject to a 3% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in other assets as of December 31, 2019 and March 31, 2020.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2020 and 2019 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2020 and December 31, 2019, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 9. See Note 9 for discussion of these arrangements.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March 31, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

For the three months ended March 31, 2020 and 2019, the Company recognized $35 and $232, respectively, of research and development expense related to the license agreements with UHN (Note 9).

Others

For the three months ended March 31, 2020 and 2019, the Company recorded expenses of $360 and $356, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our subsequent filings with the SEC.

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our investigational gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal diseases, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal diseases have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $4.0 billion in worldwide net sales in 2019.

Our initial pipeline is comprised of four lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-04 for the treatment of cystinosis, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a company-sponsored Phase 2 clinical trial, which we refer to as FAB-201. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Four patients have been dosed in our company-sponsored Phase 2 clinical trial of AVR-RD-01. AVR-RD-04 is currently being studied by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and one patient has been dosed. The first patient in our company-sponsored Phase 1/2 clinical trial for AVR-RD-02 has been enrolled and has completed apheresis. Our AVR-RD-03 program for Pompe disease is currently in preclinical development with the first IND-enabling preclinical study initiated in 2019.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering, or IPO, and we have raised additional capital through an underwritten public offering that closed in July 2019, or the July 2019 Follow-On Offering, and an underwritten public offering that closed in February 2020, or the February 2020 Follow-On Offering. Through March 31, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million, $138.3 million and $100.0 million from sales of our common stock through our IPO, July 2019 Follow-On Offering and February 2020 Follow-On Offering, respectively. In July 2019, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Facility. As of March 31, 2020, we have not offered, issued or sold any shares of common stock under the ATM Facility.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $26.0 million and $17.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $170.7 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to continue incurring additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our IPO and follow-on offerings, and potential proceeds if we offer and sell equity pursuant to the ATM Facility. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of March 31, 2020, we had cash and cash equivalents of $257.7 million. We believe that our existing cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Update Regarding COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has affected our employees, patients, communities and business operations, including our ongoing clinical trials, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will impact our clinical and preclinical activities, results of operations and financial condition, and business operations generally will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Clinical Programs

As the global healthcare community continues to respond to the increase in COVID-19 cases, many hospitals, including our clinical sites, have temporarily paused elective medical procedures, which includes dosing of new patients in clinical trials of our investigational gene therapies. We continue to closely monitor this rapidly evolving situation and the potential impact on our clinical trial programs. Set forth below is a summary of updates for each of our clinical trial programs.

AVR-RD-01 clinical trials in Fabry disease

•	Patient identification activities for the company-sponsored Phase 2 FAB-201 trial continue for our clinical sites in Australia, Canada and the United States.
•	We anticipate patient enrollment and dosing will resume as hospitals allow.
•

Ongoing data collection has continued for dosed patients in both our Phase 1 investigator-sponsored clinical trial and Phase 2 FAB-201 clinical trial, though certain data collection has been delayed by the COVID-19 pandemic. We currently anticipate that these delays will not impact the integrity and interpretation of the study results.

AVR-RD-04 Phase 1/2 clinical trial in cystinosis

•	Patient identification activities continue.
•

A second patient in the study has been enrolled and has completed apheresis. Cryopreserved drug product for that patient has been manufactured and dosing is expected to occur as soon as the UCSD clinical site allows.

•

Ongoing data collection has continued for the first patient dosed in the trial, though certain data collection has been delayed by the COVID-19 pandemic. We currently anticipate that these delays will not impact the integrity and interpretation of the study results.

AVR-RD-02 Phase 1/2 clinical trial in Gaucher disease

•

The first patient in the trial has been enrolled and has completed apheresis. Cryopreserved drug product for that patient has been manufactured and dosing is currently anticipated for the second quarter of 2020, but is dependent on when the clinical site allows.

•	Subsequent new patient dosing timelines have been impacted by the COVID-19 pandemic. However, patient identification activities continue for our clinical sites in Australia and Canada.
•	We expect to open new clinical sites in the United States and Israel in the fourth quarter of the year.

Business Operations

On March 10, 2020, we created an internal, cross-functional COVID-19 Response Team to closely monitor the evolving situation and advise on the company’s activities in response to the evolving COVID-19 pandemic. We have implemented a work-from-home policy for all employees excluding those providing essential services, such as our laboratory staff. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees. We currently cannot determine how long our work-from-home policy will remain in effect. Any modifications to our current policy will in part be determined by updated guidance from local, state and federal authorities, and we expect that any changes will be implemented gradually and with appropriate safety measures and policies designed to comply with applicable guidelines and regulations. Notwithstanding these changes to our business operations, we have continued to recruit and hire key personnel to support the company’s objectives, increasing our headcount to 112 full-time employees as of March 31, 2020.

Research and Development; Regulatory

Our AVR-RD-03 program for Pompe disease is currently in preclinical development with the first IND-enabling preclinical study initiated in 2019, and we are also continuing early studies for future potential disease indications.

We currently do not anticipate any material impact on our regulatory activities for our clinical programs.

For additional information regarding the impact of the COVID-19 pandemic on our business, please see the section titled “Risk Factors” in Part II, Section 1.A of this Quarterly Report.

Other Updates

In January 2020, we announced that we received notice of clearance from the U.S. Food and Drug Administration, or FDA, regarding an investigational new drug, or IND, application for AVR-RD-02 for the treatment of Gaucher disease. This announcement followed receipt of FDA orphan drug designation status for AVR-RD-02 for Gaucher disease and enables us to expand the Phase 1/2 clinical trial in Gaucher disease to the United States, supported by our plato platform.

In February 2020, we presented new clinical data at the 16th Annual WORLDSymposium in Orlando, Florida, including new data on AVR-RD-01 for Fabry disease, initial data on AVR-RD-04 for cystinosis, and initial data from the clinical debut of our plato platform.

In February 2020, we sold 4,350,000 shares of our common stock in an underwritten public offering. The aggregate gross proceeds to the company from the offering, before deducting underwriting discounts and commission and estimated offering expenses, totaled approximately $100.0 million.

In March 2020, we announced that the FDA granted orphan drug designation to AVR-RD-04 for cystinosis.

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

	Three Months Ended March 31,
	2020	2019
Fabry	$1,494	$2,221
Gaucher	2,305	2,066
Pompe	1,119	1,498
Cystinosis	360	475
Other	2,206	784
Unallocated research and development expenses	10,790	5,402
Total research and development expenses	$18,274	$12,446

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

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	the impact of the COVID-19 pandemic on our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety profile with IND-enabling studies;
•	successful patient enrollment in, and the design, initiation and completion of, clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing and maintaining clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials for any reason, including as a result of the ongoing COVID-19 pandemic, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our consolidated results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating expenses:
Research and development	$18,274	$12,446	$5,828
General and administrative	8,315	5,254	3,061
Total operating expenses	26,589	17,700	8,889
Loss from operations	(26,589)	(17,700)	(8,889)
Other income (expense):
Interest income	632	657	(25)
Other expense	(16)	(60)	44
Total other income, net	616	597	19
Net loss	$(25,973)	$(17,103)	$(8,870)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Direct research and development expenses by program:
Fabry	$1,494	$2,221	$(727)
Gaucher	2,305	2,066	239
Pompe	1,119	1,498	(379)
Cystinosis	360	475	(115)
Other	2,206	784	1,422
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	7,536	4,027	3,509
Other	3,254	1,375	1,879
Total research and development expenses	$18,274	$12,446	$5,828

Research and development expenses were $18.3 million for the three months ended March 31, 2020, as compared to $12.4 million for the three months ended March 31, 2019. The increase of $5.8 million was primarily due to an increase of $5.4 million in unallocated research and development expenses, an increase of $1.4 million in direct costs related to our Other programs and an increase of $0.2 million in direct costs related to our Gaucher program, offset by a decrease of $0.7 million in direct costs related to our Fabry program, a decrease of $0.4 million in direct costs related to our Pompe program and a decrease of $0.1 million in direct costs related to our Cystinosis program.

The decrease in direct costs related to our Fabry program was primarily due to a $0.9 million decrease in manufacturing costs and a $0.6 million decrease in preclinical costs, partially offset by a $0.8 million increase in clinical costs.

The increase in direct costs related to our Gaucher program was primarily due to a $0.4 million increase in manufacturing costs and a $0.1 million increase in clinical costs, partially offset by a decrease of $0.2 million in preclinical costs.

The decrease in direct costs related to our Pompe program was primarily due to a $0.6 million decrease in preclinical costs, partially offset by a $0.2 million increase in manufacturing costs.

The increase in direct costs related to our Other programs was primarily due to a $1.3 million increase in manufacturing costs.

The increase in unallocated research and development expenses was primarily due to an increase of $3.5 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department, an increase of $0.7 in preclinical costs and an increase of $0.7 million in facilities costs and rent expense. Personnel-related costs for the three months ended March 31, 2020 and 2019 included non-cash stock-based compensation expense of $1.4 million and $0.9 million, respectively.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended March 31, 2020, compared to $5.3 million for the three months ended March 31, 2019. The increase of $3.0 million was primarily due to an increase of $2.0 million in personnel-related costs, including non-cash stock-based compensation and an increase of $0.6 million in consulting costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income, Net

Other income, net was income of $0.6 million for the three months ended March 31, 2020, compared to $0.6 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, our July 2019 Follow-On Offering and our February 2020 Follow-On Offering. Through March 31, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million, $138.3 million and $100.0 from sales of our common stock through our IPO, July 2019 Follow-On Offering and February 2020 Follow-On Offering, respectively.

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

In February 2020, we closed the February 2020 Follow-On Offering as an underwritten public offering under the December 2019 Shelf of 4,350,000 shares of our common stock at a public offering price of $23.00 per share, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $93.6 million.

As of March 31, 2020, we have not offered, issued or sold any shares of common stock under our ATM Facility.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(22,434)	$(17,738)
Net cash used in investing activities	(577)	(340)
Net cash provided by financing activities	93,663	252
Net increase in cash and cash equivalents	$70,652	$(17,826)

Operating Activities

During the three months ended March 31, 2020, operating activities used $22.4 million of cash, cash equivalents and restricted cash, resulting from our net loss of $26.0 million partially offset by cash provided by changes in our operating assets and liabilities of $0.5 million and non-cash charges of $3.1 million. The net changes in our operating assets and liabilities were primarily due to decreases in prepaid expenses and other current assets of $1.0 million due to ongoing preclinical, manufacturing, and clinical trial efforts, a decrease in other assets of $0.3 million and an increase in accrued expenses and other liabilities of $0.6 million, partially offset by a decrease in accounts payable of $1.4 million. The non-cash charges primarily included $2.8 million of stock-based compensation expense and $0.3 million of depreciation expense.

Investing Activities

During the three months ended March 31, 2020, we used $0.6 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment. During the three months ended March 31, 2019, we used $0.3 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $93.7 million, primarily consisting of net cash proceeds of $93.6 million from our February 2020 Follow-On Offering.  During the three months ended March 31, 2019, net cash provided by financing activities was $0.3 million, primarily consisting of proceeds from the exercise of stock options.

Funding Requirements

Notwithstanding the impact of the COVID-19 pandemic on our company and the global economy generally, we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, the ongoing investigator-sponsored clinical trial of AVR-RD-04 and our ongoing clinical trial of AVR-RD-02;

•	initiate additional clinical trials and preclinical studies for our other current and future product candidates;
•	encounter delays or interruptions in our preclinical studies, clinical trials, or supply chain as a result of the COVID-19 pandemic;
•	seek to identify and develop or in-license or acquire additional product candidates and technologies;
•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;

•	expand our infrastructure, office space and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

We believe that our existing cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020. There have been no significant changes to the table contained therein as of March 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2020, we had cash and cash equivalents of $257.7 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended March 31, 2020 and 2019, we recognized foreign currency transaction losses of $16 and $60, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2020. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows in conformity with GAAP.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019 and the first quarter of 2020, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate these material weaknesses. These efforts, which we have continued to test through the first quarter of 2020, include:

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

We believe significant progress was made in 2019 and during the first quarter of 2020 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management concluded that the material weaknesses were not fully remediated as of December 31, 2019 or March 31, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2020, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or the SEC, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Quarterly Report on Form 10-Q.

Risks related to our business, financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred net losses. We incurred net losses of $73.0 million and $46.4 million for the years ended December 31, 2019 and 2018, respectively, and $26.0 million for the three months ended March 31, 2020. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, the investigator-sponsored Phase 1/2 clinical trial for AVR-RD-04 and our Phase 1/2 clinical trial for AVR-RD-02;

•	initiate additional clinical trials and preclinical studies for our current and future product candidates;
•	experience delays or interruptions in preclinical studies, clinical trials, or our supply chain due to the COVID-19 pandemic;
•	seek to identify and develop or in-license additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	continue our implementation of our plato platform as we seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	expand our office space, infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

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

As of March 31, 2020, we had cash and cash equivalents of $257.7 million. We believe that our existing cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our other product candidates, including the extent of any impacts from the COVID-19 pandemic on these activities;

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

We are a clinical-stage company founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates and establishing research and development and manufacturing capabilities. Although we initiated our ongoing Phase 2 clinical trial for AVR-RD-01 in June 2018, the first patient in the ongoing investigator-sponsored clinical trial of AVR-RD-04 was dosed in October 2019, and the first patient in our ongoing Phase 1/2 clinical trial of AVR-RD-02 has been enrolled, we have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a clinical or commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks related to the discovery and development of our product candidates

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the COVID-19 pandemic. In addition, the implementation of our plato platform and upgrades, including our transition to therapeutic drug monitoring, or TDM, conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, we have only dosed one patient using our plato platform, which we plan to utilize for the majority of patients in our ongoing Phase 2 clinical trial for AVR-RD-01 and all patients in the Phase 1/2 clinical trial of AVR-RD-02. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date in the Phase 1 and Phase 2 clinical trials of AVR-RD-01.

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

The FDA continues to develop its approach to assessing gene and cell therapy products. For example, the agency has released a series of draft and final guidance documents relating to, among other topics, various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. In January 2020, the FDA released a final guidance with recommendations for long-term follow-up studies of patients following human gene therapy administration due to the increased risk of undesirable and unpredictable outcomes with gene therapies that may present as delayed adverse events. We cannot be certain whether such guidance, or other guidance that the FDA may issue, will be relevant to or have an adversely impact on our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes.

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

In 2019 we began transitioning, in connection with our company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize TDM to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. While we anticipate that the conditioning regimen may be performed during a limited hospital stay or potentially through an outpatient procedure, on a case-by-case basis as directed by a patient’s physician, we cannot guarantee that the conditioning will not require a lengthier hospitalization. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in the ongoing investigator-sponsored Phase 1 clinical trial and our ongoing company-sponsored Phase 2 clinical trial of AVR-RD-01, as well as the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04, several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, were observed. While such adverse events in connection with conditioning is expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, AVR-RD-01, AVR-RD-04 or our other product candidates for any or all targeted indications. In addition, although in the future we may implement new procedures to screen for certain pre-cancerous genetic mutations prior to commencement of the conditioning regimen as an additional risk reduction measure, there can be no guarantees that these procedures, if implemented, would be successful. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Furthermore, if we or others later identify undesirable side effects caused by AVR-RD-01, AVR-RD-04, AVR-RD-02 or our other product candidates, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional or boxed warnings on the label;
•	we may be required to change the way a product candidate is distributed, dispensed, or administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, prospects, financial condition and results of operations.

We have never completed a pivotal clinical trial, and may be unable to do so for any product candidates we may develop, including AVR-RD-01, AVR-RD-04 and AVR-RD-02.

We are at an early stage of development for all of our product candidates including AVR-RD-01, AVR-RD-04 and AVR-RD-02. Our product candidate AVR-RD-01 has been administered to only five patients in an ongoing investigator-sponsored Phase 1 clinical trial and to four patients in our ongoing Phase 2 clinical trial, and AVR-RD-04 has been administered to only one patient in the ongoing investigator-sponsored Phase 1/2 clinical.  Although patient enrollment has commenced for our Phase 1/2 clinical trial of AVR-RD-02, we do not expect to dose the first patient until the second quarter of 2020, which timing could be delayed as a result of the ongoing COVID-19 pandemic or the other risks described in these Risk Factors.  These ongoing clinical trials must be completed, as well as potentially additional pivotal clinical trials in order to obtain FDA approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

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

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. Based on results observed from ongoing trials of AVR-RD-01, there can be no assurance that increased levels of plasma α-galactosidase A in patients treated with AVR-RD-01 will be maintained over time. In addition, while the first, third and fifth patients from the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 discontinued ERT, there can be no assurance that these patients, or others who in the future may discontinue ERT, will remain off ERT. The initial results from the investigator-sponsored clinical trial of AVR-RD-04 only represent three months of clinical data from one patient, and there is no assurance that future clinical data from this patient or other patients will produce similar results. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. To date, we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates, including AVR-RD-01, AVR-RD-04 and AVR-RD-02. While we are aware that the FDA utilized an efficacy endpoint based on patients’ kidney biopsy in the recent approval of Migalastat for Fabry disease, for which we are also measuring as our primary efficacy endpoint in our ongoing Phase 2 clinical trial of AVR-RD-01, there can be no guarantees that regulatory agencies will permit us to use the same endpoint in connection with further development of AVR-RD-01. Therefore, there are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Although patient enrollment has commenced for our Phase 1/2 clinical trial of AVR-RD-02 and the first patient has completed apheresis, we have not dosed any patients, and our AVR-RD-03 product candidate is in preclinical development and has not yet been tested in humans. Any of our other current or future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, including as a result of the ongoing COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. For example, as a result of the COVID-19 pandemic, patient enrollment and dosing has been paused in our Phase 2 clinical trial of AVR-RD-01, the investigator-sponsored clinical trial of AVR-RD-04 and our Phase 1/2 clinical trial of AVR-RD-02, and certain data collection has been delayed for the investigator-sponsored Phase 1 and company-sponsored Phase 2 clinical trials of AVR-RD-01 and the investigator-sponsored clinical trial of AVR-RD-04.

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

Patient enrollment and trial completion is affected by factors including the:

•	ability to enroll patients and conduct studies as a result of the ongoing COVID-19 pandemic;
•	size of the patient population and process for identifying patients;
•	design of the trial protocol;
•	eligibility and exclusion criteria;
•	perceived risks and benefits of the product candidate under study;
•	perceived risks and benefits of gene therapy-based approaches to treatment of diseases, including any required pretreatment conditioning regimens;
•	availability of competing therapies and clinical trials;
•	severity of the disease under investigation;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective patients;
•	ability to obtain and maintain subject consent;
•	risk that enrolled patients will drop out before completion of the trial;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China and has reached many other regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located and Toronto, Ontario where we have a satellite office.  The COVID-19 pandemic is still evolving, and to date has led to the implementation of various responses, including government-imposed quarantines and stay-at-home orders, business closures, border closures and travel restrictions, cancellations of public gatherings, and other public health safety measures. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and applicable government recommendations and have implemented a work-from-home policy for all employees excluding those providing essential services, such as our laboratory staff. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people.

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and may continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community continues to respond to the increase in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, have temporarily paused elective procedures, which includes dosing of new patients with our investigational gene therapies. Additionally, while ongoing data collection has continued for patients that have been dosed, certain data collection has been delayed and additional delays could result from COVID-19-related interruptions. Furthermore, for certain of our clinical trials where additional patients have been identified and enrolled and cryopreserved drug product has been manufactured for dosing when clinical sites permit, there can be no assurance that dosing will actually occur in a timely manner or at all. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe and Israel, and each of these regions are currently being affected by COVID-19.

Additional factors from the COVID-19 pandemic that have delayed and may continue to delay or otherwise adversely affect enrollment in or the progress of the clinical trials of our product candidates, as well as our business generally, include:

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

•

business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or those of third party service providers, contractors, or suppliers on whom we rely, impair the productivity of our personnel, subject us to additional cybersecurity risks, create data accessibility problems, cause us to become more susceptible to communication disruptions, or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors;

•

business disruptions involving our third parties on whom we rely, including CROs and other collaborators for the conduct of our clinical trials or our third party suppliers or manufacturers, which could impact their ability to perform adequately or disrupt our supply chain; and

•	changes in hospital or research institution policies or government regulations, which could delay or adversely impact our ability to conduct our clinical trials.

These and other factors arising from the COVID-19 pandemic could worsen and further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and the actions to contain or mitigate the coronavirus or treat its impact, among others.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays as a result of the ongoing COVID-19 pandemic;
•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;
•	failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical study sites or patients dropping out of a study;
•	the occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates for Fabry disease, cystinosis, Gaucher disease and Pompe disease. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our product candidates. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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
•

disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the impact of the ongoing COVID-19 pandemic or the bankruptcy of the manufacturer or supplier.

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

Our reliance on these suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

•	delays in production, supply, shipment or delivery as a result of the ongoing COVID-19 pandemic;
•	the interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•	a lack of long-term supply arrangements for key components with our suppliers;
•	the inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•	a delay in delivery due to our suppliers prioritizing other customer orders over ours;
•	damage to our reputation caused by defective components produced by our suppliers;
•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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
•

the prevalence and severity of any adverse events or side effects, including any limitations or warnings contained in a product’s approved labeling or that are later found to be associated with a product, including in findings from long-term follow-up studies;

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, was enacted, which, substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extends the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjects manufacturers to new annual fees and taxes for certain branded prescription drugs, creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of 2019 due to subsequent legislation) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and provides incentives to programs that increase the federal government’s comparative effectiveness research.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budgets for fiscal year 2020 contain further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients.  Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia, myelodysplastic syndromes and deaths seen in other trials using other vectors. Adverse events in our clinical studies or discovered in long-term follow-up, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team and key employees, including our Chief Executive Officer, Chief Financial Officer, President of Research and Development, Head of Operations, Chief Science Officer, Chief Business Officer, and Chief Legal Officer, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We will need to expand our operations and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2020, we had 112 full-time employees. As we mature, we expect to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $121.8 million and $115.1 million, respectively, and federal and state research and development tax credit carryforwards of approximately $1.0 million and $0.2 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2037 (other than federal net operating loss carryforwards generated in taxable years ending after December 31, 2017, which are not subject to expiration). These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced ownership changes in the past. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurred or occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

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

Some of the intellectual property rights we have licensed, including rights licensed to us by GenStem, may have been generated through the use of U.S. government and California state funding and may therefore be subject to certain federal and state laws and regulations. For example, with respect to the AVR-RD-04 program for cystinosis, the NIH previously granted funding to UCSD for certain research in connection with the development of UCSD’s gene therapy program for cystinosis, which we have licensed from GenStem. As a result, the U.S. government may have certain rights to intellectual property embodied in our AVR-RD-04 program, or in other product candidates to the extent funded by the U.S. government pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM, which has granted funds for the study of AVR-RD-04 for cystinosis, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through April 30, 2020, the trading price of our common stock has ranged from $9.76 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

•	the ongoing COVID-19 pandemic;
•	adverse results or delays in preclinical studies or clinical trials;
•	reports of adverse events in other gene therapy products or clinical studies of such products;
•	an inability to obtain additional funding;

•	failure by us to successfully develop and commercialize our product candidates;
•	failure by us to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	the introduction of new products, services or technologies by our competitors;
•	failure by us to meet or exceed financial projections we may provide to the public;
•	failure by us to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	the trading volume of our common stock.

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

Based on shares outstanding as of April 30, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 28% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act. We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 in any given year. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this report. In particular, we have not included in our Annual Report on Form 10-K for the year ended December 31, 2019 or in our 2020 annual proxy statement all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019 and the first quarter of 2020, we took a number of actions, including the efforts outlined in Item 4 of this Quarterly Report on Form 10-Q, designed to improve our internal control over financial reporting to remediate these material weaknesses. We have continued to test these improvements through the first quarter of 2020.

We believe significant progress was made in 2019 and through the first quarter of 2020 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management concluded that the material weaknesses were not fully remediated as of December 31, 2019 or March 31, 2020.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2020, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 5,310,482 shares reserved for issuance upon the exercise of existing stock options outstanding as of March 31, 2020 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933 or the Securities Exchange Act of 1934. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. We have chosen the United States District Court for the District of Massachusetts as the sole and exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. In August 2019, the decision was appealed to the Delaware Supreme Court, and in March 2020 the Delaware Supreme Court reversed the Court of Chancery’s decision. As a result of the Delaware Supreme Court’s reversal, we intend to enforce our Federal Forum Provision designating the District of Massachusetts as the exclusive forum for Securities Act claims.

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

As of March 31, 2020, we had used all of the net proceeds from the IPO, primarily to fund our current programs in Fabry disease, cystinosis, Gaucher disease and Pompe disease; our external and internal manufacturing and process development activities related to our programs and to fund research and development activities that relate to all of our clinical and preclinical activities, including the cost of research and development personnel; and general and administrative expenses, working capital and other general corporate purposes.

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

AVROBIO, INC.

Date: May 7, 2020	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: May 7, 2020	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer