Form 10-Q
period 2020-06-30
AVROBIO, Inc.
filed 2020-08-06
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 36,442,605 shares of common stock, $0.0001 par value per share, outstanding.

i

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as  “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “strives,” “should,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the impact of the COVID-19 pandemic on our clinical trial programs, clinical supply and business generally, as well as our plans and expectations with respect to the timing and resumption of any development activities that were or may be temporarily paused as a result of the COVID-19 pandemic;

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

•	the durability of effects from our product candidates;
•	the timing, scope or likelihood of regulatory filings and approvals;
•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•	the implementation of our business model and our strategic plans for our business, product candidates, technology and plato® platform;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the scalability and commercial viability of our manufacturing methods and processes, including our move to a closed, automated system;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
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

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$244,380	$187,043
Prepaid expenses and other current assets	6,640	8,658
Total current assets	251,020	195,701
Property and equipment, net	3,580	3,696
Other assets	968	1,117
Total assets	$255,568	$200,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,619	$3,949
Accrued expenses and other current liabilities	12,792	10,068
Total current liabilities	15,411	14,017
Deferred rent, net of current portion	370	484
Total liabilities	15,781	14,501
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 36,441,414 and 31,673,058 shares issued as of June 30, 2020 and December 31, 2019, respectively; 36,432,145 and 31,642,806 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	439,288	330,714
Accumulated deficit	(199,505)	(144,704)
Total stockholders’ equity	239,787	186,013
Total liabilities and stockholders’ equity	$255,568	$200,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$20,866	$12,267	$39,140	$24,713
General and administrative	7,991	4,345	16,306	9,599
Total operating expenses	28,857	16,612	55,446	34,312
Loss from operations	(28,857)	(16,612)	(55,446)	(34,312)
Other income (expense):
Interest income	62	565	694	1,222
Other expense	(33)	(8)	(49)	(68)
Total other income, net	29	557	645	1,154
Net loss	$(28,828)	$(16,055)	$(54,801)	$(33,158)
Comprehensive loss	$(28,828)	$(16,055)	$(54,801)	$(33,158)
Net loss per share attributable to common stockholders—basic and diluted (Note 10)	$(0.80)	$(0.67)	$(1.57)	$(1.38)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders—basic and diluted	36,104,919	24,046,262	34,885,804	23,985,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	31,642,806	$3	$330,714	$(144,704)	$186,013
Stock-based compensation expense	—	—	2,822	—	2,822
Exercise of stock options	7,438	—	35	—	35
Vesting of restricted stock awards and units	10,754	—	—	—	—
Issuance of common stock upon public offering, net of offering costs of $419	4,350,000	1	93,627	—	93,628
Net loss	—	—	—	(25,973)	(25,973)
Balance as of March 31, 2020	36,010,998	$4	$427,198	$(170,677)	$256,525

Stock-based compensation expense	—	—	3,899	—	3,899
Exercise of stock options	24,542	—	61	—	61
Vesting of restricted stock awards and units	10,228	—	—	—	—
Issuance of common stock under ATM facility, net of offering costs of $67	384,140	—	8,130	—	8,130
Issuance of common stock under the 2018 employee stock purchase plan	2,237	—	—		—
Net loss				(28,828)	(28,828)
Balance as of June 30, 2020	36,432,145	$4	$439,288	$(199,505)	$239,787

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	23,806,628	$2	$193,921	$(71,739)	$122,184
Stock-based compensation expense	—	—	1,455	—	1,455
Exercise of stock options	116,859	—	252	—	252
Vesting of restricted stock awards and units	30,753	—	—	—	—
Net loss	—	—	—	(17,103)	(17,103)
Balance as of March 31, 2019	23,954,240	$2	$195,628	$(88,842)	$106,788

Stock-based compensation expense	—	—	1,663	—	1,663
Exercise of stock options	110,290	—	238	—	238
Vesting of restricted stock awards and units	30,757	—	—	—	—
Net loss	—	—	—	(16,055)	(16,055)
Balance as of June 30, 2019	24,095,287	$2	$197,529	$(104,897)	$92,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(54,801)	$(33,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	584	390
Stock-based compensation expense	6,721	3,118
Deferred rent expense	(108)	(81)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,987	(4,121)
Other assets	76	(57)
Accounts payable	(930)	26
Accrued expenses and other current liabilities	3,019	(1,820)
Net cash used in operating activities	(43,452)	(35,703)
Cash flows from investing activities:
Purchases of property and equipment	(1,065)	(741)
Net cash used in investing activities	(1,065)	(741)
Cash flows from financing activities:
Proceeds from exercise of stock options	96	490
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	93,628	—
Proceeds from issuance of common shares under ATM facility, net of offering costs	8,130	—
Net cash provided by financing activities	101,854	490
Net increase (decrease) in cash, cash equivalents and restricted cash	57,337	(35,954)
Cash, cash equivalents and restricted cash at beginning of period	187,535	126,794
Cash, cash equivalents and restricted cash at end of period	$244,872	$90,840
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment held for sale	$—	$10
Offering costs included in accrued expenses and accounts payable	$—	$180
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$244,380	$90,348
Long-term restricted cash (included in other assets)	492	492
Cash, cash equivalents and restricted cash at end of period	$244,872	$90,840

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

The Company has incurred recurring losses since its inception, including net losses of $54,801 and $33,158 for the six months ended June 30, 2020 and 2019, respectively. In addition, as of June 30, 2020, the Company had an accumulated deficit of $199,505. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of June 30, 2020 of $244,380 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the SEC.  However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2020, and the results of its operations for the three and six months ended June 30, 2020 and 2019, its statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and its statement of cash flows for the six months ended June 30, 2020 and 2019.

The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2020, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as it related to the adoption of new accounting standards during the first six months of 2020 as discussed below.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For public companies, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2021.  The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$244,112	$—	$—	$244,112
Restricted cash	492	—	—	492
	$244,604	$—	$—	$244,604

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$186,797	$—	$—	$186,797
Restricted cash	492	—	—	492
	$187,289	$—	$—	$187,289

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

There were no transfers within the hierarchy during the six months ended June 30, 2020 or the year ended December 31, 2019.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
Tax incentive refund	$2,132	$1,916
Prepaid research and development costs	3,346	4,915
Prepaid insurance	75	897
Interest income receivable	7	224
Prepaid rent	83	86
Other current assets	997	620
	$6,640	$8,658

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
Laboratory and office equipment	$3,916	$3,456
Leasehold improvements	1,340	1,340
Computer equipment and software	142	134
	5,398	4,930
Less: Accumulated depreciation and amortization	(1,818)	(1,234)
	$3,580	$3,696

Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $584 and $390, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Compensation and benefit costs	$3,709	$3,028
Research and development costs	8,206	5,794
Consulting and professional fees	144	917
Other liabilities	733	329
	$12,792	$10,068

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

7. Stockholders’ Equity

Common Stock

As of June 30, 2020 and December 31, 2019, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of June 30, 2020 and December 31, 2019, no undesignated preferred stock was outstanding.

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

Through June 30, 2020, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

At June 30, 2020 and December 31, 2019, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2020	December 31, 2019
Shares reserved for vesting of restricted stock awards	10,084	30,252
Shares reserved for exercise of outstanding stock options	5,586,794	3,414,445
Shares reserved for vesting of restricted stock units	1,486	2,300
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	3,430,156	332,513
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	774,088	459,595
Shares reserved for issuance under the 2019 Inducement Plan	1,067,250	1,800,000
Total shares of authorized common stock reserved for future issuance	10,869,858	6,039,105

8. Stock-Based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2020	2019
Expected option life (years)	6.00	6.03
Risk-free interest rate	0.88%	2.54%
Expected volatility	75.72%	80.86%
Expected dividend yield	—%	—%

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,414,445	$12.08	8.43	$29,353
Granted	2,249,713	$20.08
Exercised	(31,980)	$3.04
Cancelled or forfeited	(45,384)	$20.10
Outstanding as of June 30, 2020	5,586,794	$15.29	8.68	$22,733
Exercisable as of June 30, 2020	1,533,008	$8.34	7.38	$15,102

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $546 and $3,349, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2020 and 2019 was $13.16 and $11.37, respectively.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2019	32,552	$1.50
Granted	—
Vested	(20,982)	$1.01
Forfeited, canceled or expired	—
Issued and unvested as of June 30, 2020	11,570	$2.38

The total fair value of restricted common stock vested during the six months ended June 30, 2020 and 2019 was $21 and $29, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$1,966	$901	$3,409	$1,761
General and administrative	1,933	762	3,312	1,357
Total stock-based compensation expense	$3,899	$1,663	$6,721	$3,118

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $45,535, which is expected to be recognized over a weighted-average period of 3.27 years.

9. License Agreements

Agreements with UHN

Fabry License Agreement—

On January 27, 2016, the Company entered into an agreement with the University Health Network (“UHN”), pursuant to which UHN granted the Company an option to enter into an exclusive license under the UHN intellectual property related to Fabry disease in accordance with the pre-negotiated licensing terms. On November 4, 2016, the Company exercised its option and entered into a license agreement with UHN, pursuant to which UHN granted the Company an exclusive worldwide license under certain intellectual property rights and a non-exclusive worldwide license under certain know-how, in each case subject to certain retained rights, to develop, commercialize and sell products for use in the treatment of Fabry disease.

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

For the three months ended June 30, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $147 and $132, respectively, which consists of reimbursable funded study trial costs.  For the six months ended June 30, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $147 and $325, respectively. No milestone or maintenance fees were incurred related to the Fabry license agreement in the six months ended June 30, 2020 and 2019.

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

For the three months ended June 30, 2020 and 2019, the Company did not record research and development expense related to this agreement with UHN.  For the six months ended June 30, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $38 and $38, respectively, which consists of license maintenance fees. No milestone fees were incurred related to the IL-12 license agreement in the six months ended June 30, 2020 and 2019.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of preferred stock to BioMarin in January 2018.   The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country  No milestone fees related to the license were recorded for the six months ended June 30, 2020 and 2019.

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

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. In November 2019, the Company made a payment of $2,000 in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States. The next anticipated payment under this Agreement is $2,000, which would become due following the dosing of the first patient in the first pivotal clinical trial of AVR-RD-04 in cystinosis in the United States. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. No milestone fees related to the license were recorded for the six months ended June 30, 2020 and 2019.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No milestone fees related to the license were recorded for the six months ended June 30, 2020 and 2019.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	5,586,794	2,957,457
Restricted common stock	11,570	94,065

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

On August 31, 2018, the Company entered into a sub-lease agreement for laboratory space located in Cambridge, Massachusetts, United States, which was set to expire in October 2020.  On June 9, 2020, the Company amended the terms of the sublease, which is now set to expire in April 2022.  The annual lease payments are subject to a 5% increase each year.  In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in other assets as of December 31, 2019 and June 30, 2020.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025.  The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 2 through 5. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD $27, which was recorded in prepaids and other current assets as of June 30, 2020.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2020 and 2019 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2020 and December 31, 2019, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 9. See Note 9 for discussion of these arrangements.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at June 30, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

For the three months ended June 30, 2020 and 2019, the Company recognized $147 and $132, respectively, of research and development expense related to the license agreements with UHN. For the six months ended June 30, 2020 and 2019, the Company recognized $185 and $363, respectively, of research and development expense related to the license agreements with UHN (Note 9).

Others

For three months ended June 30, 2020 and 2019, the Company recorded expenses of $365 and $365, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors. For the six months ended June 30, 2020 and 2019, the Company recorded expenses of $725 and $721, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors

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

Our initial pipeline is comprised of four lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-04 for the treatment of cystinosis, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being studied in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial, which we refer to as FAB-201. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Four patients have been dosed in the Company-sponsored Phase 2 FAB-201 trial. AVR-RD-04 is currently being studied by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and two patients have been dosed. AVR-RD-02 is currently being studied in a Company-sponsored Phase 1/2 clinical trial, which we refer to as GuardOne, and one patient has been dosed. AVR-RD-03 is currently in preclinical development, with IND-enabling preclinical studies, including a proof-of-concept study, expected to conclude in 2020.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering, or IPO, and we have raised additional capital through an underwritten public offering that closed in July 2019, or the July 2019 Follow-On Offering, and an underwritten public offering that closed in February 2020, or the February 2020 Follow-On Offering. Through June 30, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million, $138.3 million and $100.0 million from sales of our common stock through our IPO, July 2019 Follow-On Offering and February 2020 Follow-On Offering, respectively. In July 2019, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Facility. During the quarter ended June 30, 2020, we sold and issued 384,140 shares of common stock under the ATM Facility for gross proceeds of approximately $8.5 million.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $54.8 million and $33.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $199.5 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to continue incurring additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our IPO, follow-on offerings, and our ATM Facility. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of June 30, 2020, we had cash and cash equivalents of $244.4 million. We believe that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Clinical Update – AVR-RD-01 for Fabry disease

AVR-RD-01 is currently being studied in two ongoing clinical trials. A Phase 1 investigator-sponsored clinical trial of AVR-RD-01 is being conducted by the University Health Network, or UHN, and sponsored by Fabry Disease Clinical Research and Therapeutics, or FACTs, at three centers in Canada. A total of five male patients with Fabry disease who have been previously treated with enzyme replacement therapy, or ERT, for at least six months have been enrolled and enrollment is complete. We are also sponsoring a Phase 2 open-label, multinational clinical trial, which we refer to as FAB-201, with expected enrollment of eight to 12 male patients with classic Fabry disease, 16 to 50 years old, who have not been treated with ERT or chaperone therapy within three years prior to enrollment. As of August 6, 2020, four patients in Australia have enrolled in the Phase 2 FAB-201 trial.

The primary efficacy endpoint of our Phase 2 FAB-201 clinical trial is the change from baseline in the average number of globotriaosylceramide, or Gb3, inclusions per peritubular capillary, or PTC, as measured in a patient kidney biopsy one year (48 weeks) after treatment with AVR-RD-01. In addition to safety, the Phase 2 and Phase 1 clinical trials are also examining additional secondary efficacy endpoints including biomarkers such as plasma lyso-globotriaosylsphingosine, or lyso-Gb3, alpha-galactosidase A, or AGA, enzyme levels measured in plasma and leukocytes, as well as certain parameters of organ function. In addition, vector copy number, or VCN, is being measured in these trials to assess the potential durability of the gene therapy. Safety and tolerability parameters are also being assessed in these trials.

•

Kidney biopsy / Gb3 PTC reductions. The primary efficacy endpoint of our Phase 2 FAB-201 clinical trial is the change, from baseline to one year post-treatment with AVR-RD-01, in the average number of Gb3 inclusions per PTC, as measured in a patient kidney biopsy. Gb3, also referred to as GL-3, is a type of fatty substrate that builds in the cells of Fabry patients, resulting in damage to organs such as kidneys and heart. PTCs, also referred to as kidney interstitial capillaries, or KICs, in Fabry clinical trials, convey blood after filtration in the glomeruli, enabling the blood to eventually exit the kidney and return to the circulatory system.

In July 2019, we announced that the first patient in our Phase 2 FAB-201 clinical trial, who had not previously received ERT, exhibited a reduction from an average of 3.55 Gb3 inclusions per PTC at baseline to an average of 0.47 inclusions per PTC one year after administration of AVR-RD-01, representing an 87% reduction and a numerical decrease of 3.08. The second patient in the Phase 2 clinical trial has an N215S genotype, which is associated with a late-onset cardiac variant phenotype. This patient’s cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney, and accordingly this patient’s kidney biopsy had low levels of Gb3 and lyso-Gb3 at all measurements, including at baseline. Although we expect that data obtained from this patient will not provide meaningful insight on the primary efficacy endpoint in our Phase 2 clinical trial, including kidney biopsies, other important efficacy and safety measures continue to be derived from data collected from this patient. A kidney biopsy was conducted on the third patient in the Phase 2 clinical trial, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available. Our quality assurance personnel have worked closely with the external vendor to identify the cause of the vendor error and to identify additional protocols for implementation by the vendor that are designed to prevent similar errors in the future. The kidney biopsy for the fourth patient in the Phase 2 FAB-201 clinical trial, who was dosed using our plato platform, is expected to occur in the first quarter of 2021, subject to any potential delays due to the COVID-19 pandemic.

•

Kidney and cardiac function stability. Secondary endpoints of our Phase 2 FAB-201 clinical trial include measurements of kidney function, as measured by estimated glomerular filtration rate, or eGFR, and measured glomerular filtration rate, or mGFR, as well as measures of cardiac function, as assessed by Left Ventricular Mass Index, or LVMI. eGFR is determined using the Chronic Kidney Disease Epidemiology Collaboration, or CKD-EPI, formula and mGFR is determined using plasma clearance of iohexol. The left ventricular mass, or LVM, is assessed by cardiac magnetic resonance imaging, or cardiac MRI, which is an imaging technology that enables non-invasive assessment of the function and structure of the heart. In general, for a patient with Fabry disease, an increase over time in LVM could potentially be expected. Improving patient outcomes by slowing or halting the progression of organ damage is a key mission of our Company and our investigational gene therapy programs.

As shown below, data from the third patient in our Phase 2 FAB-201 clinical trial indicates kidney and cardiac functions remain stable and in the normal range at one year following administration of AVR-RD-01, with a 19.8% increase in both LVM and LVMI observed from baseline to one year post-treatment.

Phase 2: Patient 3 kidney and cardiac function

The following figure summarizes eGFR data for all enrolled patients in the Phase 1 and Phase 2 clinical trials, which has remained stable for eight out of nine patients. Patient 2 in the Phase 1 trial, who entered the trial with moderate chronic kidney disease and an eGFR below 50 mL/min/1.73m2, has not stabilized his kidney function, which is expected given the low initial eGFR. This patient has remained on ERT throughout the course of the clinical study.

Phase 1 and Phase 2: Estimated glomerular filtration rate

•

Plasma lyso-Gb3 reductions. The substrate, Gb3, and its toxic metabolite, known as lyso-Gb3, are considered surrogate markers for disease activity and treatment response for Fabry disease. In the case of ERT-naïve patients and patients who have discontinued ERT, we believe that reductions in Gb3 levels following treatment with gene therapy are likely driven by the therapeutic effect of gene therapy.

The first patient in our Phase 2 clinical trial had an 86% reduction in plasma lyso-Gb3 as of 22 months post-treatment with AVR-RD-01; the third patient had a plasma lyso-Gb3 reduction of 49% as of 12 months post-treatment; and the fourth patient had a plasma lyso-Gb3 reduction of 59% as of six months post-treatment. Plasma lyso-Gb3 data are also available for the second patient in the Phase 2 trial, up to 18 months post-treatment with AVR-RD-01. This patient has an N215S genotype, which is associated with a late-onset cardiac variant phenotype and lower plasma lyso-Gb3 levels.

The figures below summarize the plasma lyso-Gb3 data observed in the four enrolled patients from our ongoing Phase 2 FAB-201 clinical trial.

Phase 2: Plasma lyso-Gb3

Note: Lyso-Gb3 plasma reference value: 2.4 nM

In each of the five patients in the Phase 1 clinical trial of AVR-RD-01, we have observed plasma lyso-Gb3 at post-treatment levels that are lower or similar to the levels observed when the patient received only ERT prior to administration of AVR-RD-01, which we refer to as baseline ERT levels. We define baseline ERT for these Phase 1 patients as the mean of the plasma lyso-Gb3 values reported prior to initiating mobilization.

The following figure summarizes the plasma lyso-Gb3 data observed in all five patients from the ongoing Phase 1 clinical trial of AVR-RD-01, as well as each patient’s ERT status and the change in plasma lyso-Gb3 levels from baseline.

Phase 1: Plasma lyso-Gb3

Note: Lyso-Gb3 plasma reference value: 2.4 nM

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

All nine patients in our Phase 2 and Phase 1 clinical trials have exhibited sustained AGA enzyme activity in both the plasma and leukocytes. The following figures summarize the plasma and leukocyte AGA enzyme activity reported from the ongoing Phase 2 and Phase 1 clinical trials of AVR-RD-01.

Phase 2: Leukocyte and plasma enzyme activity

Note: leukocyte AGA activity reference Range: 24–56 nmol/hr/mg protein; plasma AGA Activity Reference Range: 5.1–9.2 nmol/hr/mL.

Phase 1: Leukocyte and plasma enzyme activity

Note: leukocyte AGA activity reference Range: 24–56 nmol/hr/mg protein; plasma AGA Activity Reference Range: 5.1–9.2 nmol/hr/mL

•

Vector Copy Number. Vector Copy Number, or VCN, which is expressed as VCN per diploid genome, refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell, and is another measure that can be used to help assess the durability of a gene therapy. We believe that different diseases may require varying levels of VCN based on the underlying condition, and therefore VCN measurements across different diseases should be assessed separately. For example, a VCN of 0.1 may represent 5% to 10% of all nucleated circulating blood cells carrying one to two copies of the inserted gene, which we believe may be sufficient to result in clinically meaningful AGA enzyme activity in the case of Fabry disease, as suggested by our emerging interim data from our ongoing clinical trials of AVR-RD-01.

The following figures summarize the VCN observations from the ongoing Phase 2 and Phase 1 clinical trials of AVR-RD-01. The fourth patient in the Phase 2 FAB-201 clinical trial was dosed using our plato platform.

Phase 2: VCN activity

Note: 0.1 VCN is indicative of approximately 5-10% of all nucleated circulating blood cells having an average of 1-2 copies of the transgene.

Phase 1: VCN activity

Note: 0.1 VCN is indicative of approximately 5-10% of all nucleated circulating blood cells having an average of 1-2 copies of the transgene.

•

Skin Biopsy.  Skin biopsies have been performed on the four enrolled patients in the Phase 2 trial and evaluated by two independent blinded readers using a standard scoring system for Gb3 accumulation and clearance. The scoring system has a range of zero to three, with a score of zero representing none or trace accumulation, and a score of three representing severe accumulation. At six- and 12-months post-treatment with AVR-RD-01, skin biopsy assessment revealed that the first patient scored a three at baseline, a two at six months post-treatment with AVR-RD-01 and a one at 12 months post-treatment. The second patient in the Phase 2 trial, whose cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney and skin, scored a zero at baseline and at six- and 12-months post-treatment with AVR-RD-01.

The third patient in the Phase 2 trial scored a two at baseline, a two at six months post-treatment with AVR-RD-01 and a two at 12 months post-treatment. The fourth patient in the Phase 2 trial scored a two at baseline and a two at six months post-treatment with AVR-RD-01.

We are continuing to evaluate the clinical relevance of skin biopsy data as a secondary surrogate efficacy endpoint in our Phase 2 study of AVR-RD-01. Draft guidance from the FDA, published in August 2019, identifies kidney biopsy data (such as our Phase 2 primary efficacy endpoint, the reduction of Gb3 inclusions per kidney PTC) as reasonably likely to predict clinical benefit to support accelerated approval of new therapies for Fabry disease, but it does not identify skin biopsy measurements as a potential surrogate efficacy endpoint. Moreover, we are aware that recent therapies for Fabry disease have been approved by the FDA without skin biopsy data. Our Phase 2 trial design included skin biopsy measurements as a secondary endpoint, in part because the procedure is minimally invasive and could produce clinical data sooner than the kidney biopsy. However, the skin biopsy data we have received to date has been inconsistent and not correlative to the other data we are collecting. As we continue to collect and analyze data from our Phase 2 trial, we plan to focus on clinically meaningful measurements, such as kidney and cardiac function, as well as other key biomarkers that we believe are more reasonably likely to predict clinical benefit, such as reductions of Gb3 in kidney and lyso-Gb3 in plasma.

•

ERT Discontinuation by Phase 1 Patients. Three patients in the Phase 1 clinical trial who have been treated with AVR-RD-01 have discontinued ERT and remain off ERT since such discontinuations. Patient 1 received his last ERT dose in July 2018, Patient 3 received his last ERT dose in May 2018, and Patient 4 received his last ERT dose in June 2019.

•

Safety Update. Interim clinical data for all nine patients dosed to date in the Phase 2 and Phase 1 clinical trials appear to indicate that our AVR-RD-01 investigational gene therapy has been generally well-tolerated with no unexpected trends or safety events identified. No serious adverse events, or SAEs, related to the AVR-RD-01 drug product were reported as of the safety data cut-off date of April 23, 2020, for both the Phase 2 trial and the Phase 1 trial. As of the safety data cut-off date, six SAEs were reported in the Phase 2 trial and two SAEs were reported in the Phase 1 trial and were consistent with expectations for the myeloablative conditioning regimen, underlying Fabry disease, or pre-existing conditions.

In the Phase 2 trial, the six SAEs that were reported through the safety data cut-off date of April 23, 2020 included one report of a Grade 2 pre-treatment seizure experienced after commencing stem cell mobilization but prior to undergoing the conditioning regimen and treatment with AVR-RD-01; one report of Grade 3 dehydration, nausea and vomiting following the conditioning regimen and treatment with AVR-RD-01; two reports of febrile neutropenia (Grades 3 and 4, respectively) in separate patients following the conditioning regimen and treatment with AVR-RD-01; one report of Grade 2 culture-negative fevers following the conditioning regimen and treatment with AVR-RD-01; and one report of Grade 2 mucositis following the conditioning regimen and treatment with AVR-RD-01. All six SAEs have subsequently resolved.

In the Phase 1 trial, the two SAEs that were reported through the safety data cut-off date of April 23, 2020 included one report of Grade 3 febrile neutropenia and one report of Grade 2 thrombophlebitis, each occurring following the conditioning regimen and treatment with AVR-RD-01. Both SAEs have subsequently resolved.

Anti-AGA antibody titers have been observed in four patients in the Phase 1 trial and two patients in the Phase 2 trial. We believe none of these are of clinical significance.

COVID-19 Update

Clinical Programs

As the global healthcare community continues to respond to the COVID-19 pandemic, many hospitals, including our clinical sites, have temporarily paused elective medical procedures, including dosing of new patients in clinical trials of our investigational gene therapies. While dosing of new patients and data collection from enrolled patients has begun to resume at certain clinical sites, the extent to which clinical activities continue to be delayed or interrupted will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We continue to closely monitor this rapidly evolving situation and the potential impact on our Company. Set forth below is a summary of updates for each of our clinical trial programs.

AVR-RD-01 clinical trials in Fabry disease

•	Patient recruitment activities for the Company-sponsored Phase 2 FAB-201 trial continue for our clinical sites in Australia, Canada and the United States.
•

Multiple patients have been identified as possible study candidates, and we anticipate some patient dosing may resume as allowed by hospitals and travel restrictions. However, further delays are expected as multiple sites remain impacted by COVID-19-related care.

•

Ongoing data collection has continued for dosed patients in both our Phase 1 investigator-sponsored clinical trial and Phase 2 FAB-201 clinical trial. Although certain data collection is being delayed by the COVID-19 pandemic, such delays are being remediated and are not expected to impact the integrity or interpretation of the emerging study results.

AVR-RD-04 Phase 1/2 investigator-sponsored clinical trial in cystinosis

•	In July 2020, we announced that the second patient in the trial has been dosed.
•	Patient recruitment activities continue.
•

Ongoing data collection for the two enrolled patients has continued. Although certain data collection is being delayed by the COVID-19 pandemic, such delays are being remediated and are not expected to impact the integrity or interpretation of the emerging study results.

AVR-RD-02 Phase 1/2 clinical trial in Gaucher disease

•	In July 2020, we announced that the first patient in the trial has been dosed.
•	Subsequent new patient dosing and enrollment timelines have been impacted by the COVID-19 pandemic. However, patient recruitment activities continue for our clinical sites in Australia and Canada.
•	We expect to open new clinical sites in the United States and Israel in the fourth quarter of the year.

Business Operations

Our internal, cross-functional COVID-19 Response Team continues to closely monitor the evolving situation and advise on the Company’s activities in response to the evolving COVID-19 pandemic. We have continued our work-from-home policy for most employees, excluding our laboratory staff and a limited number of non-laboratory employees. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees. We currently cannot determine how long our work-from-home policy will remain in effect. Any modifications to our current policy will in part be determined by updated guidance from local, state and federal authorities, and we expect that any changes will be implemented gradually and with appropriate safety measures and policies designed to comply with applicable guidelines and regulations. Notwithstanding these changes to our business operations, we have continued to recruit and hire key personnel to support the Company’s objectives, increasing our headcount to 121 full-time employees as of June 30, 2020.

Research and Development; Regulatory

Our AVR-RD-03 program for Pompe disease is currently in preclinical development with IND-enabling preclinical studies, including a proof-of-concept study, expected to conclude in 2020. We are also continuing early studies for future potential disease indications.

We currently do not anticipate any material impact on our regulatory activities for our clinical programs.

For additional information regarding the impact of the COVID-19 pandemic on our business, please see the section titled “Risk Factors” in Part II, Section 1.A of this Quarterly Report.

Other Updates

On May 4, 2020, we announced a new development and commercialization agreement with Saladax Biomedical, Inc., or Saladax, to develop and validate a fully automated nanoparticle immunoassay kit designed to simplify and streamline therapeutic drug monitoring, or TDM, for patients treated with the conditioning agent busulfan. We believe the Saladax immunoassay will enable us to achieve a more consistent targeted exposure to busulfan, as compared to traditional TDM.

On May 6, 2020, we announced a research and clinical collaboration agreement with Magenta Therapeutics, Inc., or Magenta, to evaluate the potential utility of MGTA-117, Magenta’s novel targeted antibody-drug conjugate for conditioning patients before they receive one of our investigational lentiviral gene therapies. Under the collaboration, we and Magenta will jointly evaluate MGTA-117 in conjunction with one or more of our investigational gene therapies. Magenta will retain all commercial rights to MGTA-117, and we will retain all commercial rights to our gene therapies and will be responsible for the clinical trial costs related to the evaluation of MGTA-117 with our gene therapies.

In May 2020, we presented new clinical data at the 23rd Annual Meeting of the American Society of Gene & Cell Therapy, including new data on AVR-RD-01 for Fabry disease and AVR-RD-04 for cystinosis, as well as preclinical data on AVR-RD-03 for Pompe disease.

In June 2020, Kim Raineri, MBA, joined the Company as our new Chief Manufacturing and Technology Officer. Our founding Chief Manufacturing and Technology Officer, Kim Warren, Ph.D., retired at the end of July 2020 but will remain with the Company on a part-time basis through the end of the year to assist with transition and onboarding efforts. In addition, we have entered into a transitional services and separation agreement with Birgitte Volck, M.D., Ph.D, our President of Research and Development, pursuant to which Dr. Volck will depart the Company on November 15, 2020. Pursuant to this agreement, Dr. Volck will continue to serve in her current role through September 30, 2020, and thereafter through her departure, Dr. Volck will be available to facilitate an orderly transition of her responsibilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020		2019
Fabry	$2,987	$2,336	$5,484	(1)	$4,557
Gaucher	1,671	1,742	2,973	(1)	3,808
Pompe	1,563	840	2,682		2,338
Cystinosis	446	(86)	806		389
Other	1,831	1,264	4,037		2,048
Unallocated research and development expenses	12,368	6,171	23,158		11,573
Total research and development expenses	$20,866	$12,267	$39,140		$24,713

(1)	These amounts reflect a prior period reclass of $1,003 between the Fabry and Gaucher programs.

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our consolidated results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$20,866	$12,267	$8,599
General and administrative	7,991	4,345	3,646
Total operating expenses	28,857	16,612	12,245
Loss from operations	(28,857)	(16,612)	(12,245)
Other income (expense):
Interest income	62	565	(503)
Other expense	(33)	(8)	(25)
Total other income, net	29	557	(528)
Net loss	$(28,828)	$(16,055)	$(12,773)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Direct research and development expenses by program:
Fabry	$2,987	$2,336	$651
Gaucher	1,671	1,742	(71)
Pompe	1,563	840	723
Cystinosis	446	(86)	532
Other	1,831	1,264	567
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,067	4,382	4,685
Other	3,301	1,789	1,512
Total research and development expenses	$20,866	$12,267	$8,599

Research and development expenses were $20.9 million for the three months ended June 30, 2020, as compared to $12.3 million for the three months ended June 30, 2019. The increase of $8.6 million was primarily due to an increase of $6.2 million in unallocated research and development expenses, an increase of $0.7 million in direct costs related to our Fabry program, an increase of $0.7 million in direct costs related to our Pompe program, an increase of $0.5 million in direct costs related to our Cystinosis program and an increase of $0.6 million in direct costs related to our Other programs, offset by a decrease of $0.1 million in direct costs related to our Gaucher program.

The increase in direct costs related to our Fabry program was primarily due to a $1.3 million increase in clinical costs, offset by a $0.5 million decrease in preclinical costs and a $0.1 million decrease in manufacturing costs.

The decrease in direct costs related to our Gaucher program was primarily due to a $0.2 million decrease in manufacturing costs.

The increase in direct costs related to our Pompe program was primarily due to a $0.8 million increase in preclinical costs.

The increase in direct costs related to our Cystinosis program was primarily due to a $0.3 million increase in manufacturing costs and a $0.2 million increase in preclinical costs.

The increase in direct costs related to our Other programs was primarily due to a $0.5 million increase in preclinical costs and a $0.1 million increase in manufacturing costs.

The increase in unallocated research and development expenses was primarily due to an increase of $4.7 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department and an increase of $1.5 million primarily related to a $0.7 million increase in unallocated research costs and a $0.7 million increase in unallocated facilities costs. Personnel-related costs for the three months ended June 30, 2020 and 2019 included non-cash stock-based compensation expense of $2.0 million and $0.9 million, respectively.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended June 30, 2020, compared to $4.3 million for the three months ended June 30, 2019. The increase of $3.7 million was primarily due to an increase of $2.3 million in personnel-related costs, including non-cash stock-based compensation and an increase of $0.9 million in professional fees and consulting costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income, Net

Other income, net was income of less than $0.1 million for the three months ended June 30, 2020, compared to $0.6 million for the three months ended June 30, 2019. The decrease was primarily a result of lower yields on our money market funds.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our consolidated results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Operating expenses:
Research and development	$39,140	$24,713	$14,427
General and administrative	16,306	9,599	6,707
Total operating expenses	55,446	34,312	21,134
Loss from operations	(55,446)	(34,312)	(21,134)
Other income (expense):
Interest income	694	1,222	(528)
Other expenses	(49)	(68)	19
Total other income (expense), net	645	1,154	(509)
Net loss	$(54,801)	$(33,158)	$(21,643)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020		2019	Change
Direct research and development expenses by program:
Fabry	$5,484	(1)	$4,557	$927
Gaucher	2,973	(1)	3,808	(835)
Pompe	2,682		2,338	344
Cystinosis	806		389	417
Other	4,037		2,048	1,989
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	16,603		8,409	8,194
Other	6,555		3,164	3,391
Total research and development expenses	$39,140		$24,713	$14,427

(1)	These amounts reflect a prior period reclass of $1,003 between the Fabry and Gaucher programs.

Research and development expenses were $39.1 million for the six months ended June 30, 2020, as compared to $24.7 million for the six months ended June 30, 2019. The increase of $14.4 million was primarily due to an increase of $11.6 million in unallocated research and development expenses, an increase of $2.0 million in direct costs related to our Other programs, an increase of $0.9 million in direct costs related to our Fabry program, an increase of $0.4 million in direct costs related to our Cystinosis program and an increase of $0.3 million in direct costs related to our Pompe program, partially offset by a decrease of $0.8 million in direct costs related to our Gaucher program.

The increase in direct costs related to our Fabry program was primarily due to a $2.1 million increase in clinical costs, partially offset by a $1.2 million decrease in preclinical costs.

The decrease in direct costs related to our Gaucher program was primarily due to a $0.8 million decrease in manufacturing costs.

The increase in direct costs related to our Pompe program was primarily due to a $0.2 million increase in preclinical costs.

The increase in direct costs related to our Cystinosis program was primarily due to a $0.4 million increase in manufacturing costs.

The increase in direct costs related to our Other programs was primarily due to a $1.4 million increase in manufacturing costs and a $0.5 million increase in preclinical costs.

The increase in unallocated research and development expenses was primarily due to an increase of $8.2 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department and an increase of $3.4 million primarily related to a $1.4 million increase in unallocated research costs and a $1.4 million increase in unallocated facilities costs. Personnel-related costs for the six months ended June 30, 2020 included non-cash stock-based compensation expense of $3.4 million and $1.8 million, respectively.

General and Administrative Expenses

General and administrative expenses were $16.3 million for the six months ended June 30, 2020, compared to $9.6 million for the six months ended June 30, 2019. The increase of $6.7 million was primarily due to an increase of $4.7 million in personnel-related costs, including non-cash stock-based compensation and an increase of $2.0 million in professional fees and consulting costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income, Net

Other income, net was income of $0.7 million for the six months ended June 30, 2020, compared to $1.2 million for the six months ended June 30, 2019. The decrease was primarily a result of lower yields on our money market funds.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, our July 2019 Follow-On Offering, our February 2020 Follow-On Offering and our ATM Facility. Through June 30, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million, $138.3 million, $100.0 million and $8.5 million from sales of our common stock through our IPO, July 2019 Follow-On Offering, February 2020 Follow-On Offering and ATM Facility, respectively.

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

During the quarter ended June 30, 2020, we sold an aggregate of 384,140 shares of common stock under the ATM Facility for net proceeds, after deducting commissions and other offering expenses payable by us, of approximately $8.1 million. As of June 30, 2020, approximately $41.5 million of common stock remained available for future issuance under the ATM Facility.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(43,452)	$(35,703)
Net cash used in investing activities	(1,065)	(741)
Net cash provided by financing activities	101,854	490
Net increase in cash and cash equivalents	$57,337	$(35,954)

Operating Activities

During the six months ended June 30, 2020, operating activities used $43.5 million of cash, cash equivalents and restricted cash, resulting from our net loss of $54.8 million partially offset by cash provided by changes in our operating assets and liabilities of $4.2 million and non-cash charges of $7.2 million. The net changes in our operating assets and liabilities were primarily due to decreases in prepaid expenses and other current assets of $2.0 million due to ongoing preclinical, manufacturing, and clinical trial efforts, a decrease in other assets of $0.1 million and an increase in accrued expenses and other liabilities of $3.0 million, partially offset by a decrease in accounts payable of $0.9 million. The non-cash charges primarily included $6.7 million of stock-based compensation expense and $0.6 million of depreciation expense.

Investing Activities

During the six months ended June 30, 2020, we used $1.1 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment. During the six months ended June 30, 2019, we used $0.7 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $101.9 million, primarily consisting of net cash proceeds from our February 2020 Follow-On Offering which raised net proceeds of $93.6 million and sales under our ATM Facility which raised net proceeds of $8.1 million.  During the six months ended June 30, 2019, net cash provided by financing activities was $0.5 million, primarily consisting of proceeds from the exercise of stock options.

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

We believe that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020. There have been no significant changes to the table contained therein as of June 30, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of June 30, 2020, we had cash and cash equivalents of $244.4 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended June 30, 2020 and 2019, we recognized foreign currency transaction losses of $33 and $8, respectively. During each of the six months ended June 30, 2020 and 2019, we recognized foreign currency transaction losses of $49 and $68, respectively These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2020. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows in conformity with GAAP.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019 and the first half of 2020, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate these material weaknesses. These efforts, which we have continued to test through the first half of 2020, include:

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

We believe significant progress was made in 2019 and during the first half of 2020 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management concluded that the material weaknesses were not fully remediated as of December 31, 2019 or June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2020, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $73.0 million and $46.4 million for the years ended December 31, 2019 and 2018, respectively, and $54.8 million for the six months ended June 30, 2020. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as our ATM Facility. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2020, we had cash and cash equivalents of $244.4 million. We believe that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. For example, as part of our registration strategy for AVR-RD-01, we are evaluating expanding our clinical development program in support of optimizing the potential for a broad label. Such expansion, if implemented, could require significant additional development costs for AVR-RD-01. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. Our future capital requirements will depend on many factors, including:

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

We are a clinical-stage company founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of our product candidates and establishing research and development and manufacturing capabilities. Although we initiated our ongoing Phase 2 clinical trial for AVR-RD-01 in June 2018, two patients have been dosed in the ongoing investigator-sponsored clinical trial of AVR-RD-04, and the first patient has been dosed in our ongoing Phase 1/2 clinical trial of AVR-RD-02, we have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a clinical or commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks related to the discovery and development of our product candidates

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the COVID-19 pandemic. In addition, the implementation of our plato platform and upgrades, including our transition to therapeutic drug monitoring, or TDM, conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, we have only dosed two patients using our plato platform, which we plan to utilize for the majority of patients in our ongoing Phase 2 clinical trial for AVR-RD-01 and all patients in the Phase 1/2 clinical trial of AVR-RD-02. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date in the Phase 1 and Phase 2 clinical trials of AVR-RD-01.

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

We are at an early stage of development for all of our product candidates including AVR-RD-01, AVR-RD-04 and AVR-RD-02. Our product candidate AVR-RD-01 has been administered to only five patients in an ongoing investigator-sponsored Phase 1 clinical trial and to four patients in our ongoing Phase 2 clinical trial, AVR-RD-04 has been administered to only two patients in the ongoing investigator-sponsored Phase 1/2 clinical, and AVR-RD-02 has been administered to only one patient in the ongoing Phase 1/2 clinical trial. These ongoing clinical trials must be completed, as well as potentially additional pivotal clinical trials in order to obtain FDA approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.  For example, the primary efficacy endpoint of our Phase 2 clinical trial of AVR-RD-01 is the change, from baseline to one year post-treatment with AVR-RD-01, in the average number of Gb3 inclusions per PTC, as measured in a patient kidney biopsy. The second patient in the Phase 2 trial has an N215S genotype, which is associated with a late-onset cardiac variant phenotype and lower plasma lyso-Gb3 levels.  This patient’s cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney and skin, and accordingly we do not expect that data obtained from this patient will have a meaningful impact on certain efficacy endpoints in our Phase 2 clinical trial, including kidney and skin biopsies. Nonetheless, there may be other important insights derived from data collected from this patient in the Phase 2 clinical trial. In addition, although a kidney biopsy was performed on the third patient in the Phase 2 clinical trial, as a result of human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available. However, we expect to continue collecting other data from the third patient, including measures of kidney function such as estimated glomerular filtration rate and measured glomerular filtration rate.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, including as a result of the ongoing COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. For example, as a result of the COVID-19 pandemic, patient enrollment and dosing was temporarily paused in our Phase 2 clinical trial of AVR-RD-01, the investigator-sponsored clinical trial of AVR-RD-04 and our Phase 1/2 clinical trial of AVR-RD-02, and certain data collection has been delayed for the investigator-sponsored Phase 1 and Company-sponsored Phase 2 clinical trials of AVR-RD-01 and the investigator-sponsored clinical trial of AVR-RD-04. While patient enrollment and dosing activities have begun to resume, there could be additional pauses in the future as a result of the COVID-19 pandemic or other factors.

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

Business interruptions resulting from the coronavirus disease (COVID-19) pandemic or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China and has reached many other regions and countries, including Cambridge, Massachusetts where our primary office and laboratory space is located and Toronto, Ontario where we have a satellite office.  The COVID-19 pandemic is still evolving, and to date has led to the implementation of various responses, including government-imposed quarantines and stay-at-home orders, business closures, border closures and travel restrictions, cancellations of public gatherings, and other public health safety measures. These measures continue to disrupt normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

We continue to monitor our operations and applicable government recommendations and have implemented a work-from-home policy for most employees, excluding our laboratory staff and a limited number of non-laboratory employees. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people.

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community continues to respond to the increase in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, have temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients has begun to resume, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection has been delayed and additional delays could result from COVID-19-related interruptions. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe and Israel, and each of these regions are currently being affected by COVID-19.

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

These and other factors arising from the COVID-19 pandemic could worsen and further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic and the actions to contain or mitigate the coronavirus or treat its impact, among others.

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

In December 2018, October 2019 and March 2020, the FDA granted our requests for orphan drug designation for AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. If we request orphan drug designation (or the foreign equivalent) for any other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, Sanofi Genzyme and Shire, acquired by Takeda Pharmaceutical Company Ltd., market the enzyme replacement therapies, or ERTs, that represent the standard of care for Fabry patients. Amicus has secured regulatory approval in the United States and Europe for Migalastat, its oral therapy for Fabry disease. For Gaucher disease, we expect to compete with existing enzyme replacement therapies marketed by Sanofi Genzyme, Shire, Protalix and Pfizer, as well as oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati and Sigma Tau Pharmaceuticals, and Eloxx Pharmaceuticals has been advancing a new treatment in clinical trials, though in March 2020 it announced that its Phase 2 study of the new treatment has been discontinued. In addition, we may compete with other gene therapy companies in our industry such as bluebird bio and Spark Therapeutics (which was acquired by Roche in the fourth quarter of 2019). In particular, a number of gene therapy companies have announced preclinical or clinical adeno-associated virus, or AAV, based gene therapy programs that, if such programs are successful in obtaining regulatory approval, could compete with our gene therapies. These include companies such as Abeona, Amicus, Freeline, JCR Pharmaceuticals, Sangamo and uniQure which have announced gene therapy programs for Fabry disease; Freeline and Prevail which have announced gene therapy programs for Gaucher disease; and Abeona, Actus, Amicus, Audentes (acquired by Astellas), Sarepta and Spark Therapeutics which have announced gene therapy programs for Pompe disease.

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

If our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified for the Phase 1/2 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies. In 2020, a kidney biopsy was conducted on the third patient in the Phase 2 clinical trial of AVR-RD-01, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available. Although our quality assurance personnel have worked closely with the external vendor to identify the cause of the vendor error and to identify additional protocols for implementation by the vendor that are designed to prevent similar errors in the future, there can be no assurances that such protocols will be successfully implemented by the vendor.

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

If we are required to switch to a replacement supplier or manufacture materials ourselves, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly, and we may not be able to enter agreements with replacement suppliers on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA could require additional supplemental bridging data if we rely upon a new supplier. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

Moreover, efforts by governmental and other third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, and the Trump Administration has issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budgets for fiscal year 2021 includes a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of the U.S. Department of Health and Human Services, or HHS, to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders and the Draft Guidance may be implemented. The regulatory and market implications of the Executive Orders and Draft Guidance are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability. Additionally, HHS, has already started the process of soliciting feedback on certain measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with the FDA announcing plans in July 2020 to resume prioritized domestic inspections.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We will need to expand our operations and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2020, we had 121 full-time employees. As we mature, we expect to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We currently plan to conduct clinical trials in the European Union, or EU, and as a result we expect to become subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

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

We have registered the mark “plato” with the USPTO and have pending trademark applications with the USPTO for the mark “AVROBIO” but do not have trademarks or trademark applications with the USPTO for the marks “AVRO” or the AVROBIO logo. In the future, even if we apply for registration of these marks, there can be no assurance that such registration will be approved. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through July 31, 2020, the trading price of our common stock has ranged from $9.76 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of July 31, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 28% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019 and the first half of 2020, we took a number of actions, including the efforts outlined in Item 4 of this Quarterly Report on Form 10-Q, designed to improve our internal control over financial reporting to remediate these material weaknesses. We have continued to test these improvements through the first half of 2020.

We believe significant progress was made in 2019 and through the first half of 2020 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management concluded that the material weaknesses were not fully remediated as of December 31, 2019 or June 30, 2020.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2020, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 5,586,794 shares reserved for issuance upon the exercise of existing stock options outstanding as of June 30, 2020 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of or based on a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

10.1	First Amendment to the AVROBIO, Inc. 2018 Stock Option and Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 9, 2020 and incorporated herein by reference).

10.2#	Separation Agreement and Release, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated July 16, 2020.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

*	Indicates the exhibit is being furnished, not filed, with this report.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: August 6, 2020	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: August 6, 2020	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer