Form 10-Q
period 2020-09-30
AVROBIO, Inc.
filed 2020-11-05
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 36,450,950 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•	We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

•

We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•

Business interruptions resulting from the coronavirus disease (COVID-19) pandemic or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

•

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

•

Our product candidates and the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

•	Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

•	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

•	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

•

Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

•

Only certain of our clinical trials, including the Phase 2 clinical trial of AVR-RD-01 for Fabry disease and the Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease, utilize our commercial-scale plato platform. While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our commercial-scale plato platform in these and future clinical trials sponsored by us, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials that could result in delays and additional costs in our development or commercialization programs for our product candidates, which could adversely affect our business.

•

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

•

Gene therapies are novel, complex and difficult to manufacture. We could experience production problems that result in delays in our development or commercialization programs or otherwise adversely affect our business.

•

We expect to rely on third parties to conduct some or all aspects of our vector production, product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

•	We are dependent on a limited number of suppliers for some of our components and materials used in our product candidates.

•	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

•

Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others. In particular, we have in-licensed certain intellectual property rights and know-how relevant to AVR-RD-01 for our Fabry program, AVR-RD-02 for our Gaucher program and AVR-RD-05 for our Hunter program, but do not own or license any patents or patent applications covering these product candidates.

•

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Note Regarding Forward-looking Statements

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

Note Regarding Trademarks

All brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” and “our” refer to AVROBIO, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$219,546	$187,043
Prepaid expenses and other current assets	9,440	8,658
Total current assets	228,986	195,701
Property and equipment, net	3,312	3,696
Restricted cash	492	492
Other assets	465	625
Total assets	$233,255	$200,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,311	$3,949
Accrued expenses and other current liabilities	22,525	9,854
Deferred rent	216	214
Total current liabilities	25,052	14,017
Deferred rent, net of current portion	331	484
Total liabilities	25,383	14,501
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 36,449 and 31,643 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	444,153	330,714
Accumulated deficit	(236,285)	(144,704)
Total stockholders’ equity	207,872	186,013
Total liabilities and stockholders’ equity	$233,255	$200,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$28,509	$13,042	$67,649	$37,755
General and administrative	8,209	5,022	24,515	14,621
Total operating expenses	36,718	18,064	92,164	52,376
Loss from operations	(36,718)	(18,064)	(92,164)	(52,376)
Other income (expense):
Interest income	12	925	706	2,146
Other expense	(74)	(6)	(123)	(73)
Total other income (expense), net	(62)	919	583	2,073
Net loss	$(36,780)	$(17,145)	$(91,581)	$(50,303)
Comprehensive loss	$(36,780)	$(17,145)	$(91,581)	$(50,303)
Net loss per share attributable to common stockholders—basic and diluted (Note 10)	$(1.01)	$(0.57)	$(2.59)	$(1.93)
Weighted-average number of common shares outstanding used in computing net loss per share attributable to common stockholders—basic and diluted	36,444	30,297	35,409	26,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	31,643	$3	$330,714	$(144,704)	$186,013
Stock-based compensation expense	—	—	2,822	—	2,822
Exercise of stock options	7	—	35	—	35
Vesting of restricted stock awards and units	11	—	—	—	—
Issuance of common stock upon public offering, net of offering costs of $419	4,350	1	93,627	—	93,628
Net loss	—	—	—	(25,973)	(25,973)
Balance as of March 31, 2020	36,011	$4	$427,198	$(170,677)	$256,525
Stock-based compensation expense	—	—	3,899	—	3,899
Exercise of stock options	25	—	61	—	61
Vesting of restricted stock awards and units	10	—	—	—	—
Issuance of common stock under ATM facility, net of offering costs of $67	384	—	8,130	—	8,130
Issuance of common stock under the 2018 employee stock purchase plan	2	—	—	—	—
Net loss				(28,828)	(28,828)
Balance as of June 30, 2020	36,432	$4	$439,288	$(199,505)	$239,787
Stock-based compensation expense	—	—	4,805	—	4,805
Exercise of stock options	7	—	60	—	60
Vesting of restricted stock awards and units	10	—	—	—	—
Net loss				(36,780)	(36,780)
Balance as of September 30, 2020	36,449	$4	$444,153	$(236,285)	$207,872

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	23,807	$2	$193,921	$(71,739)	$122,184
Stock-based compensation expense	—	—	1,455	—	1,455
Exercise of stock options	117	—	252	—	252
Vesting of restricted stock awards and units	30	—	—	—	—
Net loss	—	—	—	(17,103)	(17,103)
Balance as of March 31, 2019	23,954	$2	$195,628	$(88,842)	$106,788
Stock-based compensation expense	—	—	1,663	—	1,663
Exercise of stock options	110	—	238	—	238
Vesting of restricted stock awards and units	31	—	—	—	—
Net loss	—	—	—	(16,055)	(16,055)
Balance as of June 30, 2019	24,095	$2	$197,529	$(104,897)	$92,634
Stock-based compensation expense	—	—	1,797	—	1,797
Exercise of stock options	6	—	9	—	9
Issuance of common stock upon public offering, net of offering costs of $525	7,475	1	129,464	—	129,465
Vesting of restricted stock awards and units	31	—	—	—	—
Net loss	—	—	—	(17,145)	(17,145)
Balance as of September 30, 2019	31,607	$3	$328,799	$(122,042)	$206,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(91,581)	$(50,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	898	605
Stock-based compensation expense	11,526	4,915
Deferred rent expense	(151)	(123)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(782)	(3,616)
Other assets	160	(13)
Accounts payable	(1,263)	(1,127)
Accrued expenses and other current liabilities	12,878	577
Net cash used in operating activities	(68,315)	(49,085)
Cash flows from investing activities:
Purchases of property and equipment	(1,096)	(819)
Net cash used in investing activities	(1,096)	(819)
Cash flows from financing activities:
Proceeds from exercise of stock options	156	499
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	93,628	129,465
Proceeds from issuance of common shares under ATM facility, net of offering costs	8,130	—
Net cash provided by financing activities	101,914	129,964
Net increase in cash, cash equivalents and restricted cash	32,503	80,060
Cash, cash equivalents and restricted cash at beginning of period	187,535	126,794
Cash, cash equivalents and restricted cash at end of period	$220,038	$206,854
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$80
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$219,546	$206,362
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$220,038	$206,854

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

The Company has incurred recurring losses since its inception, including net losses of $91,581 and $50,303 for the nine months ended September 30, 2020 and 2019, respectively. In addition, as of September 30, 2020, the Company had an accumulated deficit of $236,285. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of September 30, 2020 of $219,546 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the SEC.  However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2020, and the results of its operations for the three and nine months ended September 30, 2020 and 2019, its statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and its statement of cash flows for the nine months ended September 30, 2020 and 2019.

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2020, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as it related to the adoption of new accounting standards during the first nine months of 2020 as discussed below.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Reclassifications

Certain reclassifications have been made to the prior year condensed consolidated balance sheet to conform to the current year presentation, which reflect a reclassification from other assets to restricted cash for $492 and from other current liabilities to deferred rent for $231. These reclassifications have no impact on the Company’s net loss or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, stock-based compensation expense, the valuation of equity and derivative instruments and the recoverability of the Company’s net deferred tax assets and related valuation allowance. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, (Topic 842) Leases, or ASU 2016-02. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2022, and all interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. Based on this evaluation the Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the Company’s total assets and total liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective for non-EGCs for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, assuming the Company remains an EGC. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2016-13 may have on its financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, or ASU 2019-11. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in both ASU 2016-13 and ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, 2016-13 and ASU 2019-11 are effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating ASU 2016-13 and ASU 2019-11 and their impact on its condensed consolidated financial statements and financial statement disclosures.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

3. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$219,306	$—	$—	$219,306
	$219,306	$—	$—	$219,306

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$186,797	$—	$—	$186,797
	$186,797	$—	$—	$186,797

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the three and nine months ended September 30, 2020, there were no transfers between levels.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
Tax incentive refund	$2,366	$1,916
Prepaid research and development costs	3,528	4,915
Prepaid insurance	1,762	897
Prepaid compensation and benefit costs	621	362
Other current assets	1,163	568
	$9,440	$8,658

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Laboratory and office equipment	$3,923	$3,456
Leasehold improvements	1,378	1,340
Computer equipment and software	143	134
	5,444	4,930
Less: Accumulated depreciation and amortization	(2,132)	(1,234)
	$3,312	$3,696

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Depreciation and amortization expense was $314 and $215 for the three months ended September 30, 2020 and 2019, respectively and $898 and $605 for the nine months ended September 30, 2020 and 2019.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Compensation and benefit costs	$5,761	$3,028
Research and development costs	7,540	5,794
Consulting and professional fees	1,028	917
License agreement	8,000	—
Other liabilities	196	115
	$22,525	$9,854

7. Stockholders’ Equity

Common Stock

As of September 30, 2020 and December 31, 2019, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of September 30, 2020 and December 31, 2019, no undesignated preferred stock was outstanding.

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

As of September 30, 2020, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of September 30, 2020 and December 31, 2019, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2020	December 31, 2019
Shares reserved for vesting of restricted stock awards	—	30,252
Shares reserved for exercise of outstanding stock options	5,658,890	3,414,445
Shares reserved for vesting of restricted stock units	1,342	2,300
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	3,541,042	332,513
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	774,088	459,595
Shares reserved for issuance under the 2019 Inducement Plan	831,550	1,800,000
Total shares of authorized common stock reserved for future issuance	10,806,912	6,039,105

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stock-Based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2020	2019
Expected option life (years)	6.00	5.97
Risk-free interest rate	0.84%	2.40%
Expected volatility	75.85%	81.25%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,414,445	$12.08	8.43	$29,353
Granted	2,485,413	$19.82
Exercised	(38,761)	$4.05
Cancelled or forfeited	(202,207)	$20.07
Outstanding as of September 30, 2020	5,658,890	$15.25	8.43	$13,481
Exercisable as of September 30, 2020	1,754,340	$8.92	7.06	$11,057

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $595 and $3,446, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2020 and 2019 was $12.98 and $11.77, respectively.

Restricted Common Stock

The following table summarizes the Company’s restricted common stock activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2019	32,552	$1.50
Granted	—
Vested	(31,210)	$0.89
Forfeited, cancelled or expired	—
Issued and unvested as of September 30, 2020	1,342	$15.65

The total fair value of restricted common stock vested during the nine months ended September 30, 2020 and 2019 was $28 and $44, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2,686	$889	$6,095	$2,649
General and administrative	2,119	908	5,431	2,265
Total stock-based compensation expense	$4,805	$1,797	$11,526	$4,914

As of September 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $41,143, which is expected to be recognized over a weighted-average period of 3.08 years.

During the three months ended September 30, 2020, the Company modified certain awards in conjunction with an employee’s termination. The modification provided for the extension of the post-employment exercise period. The modifications resulted in approximately $274 of additional research and development expenses during the three and nine months ended September 30, 2020.

9. License Agreements

Agreement with The University of Manchester

On September 30, 2020, the Company entered into an agreement (“MPSII License Agreement”) with The University of Manchester, England (“UoM”), whereby UoM granted to the Company an exclusive worldwide license under certain patent and other intellectual property rights, subject to certain retained rights, to develop, commercialize and sell an ex vivo lentiviral gene therapy for use in the treatment of Hunter syndrome, or mucopolysaccharidosis type II (“MPSII”).  As consideration for the MPSII License Agreement, the Company agreed to pay UoM an upfront, one-time fee of $8,000, which was recognized as research and development expense for the three and nine months ended September 30, 2020.

As part of the agreement, the Company is obligated to make milestone payments of up to an aggregate of $80,000 upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a mid-single digit percentage based on net sales of products licensed under the agreement and to pay a low double digit percentage of any sublicense fees received by the Company. The next anticipated payment milestones under the MPSII License Agreement include $2,000, which would become due following the date of regulatory approval of the clinical trial application for the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM, and $4,000, upon the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM.

Unless terminated earlier, the agreement expires upon the later of 15 years from the effective date or the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. UoM and the Company can each terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. UoM has the right to terminate the agreement in the event of certain actions relating to challenge or opposition to the licensed intellectual property brought by the Company or its affiliates or sublicensees.

Concurrently with the MPSII License Agreement, the Company entered into a collaborative research funding agreement with UoM (“CRFA”). Under the CRFA, the Company has agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which are currently estimated to equal approximately £9,100 in the aggregate.

As of September 30, 2020, the Company recognized no costs related to the CRFA.

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

For the three months ended September 30, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $65 and $415, respectively, which consists of reimbursable funded study trial costs.  For the nine months ended September 30, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $174 and $741, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to the Fabry license agreement in the nine months ended September 30, 2020 and 2019.

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

For the three months ended September 30, 2020 and 2019, the Company did not record research and development expense related to this agreement with UHN.  For the nine months ended September 30, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $38 and $38, respectively, which consists of license maintenance fees. No milestone fees were incurred related to the IL-12 license agreement in the nine months ended September 30, 2020 and 2019.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of preferred stock to BioMarin in January 2018.   The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country  No milestone fees related to the license were recorded for the nine months ended September 30, 2020 and 2019.

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

Agreement with GenStem Therapeutics, Inc. (“GenStem”)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. In November 2019, the Company made a payment of $2,000 in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States. The next anticipated payment under this Agreement is $2,000, which would become due following the dosing of the first patient in the first pivotal clinical trial of AVR-RD-04 in cystinosis in the United States. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. No milestone fees related to the license were recorded for the nine months ended September 30, 2020 and 2019.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No milestone fees related to the license were recorded for the nine months ended September 30, 2020 and 2019.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	5,658,890	3,145,428
Restricted common stock	1,342	63,313

11. Commitments and Contingencies

Lease Agreement

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025.  The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 2 through 5. As a result, the Company’s lease obligations through 2025 increased by CAD $865 during the nine months ended September 30, 2020. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD $27, which was recorded in other long-term assets as of September 30, 2020.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2020 and 2019 and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2020 and December 31, 2019, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 9. See Note 9 for discussion of these arrangements.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

12. Related Party Transactions

UHN

For the three months ended September 30, 2020 and 2019, the Company recognized $65 and $415, respectively, of research and development expense related to the license agreements with UHN. For the nine months ended September 30, 2020 and 2019, the Company recognized $212 and $779, respectively, of research and development expense related to the license agreements with UHN (Note 9).

Others

For three months ended September 30, 2020 and 2019, the Company recorded expenses of $355 and $369, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors. For the nine months ended September 30, 2020 and 2019, the Company recorded expenses of $1,081 and $1,090, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors.

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

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our Company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our investigational gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal diseases, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal diseases have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $4.6 billion in worldwide net sales in 2019.

Our initial pipeline is comprised of five lentiviral-based gene therapy programs, including AVR-RD-01 for the treatment of Fabry disease, AVR-RD-04 for the treatment of cystinosis, AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-05 for the treatment of Hunter syndrome, and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being studied in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial, which we refer to as FAB-201. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Four patients have been dosed in the Company-sponsored Phase 2 FAB-201 trial. AVR-RD-04 is currently being studied by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and two patients have been dosed. AVR-RD-02 is currently being studied in a Company-sponsored Phase 1/2 clinical trial, which we refer to as GuardOne, and one patient has been dosed. AVR-RD-05 is being studied by our collaborators at The University of Manchester, and a Phase 1/2 investigator-sponsored clinical trial is expected to commence in the second half of 2021. AVR-RD-03 is currently in preclinical development, with IND-enabling preclinical studies, including a proof-of-concept study, expected to conclude in 2020.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sales of preferred stock and our initial public offering, or IPO, and we have raised additional capital through an underwritten public offering that closed in July 2019, or the July 2019 Follow-On Offering, and an underwritten public offering that closed in February 2020, or the February 2020 Follow-On Offering. Through September 30, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million, $138.3 million and $100.0 million from sales of our common stock through our IPO, July 2019 Follow-On Offering and February 2020 Follow-On Offering, respectively. In July 2019, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale of up to $50.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Facility. We did not sell any shares of common stock under the ATM Facility during the quarter ended September 30, 2020. Through September 30, 2020, we sold and issued 384,140 shares of common stock under the ATM Facility for gross proceeds of approximately $8.5 million, and approximately $41.5 million of common stock remained available for future issuance under the ATM Facility.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $91.6 million and $50.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $236.3 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to continue incurring additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

As of September 30, 2020, we had cash and cash equivalents of $219.5 million. We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

COVID-19 Update

Clinical Programs

As the global healthcare community continues to respond to the COVID-19 pandemic, many hospitals, including our clinical sites, temporarily paused elective medical procedures, including dosing of new patients in clinical trials of our investigational gene therapies. While dosing of new patients and data collection from enrolled patients have begun to resume at clinical sites, the extent to which clinical activities continue to be delayed or interrupted will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We continue to closely monitor this rapidly evolving situation and the potential impact on our Company. Set forth below is a summary of updates for each of our clinical trial programs.

AVR-RD-01 clinical trials in Fabry disease

•	We expect to share new data on certain patients dosed in the investigator-sponsored Phase 1 clinical trial and Company-sponsored Phase 2 clinical trial at our Virtual R&D Day on November 17, 2020.
•

Patient recruitment activities for the Company-sponsored Phase 2 FAB-201 trial continue for our clinical sites in Australia, Canada and the United States, as well as patient screening at certain sites.

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

AVR-RD-04 Phase 1/2 investigator-sponsored clinical trial in cystinosis

•	We expect to share new data on the first patient dosed in this trial and initial data on the second dosed patient at our Virtual R&D Day on November 17, 2020.
•	Patient recruitment and screening activities continue.
•

Ongoing data collection for the two dosed patients has continued. Although certain data collection is being delayed by the COVID-19 pandemic, such delays are being remediated and are not expected to impact the integrity or interpretation of the emerging study results.

AVR-RD-02 Phase 1/2 clinical trial in Gaucher disease

•	We expect to share initial data on the first patient dosed in this trial at our Virtual R&D Day on November 17, 2020.
•	Patient recruitment and screening activities continue for our clinical sites in Australia and Canada.
•	We expect to open new clinical sites in the United States and Israel in the fourth quarter of the year.

Business Operations

Our internal, cross-functional COVID-19 Response Team continues to closely monitor the evolving situation and advise on the Company’s activities in response to the evolving COVID-19 pandemic. We have continued our work-from-home policy for most employees, excluding our laboratory staff and a limited number of non-laboratory employees. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees. We currently cannot determine how long our work-from-home policy will remain in effect. Any modifications to our current policy will in part be determined by updated guidance from local, state and federal authorities, and we expect that any changes will be implemented gradually and with appropriate safety measures and policies designed to comply with applicable guidelines and regulations. Notwithstanding these changes to our business operations, we have continued to recruit and hire key personnel to support the Company’s objectives, increasing our headcount to 123 full-time employees as of September 30, 2020.

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

Other Updates

On September 28, 2020, we announced that the European Commission has granted orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease.

On October 5, 2020, we announced that we entered into an agreement, or the “MPSII License Agreement,” with The University of Manchester, England, or UoM, whereby UoM granted to us an exclusive worldwide license under certain patent and other intellectual property rights, subject to certain retained rights, to develop, commercialize and sell an ex vivo lentiviral gene therapy for use in the treatment of Hunter syndrome, or mucopolysaccharidosis type II (MPSII). As consideration for the MPSII License Agreement, we agreed to pay UoM an upfront, one-time fee of $8.0 million. We are also required to make milestone payments up to an aggregate of $80.0 million upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a mid-single digit percentage based on net sales of products licensed under the MPSII License Agreement, and to pay a low double-digit percentage of any sublicense fees received.

The investigational gene therapy Hunter syndrome, which we refer to as AVR-RD-05, will be studied by our collaborators at UoM. A Phase 1/2 investigator-sponsored clinical trial of AVR-RD-05 is expected to commence in the second half of 2021.

On October 29, 2020, we announced that the European Commission has granted orphan drug designation for AVR-RD-01 for the treatment of Fabry disease.

Components of Our Consolidated Results of Operations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fabry	$2,375	$2,656	$8,416	$7,214
Gaucher	2,177	1,457	5,775	5,266
Pompe	1,757	1,851	4,499	4,189
Cystinosis	319	529	1,208	918
Hunter	8,000	—	8,000	—
Other	569	798	4,728	2,846
Unallocated research and development expenses	13,312	5,751	35,023	17,322
Total research and development expenses	$28,509	$13,042	$67,649	$37,755

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

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on money market funds and other bank deposits.

Other Expense

Other expense consists of foreign exchange gain or loss.

Consolidated Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our consolidated results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$28,509	$13,042	$15,467
General and administrative	8,209	5,022	3,187
Total operating expenses	36,718	18,064	18,654
Loss from operations	(36,718)	(18,064)	(18,654)
Other income (expense):
Interest income	12	925	(913)
Other expense	(74)	(6)	(68)
Total other income (expense), net	(62)	919	(981)
Net loss	$(36,780)	$(17,145)	$(19,635)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Direct research and development expenses by program:
Fabry	$2,375	$2,656	$(281)
Gaucher	2,177	1,457	720
Pompe	1,757	1,851	(94)
Cystinosis	319	529	(210)
Hunter	8,000	—	8,000
Other	569	798	(229)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,339	4,136	5,203
Other	3,973	1,615	2,358
Total research and development expenses	$28,509	$13,042	$15,467

Research and development expenses were $28.5 million for the three months ended September 30, 2020, as compared to $13.0 million for the three months ended September 30, 2019. The increase of $15.5 million was primarily due to an increase of $8.0 million in direct costs related to the upfront license fee for our Hunter program, an increase of $7.6 million in unallocated research and development expenses, and an increase of $0.7 million in direct costs related to our Gaucher program, partially offset by a decrease of $0.3 million in direct costs related to our Fabry program, a decrease of $0.2 million in direct costs related to our Cystinosis program, a decrease of $0.2 million in direct costs related to our Other programs, and a decrease of $0.1 million in direct costs related to our Pompe program.

The decrease in direct costs related to our Fabry program was primarily due to a $0.2 million decrease in preclinical costs and a decrease of $0.4 million in manufacturing costs, partially offset by an increase of $0.3 million in clinical costs.

The increase in direct costs related to our Gaucher program was primarily due to a $0.5 million increase in manufacturing costs and a $0.3 million increase in clinical costs, partially offset by a $0.1 million decrease in preclinical costs.

The decrease in direct costs related to our Pompe program was primarily due to a $0.2 million decrease in manufacturing costs, partially offset by a $0.1 million increase in preclinical costs.

The decrease in direct costs related to our Cystinosis program was primarily due to a $0.2 million decrease in manufacturing costs and a $0.1 million decrease in preclinical costs, partially offset by a $0.1 million increase in clinical costs.

The increase in direct costs related to our Hunter program relates to the $8.0 million one-time, upfront fee we agreed to pay UoM as consideration for the MPSII License Agreement.

The decrease in direct costs related to our Other programs was due to a $0.2 million decrease in preclinical costs.

The increase in unallocated research and development expenses was primarily due to an increase of $5.2 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department and an increase of $2.4 million primarily related to a $0.7 million increase in unallocated facilities costs, a $0.6 million increase in unallocated research costs and a $1.1 million increase in other costs. Personnel-related costs for the three months ended September 30, 2020 and 2019 included non-cash stock-based compensation expense of $2.7 million and $0.9 million, respectively.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended September 30, 2020, compared to $5.0 million for the three months ended September 30, 2019. The increase of $3.2 million was primarily due to an increase of $2.2 million in personnel-related costs, including non-cash stock-based compensation and an increase of $1.0 million, primarily related to an increase in facilities costs, professional fees, and consulting costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income (expense), Net

Other income was less than $0.1 million, which consists of interest earned on cash and cash equivalents during the three months ended September 30, 2020, compared to $0.9 million for the three months ended September 30, 2019. The decrease was primarily a result of lower yields on our money market funds.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$67,649	$37,755	$29,894
General and administrative	24,515	14,621	9,894
Total operating expenses	92,164	52,376	39,788
Loss from operations	(92,164)	(52,376)	(39,788)
Other income (expense):
Interest income	706	2,146	(1,440)
Other expenses	(123)	(73)	(50)
Total other income, net	583	2,073	(1,490)
Net loss	$(91,581)	$(50,303)	$(41,278)

Research and Development Expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Direct research and development expenses by program:
Fabry	$8,416	$7,214	$1,202
Gaucher	5,775	5,266	509
Pompe	4,499	4,189	310
Cystinosis	1,208	918	290
Hunter	8,000	—	8,000
Other	4,728	2,846	1,882
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	23,784	12,337	11,447
Other	11,239	4,985	6,254
Total research and development expenses	$67,649	$37,755	$29,894

Research and development expenses were $67.6 million for the nine months ended September 30, 2020, as compared to $37.8 million for the nine months ended September 30, 2019. The increase of $29.9 million was primarily due to an increase of $17.7 million in unallocated research and development expenses, an increase of $8.0 million in direct costs related to the upfront license fee for our Hunter program, an increase of $1.9 million in direct costs related to our Other programs, an increase of $1.2 million in direct costs related to our Fabry program, an increase of $0.5 million in direct costs related to our Gaucher program, an increase of $0.3 million in direct costs related to our Pompe program, and an increase of $0.3 million in direct costs related to our Cystinosis program.

The increase in direct costs related to our Fabry program was primarily due to a $2.5 million increase in clinical costs, partially offset by a $1.3 million decrease in preclinical costs.

The increase in direct costs related to our Gaucher program was primarily due to a $0.5 million increase in clinical costs and a $0.2 million increase in manufacturing costs, partially offset by a $0.2 million decrease in preclinical costs.

The increase in direct costs related to our Pompe program was primarily due to a $0.4 million increase in preclinical costs, partially offset by a $0.1 million decrease in manufacturing costs.

The increase in direct costs related to our Cystinosis program was primarily due to a $0.2 million increase in manufacturing costs and a $0.1 million increase in preclinical costs.

The increase in direct costs related to our Hunter program relates to the $8.0 million one-time, upfront fee we agreed to pay UoM as consideration for the MPSII License Agreement.

The increase in direct costs related to our Other programs was primarily due to a $1.5 million increase in manufacturing costs, a $0.2 million increase in clinical costs and a $0.2 million increase in preclinical costs.

The increase in unallocated research and development expenses was primarily due to an increase of $11.4 million in personnel-related costs, including non-cash stock-based compensation, as a result of hiring additional personnel in our research and development department and an increase of $6.3 million primarily related to a $2.3 million increase in unallocated facilities costs, a $1.6 million increase in unallocated research costs and a $2.4 million increase in other costs. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included non-cash stock-based compensation expense of $6.1 million and $2.6 million, respectively.

General and Administrative Expenses

General and administrative expenses were $24.5 million for the nine months ended September 30, 2020, compared to $14.6 million for the nine months ended September 30, 2019. The increase of $9.9 million was primarily due to an increase of $6.4 million in personnel-related costs, including non-cash stock-based compensation and an increase of $3.5 million primarily related to facility costs, professional fees and consulting costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions.

Other Income, Net

Other income was $0.7 million, which consists of interest earned on cash and cash equivalents during the nine months ended September 30, 2020, compared to $2.1 million for the nine months ended September 30, 2019. The decrease was primarily a result of lower yields on our money market funds.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, our July 2019 Follow-On Offering, our February 2020 Follow-On Offering and our ATM Facility. Through September 30, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock, and gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $114.7 million, $138.3 million, $100.0 million and $8.5 million from sales of our common stock through our IPO, July 2019 Follow-On Offering, February 2020 Follow-On Offering and ATM Facility, respectively.

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

We did not sell any shares of common stock under the ATM Facility during the quarter ended September 30, 2020. Through September 30, 2020, we sold and issued 384,140 shares of common stock under the ATM Facility for gross proceeds of approximately $8.5 million, and approximately $41.5 million of common stock remained available for future issuance under the ATM Facility. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(68,315)	$(49,085)
Net cash used in investing activities	(1,096)	(819)
Net cash provided by financing activities	101,914	129,964
Net increase in cash and cash equivalents	$32,503	$80,060

Operating Activities

During the nine months ended September 30, 2020, operating activities used $68.3 of cash, cash equivalents and restricted cash, resulting from our net loss of $91.6 million partially offset by cash provided by changes in our operating assets and liabilities of $11.0 million and non-cash charges of $12.3 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other liabilities of $12.9 million due to ongoing preclinical, manufacturing, and clinical trial efforts, a decrease in other assets of $0.2 million, offset by a $0.8 million increase in prepaids and other current assets and a decrease of $1.3 million in accounts payable. The non-cash charges primarily included $11.5 million of stock-based compensation expense and $0.9 million of depreciation and amortization expense.

During the nine months ended September 30, 2019, operating activities used $49.1 million of cash, cash equivalents and restricted cash, resulting from our net loss of $50.3 million and net cash used by changes in our operating assets and liabilities of $4.2 million, partially offset by non-cash charges of $5.4 million. The net changes in our operating assets and liabilities were primarily due to increases in prepaid expenses and other current assets of $3.6 million due to ongoing preclinical, manufacturing, and clinical trial efforts and decreases in accounts payable of $1.1 million. The non-cash charges primarily included $4.9 million of stock-based compensation expense and $0.6 million of depreciation and amortization expense.

Investing Activities

During the nine months ended September 30, 2020, we used $1.1 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment. During the nine months ended September 30, 2019, we used $0.8 million of cash and cash equivalents in investing activities consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $101.9 million, primarily consisting of net cash proceeds from our February 2020 Follow-On Offering which raised net proceeds of $93.6 million and sales under our ATM Facility which raised net proceeds of $8.1 million.  During the nine months ended September 30, 2019, net cash provided by financing activities was $130.0 million, primarily consisting of net cash proceeds of $129.5 million from our July 2019 Follow-On Offering.

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

•	initiate additional clinical trials, including the planned investigator-sponsored clinical trial of AVR-RD-05, and preclinical studies for our other current and future product candidates;
•	encounter delays or interruptions in our preclinical studies, clinical trials, or supply chain as a result of the COVID-19 pandemic;
•	seek to identify and develop or in-license or acquire additional product candidates and technologies;
•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;

•	expand our infrastructure, office space and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020. There have been no significant changes to the table contained therein as of September 30, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 16, 2020, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of September 30, 2020, we had cash and cash equivalents of $219.5 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended September 30, 2020 and 2019, we recognized foreign currency transaction losses of $74 thousand and $6 thousand, respectively. During each of the nine months ended September 30, 2020 and 2019, we recognized foreign currency transaction losses of $123 thousand and $74 thousand, respectively These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as described below and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of September 30, 2020. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with U.S. GAAP.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019 and the first three quarters of 2020, we took a number of actions, including the efforts outlined below, designed to improve our internal control over financial reporting to remediate these material weaknesses. These efforts, which we have continued to test through the first three quarters of 2020, include:

•

hiring additional qualified accounting and financial planning and analysis personnel, including an Assistant Controller, Senior Director of Financial Planning and Analysis, and a Vice President, Controller;

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

We believe significant progress was made in 2019 and during the first three quarters of 2020 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management concluded that the material weaknesses were not fully remediated as of December 31, 2019 or September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2020, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $73.0 million and $46.4 million for the years ended December 31, 2019 and 2018, respectively, and $91.6 million for the nine months ended September 30, 2020. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as our ATM Facility. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing Phase 2 clinical trial for AVR-RD-01, the investigator-sponsored Phase 1/2 clinical trial for AVR-RD-04 and our Phase 1/2 clinical trial for AVR-RD-02;

•	initiate additional clinical trials, including the planned investigator-sponsored clinical trial of AVR-RD-05, and preclinical studies for our current and future product candidates;
•	experience delays or interruptions in preclinical studies, clinical trials, or our supply chain due to the COVID-19 pandemic;
•	seek to identify and develop or in-license additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	continue our implementation of our plato platform as we seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	expand our office space, infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

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

As of September 30, 2020, we had cash and cash equivalents of $219.5 million. We believe that our existing cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

We are a clinical-stage company founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of certain of our product candidates and establishing research and development and manufacturing capabilities. Although we initiated our ongoing Phase 2 clinical trial for AVR-RD-01 in June 2018, two patients have been dosed in the ongoing investigator-sponsored clinical trial of AVR-RD-04, and the first patient has been dosed in our ongoing Phase 1/2 clinical trial of AVR-RD-02, we have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a clinical or commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

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

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community continues to respond to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients has begun to resume, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection has been delayed and additional delays could result from COVID-19-related interruptions. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe and Israel, and each of these regions are currently being affected by COVID-19.

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

We are at an early stage of development for all of our product candidates including AVR-RD-01, AVR-RD-04 and AVR-RD-02. Our product candidate AVR-RD-01 has been administered to only five patients in an ongoing investigator-sponsored Phase 1 clinical trial and to four patients in our ongoing Phase 2 clinical trial, AVR-RD-04 has been administered to only two patients in the ongoing investigator-sponsored Phase 1/2 clinical, and AVR-RD-02 has been administered to only one patient in the ongoing Phase 1/2 clinical trial. Our AVR-RD-5 product candidate, while expected to be studied in an investigator-sponsored clinical trial commencing in the second half of 2021, has not been administered to any patients. Our ongoing clinical trials, as well as potentially additional pivotal clinical trials, must be completed in order to obtain FDA approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

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

The ongoing Phase 1 clinical trial of AVR-RD-01 is an investigator-sponsored trial being conducted by University Health Network. In addition, the ongoing Phase 1/2 clinical trial of AVR-RD-04 is an investigator-sponsored clinical trial, which is being conducted by our collaborators at the University of California, San Diego. The planned Phase 1/2 clinical trial of AVR-RD-05, which is expected to commence in the second half of 2021, is also an investigator-sponsored clinical trial and will be conducted by our collaborators at The University of Manchester. We do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned Company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the Company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. Based on results observed from ongoing trials of AVR-RD-01, there can be no assurance that increased levels of plasma α-galactosidase A in patients treated with AVR-RD-01 will be maintained over time. In addition, while the first, third and fifth patients from the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 discontinued ERT, there can be no assurance that these patients, or others who in the future may discontinue ERT, will remain off ERT. The initial results from the investigator-sponsored clinical trial of AVR-RD-04 only represent three months of clinical data from one patient, and there is no assurance that future clinical data from this patient or other patients will produce similar results. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our Company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. To date, we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates, including AVR-RD-01, AVR-RD-04 and AVR-RD-02. While we are aware that the FDA utilized an efficacy endpoint based on patients’ kidney biopsy in the recent approval of Migalastat for Fabry disease, for which we are also measuring as our primary efficacy endpoint in our ongoing Phase 2 clinical trial of AVR-RD-01, there can be no guarantees that regulatory agencies will permit us to use the same endpoint in connection with further development of AVR-RD-01. Therefore, there are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Our AVR-RD-03 product candidate is in preclinical development and our AVR-RD-05 product candidate is expected to be studied in a Phase 1/2 investigator-sponsored clinical trial commencing in the second half of 2021, and neither product candidate has been tested in humans. Any of our other current or future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

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

Only certain of our clinical trials, including the Phase 2 clinical trial of AVR-RD-01 for Fabry disease and the Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease, utilize our commercial-scale plato platform. While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our commercial-scale plato platform in these and future clinical trials sponsored by us, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials that could result in delays and additional costs in our development or commercialization programs for our product candidates, which could adversely affect our business.

We intend to continue implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TDM conditioning regimen with busulfan, in connection with each of our investigational product candidates. We have developed the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any, including for AVR-RD-01, where the ongoing investigator-sponsored clinical trial does not use the plato platform, a portion of our Company-sponsored clinical trial for AVR-RD-01, and for AVR-RD-04 and AVR-RD-05 where the investigator-sponsored clinical trials will not utilize the plato platform. For example, we have transitioned our AVR-RD-01 lentiviral vectors to an LV2 version, and the fourth patient in our Phase 2 trial of AVR-RD-01 was dosed in 2019 using the plato platform. In addition, the first patient in our Phase 1/2 clinical trial of AVR-RD-02 was dosed in 2020 using the plato platform. While LV2 is intended to confer improvements in transduction efficiency in viral production, there is no guarantee that we can realize these intended benefits. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our Phase 2 clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform, which are elements of our plato platform. In addition, our CTA (including amendments) and IND for our Phase 1/2 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. Nevertheless, there can be no assurance that the FDA, Health Canada or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials with respect to these programs or our other product candidates, which may result in delay, suspension or termination of ongoing or future clinical trials. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, Sanofi Genzyme and Shire, acquired by Takeda Pharmaceutical Company Ltd., market the enzyme replacement therapies, or ERTs, that represent the standard of care for Fabry patients. Amicus has secured regulatory approval in the United States and Europe for Migalastat, its oral chaperone therapy for Fabry disease. In addition, in August 2020, Protalix BioTherapeutics, together with Chiesi Global Rare Diseases, announced that the FDA had accepted a BLA and granted priority review designation for pegunigalsidase alfa, their investigational product candidate for Fabry disease. For Gaucher disease, we expect to compete with existing enzyme replacement therapies marketed by Sanofi Genzyme, Shire, Protalix and Pfizer, as well as oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Shire markets an enzyme replacement therapy for Hunter syndrome. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati and Sigma Tau Pharmaceuticals, and Eloxx Pharmaceuticals has been advancing a new treatment in clinical trials, though in March 2020 it announced that its Phase 2 study of the new treatment has been discontinued. In addition, we may compete with other gene therapy companies in our industry such as bluebird bio and Spark Therapeutics (which was acquired by Roche in the fourth quarter of 2019). In particular, a number of gene therapy companies have announced preclinical or clinical adeno-associated virus, or AAV, based gene therapy programs that, if such programs are successful in obtaining regulatory approval, could compete with our gene therapies. These include companies such as Abeona, Amicus, Freeline, JCR Pharmaceuticals, Sangamo and uniQure which have announced gene therapy programs for Fabry disease; Freeline and Prevail which have announced gene therapy programs for Gaucher disease; REGENXBIO, Sangamo, Denali Therapeutics, JCR Pharmaceuticals and Homology Medicines, which have announced gene therapy programs for Hunter syndrome; and Abeona, Actus, Amicus, Audentes (acquired by Astellas), Sarepta and Spark Therapeutics, which have announced gene therapy programs for Pompe disease.

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

In December 2018, October 2019 and March 2020, the FDA granted our requests for orphan drug designation for AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. In September 2020 and October 2020 we announced that the European Commission granted our request for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-01 for the treatment of Fabry disease, respectively. If we request orphan drug designation (or the foreign equivalent) for any other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates for Fabry disease, cystinosis, Gaucher disease, Hunter syndrome and Pompe disease. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our product candidates. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

Risks related to manufacturing

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with CGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and CGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and have never been inspected by the FDA before. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, or if the FDA is unable to conduct such an inspection due to the COVID-19 pandemic, the FDA may issue a complete response letter or defer action on our applications, and approval of the products may be delayed or may not be granted.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budgets for fiscal year 2021 includes a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of the U.S. Department of Health and Human Services, or HHS, to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada (which was subsequently finalized on October 1, 2020 (“Final Rule”)); (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. It is unclear if, when, and to what extent the Executive Orders may be implemented. The regulatory and market implications of the Executive Orders are unknown at this time, but could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability. Additionally, HHS, has already started the process of soliciting feedback on certain measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. However, the FDA’s inspection activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

As of September 30, 2020, we had 123 full-time employees. As we mature, we expect to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We carry master product liability insurance of $5.0 million per occurrence and $5.0 million in the aggregate in the United States. For Canada, we carry product liability insurance of up to CAD $10.0 million in the aggregate. For Australia, we carry product liability insurance of up to AUD $20.0 million in the aggregate. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network (relevant to AVR-RD-01 and our Fabry program) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher program). In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin (relevant to AVR-RD-03 and our Pompe program), GenStem Therapeutics, Inc., or GenStem (relevant to AVR-RD-04 and our cystinosis program) and The University of Manchester (relevant to AVR-RD-05 and our Hunter program), directed to compositions and methods related to the manufacture and use of AVR-RD-03, AVR-RD-04 and AVR-RD-05, respectively. Any termination of these licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates.

Each of our existing licenses are exclusive but are limited to particular fields, such as Fabry disease, Gaucher disease, Pompe disease, cystinosis, or Hunter syndrome, and are subject to certain retained rights. Absent an amendment or additional agreement, we may not have the right to use intellectual property in-licensed for one of our programs for another program. In addition, licenses that we may enter into in the future may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with GenStem, BioMarin, The University of Manchester, and the rights holders associated with Lund University, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Our licensors and we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to current and future product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents, whether the claims of any issued patents will provide us with a competitive advantage, or whether we will be able to successfully pursue patent applications in the future related to our current or future product candidates. While we have in-licensed patents and patent applications relevant to AVR-RD-03 and AVR-RD-05, we currently have no owned or in-licensed patents or patent applications covering AVR-RD-01 or AVR-RD-02, and the patent application that we in-licensed related to AVR-RD-04 is at a very early stage. Many of our product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through September 30, 2020, the trading price of our common stock has ranged from $9.76 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of October 30, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 28% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could, cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, or may identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2019 and the first three quarters of 2020, we took a number of actions, including the efforts outlined in Item 4 of this Quarterly Report on Form 10-Q, designed to improve our internal control over financial reporting to remediate these material weaknesses. We have continued to test these improvements through the first three quarters of 2020.

We believe significant progress was made in 2019 and through the first three quarters of 2020 to enhance and strengthen our internal control over financial reporting. However, while we believe our internal controls were properly designed and implemented as of December 31, 2019, they were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2019. As a result, management concluded that the material weaknesses were not fully remediated as of December 31, 2019 or September 30, 2020.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 30, 2020, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, 5,658,890 shares reserved for issuance upon the exercise of existing stock options outstanding as of September 30, 2020 under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

General Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

3.2	Certificate of Change of Registered Agent and/or Registered Office of the Registrant.

3.3	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

10.1

Separation Agreement and Release, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated July 16, 2020 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 6, 2020 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline Extensible Business Reporting Language (XBRL) Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

*	Indicates the exhibit is being furnished, not filed, with this report.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: November 5, 2020	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: November 5, 2020	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer