Form 10-K
period 2020-12-31
AVROBIO, Inc.
filed 2021-03-18
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $533,953,963 as of June 30, 2020 (based on a closing price of $17.45 share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 41,622,060 shares of Common Stock, $0.0001 par value per share, outstanding as of March 9, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

AVROBIO, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

i

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

•

Only certain of our clinical trials, including the Phase 2 clinical trial of AVR-RD-01 for Fabry disease and the Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease type 1, utilize our commercial-scale plato® platform.

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

•

Our rights to develop and commercialize our product candidates are subject, in part, to the terms and conditions of licenses granted to us by others. In particular, we have in-licensed certain intellectual property rights and know-how relevant to AVR-RD-01 for our Fabry program, AVR-RD-02 for our Gaucher type 1 program and AVR-RD-05 for our Hunter program, but do not own any patents or patent applications covering these product candidates.

•

We and our independent registered public accounting firm previously identified a material weakness in our internal control over financial reporting, which has now been remediated. Nevertheless, if we experience additional material weaknesses or deficiencies in the future or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section Item1A entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

•	the durability of effects from our product candidates;
•	the timing, scope or likelihood of regulatory filings and approvals;
•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•	the implementation of our business model and our strategic plans for our business, product candidates, technology and plato platform;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the scalability and commercial viability of our manufacturing methods and processes, including our move to a closed, automated system;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•

the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our current and future product candidates, as well as any statements as to whether we do or do not infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•	our financial performance;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	developments and projections relating to our competitors and our industry, including other lentiviral-based gene therapy companies;
•	our expectations related to the use of our cash reserves;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to avoid any findings of material weaknesses or significant deficiencies in the future;
•	the impact of laws and regulations, including without limitation recently enacted tax reform legislation;
•	our expectations regarding the time during which we are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

v

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “AVROBIO,” “we,” “us,” and “our” refer to AVROBIO, Inc. Our “board of directors” refers to the board of directors of AVROBIO, Inc.

Item 1. Business

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $4.8 billion in worldwide net sales in 2020.

Our initial pipeline is comprised of six lentiviral-based gene therapy programs: AVR-RD-01 for the treatment of Fabry disease; AVR-RD-04 for the treatment of cystinosis; AVR-RD-02 for the treatment of Gaucher disease type 1; AVR-RD-05 for the treatment of Hunter syndrome; AVR-RD-06 for the treatment of Gaucher disease type 3; and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated for the treatment of Fabry disease in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Five patients have been dosed in our Company-sponsored Phase 2 clinical trial of AVR-RD-01, which we refer to as the FAB-GT clinical trial, and we are actively recruiting additional potential patients for our currently active sites in Australia, Canada and the United States. AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and three patients have been dosed. One patient has been dosed in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease, which we refer to as the Guard1 clinical trial, and we are actively recruiting in Australia and Canada, with additional sites planned in the United States, Israel and Europe. AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and a Phase 1/2 investigator-sponsored clinical trial is expected to commence in the first half of 2022. In November 2020, we announced a new preclinical program, AVR-RD-06 for the treatment of Gaucher disease type 3, and we expect to request a meeting with the Food and Drug Administration, or FDA, this year to discuss a potential path to the clinic. Our AVR-RD-03 program for Pompe disease is currently in preclinical development, and in 2020 we completed IND-enabling proof-of-concept preclinical studies, with toxicology studies expected to be completed in 2021.

Since its first clinical use in 2003, lentiviral-based gene therapy has been studied in several third parties’ clinical trials for rare diseases such as transfusion-dependent beta thalassemia, cerebral adrenoleukodystrophy, or CALD, metachromatic leukodystrophy, or MLD, and adenosine deaminase severe combined immunodeficiency, or ADA-SCID. Initially, the use of ex vivo lentiviral-based gene therapies was restricted primarily to the most severe diseases where the risks of the typical requirement for ablating the patients’ bone marrow had a clinically justifiable risk/benefit profile. To date, over 350 patients have been treated with lentiviral-based gene therapies in third parties’ and our rare disease clinical trials, and we believe the technology can be developed for other serious conditions based on a rigorous risk/benefit assessment. The ablation procedure, also known as the conditioning regimen, is typically an essential step in the ex vivo gene therapy treatment procedure and is administered prior to the gene therapy. The higher the level of conditioning, the greater the potential risk of more serious complications, such as veno-occlusive disease. However, we believe the risk of more serious complications can be managed through utilization of a precision busulfan dosing program, which we refer to as Target Concentration Intervention, or TCI. TCI is designed to enable careful titrating of exposure to the conditioning drug to a specific area under the curve, or AuC. The conditioning regimen utilized as part of our plato platform includes TCI to assess how rapidly the individual patient metabolizes the conditioning agent so physicians can adjust the dose as needed, with a goal of minimizing side effects while maximizing the potential of durable engraftment. We believe our approach, utilizing a single myeloablative conditioning agent, busulfan, coupled with TCI designed to titrate to a specific AuC, has the potential to extend the reach of our gene therapies to a broad range of diseases as first-line therapies. Our goal is to broaden the applicability of lentiviral-based gene therapy by initially targeting monogenic diseases with an identified gene, recognized biology and that could potentially benefit from the sustained systemic delivery of an active protein.

Plato is our gene therapy platform designed to provide the foundation for the potential worldwide commercialization of our gene therapies, if approved. It is an ex vivo gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning using TCI. Two patients in our FAB-GT clinical trial of AVR-RD-01 and one patient in our Guard1 clinical trial of AVR-RD-02 have been dosed with drug product manufactured utilizing the plato platform, and we intend to utilize the plato platform with these process changes for all future patients enrolling in these two clinical trials. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, conditioning and other related processes are important steps towards advancing the field of lentiviral-based gene therapy and realizing its full potential to treat a number of diseases. We plan to continue leveraging advancements in stem cell transplantation with the goal of improving patient tolerability of our lentiviral-based gene therapies.

We are initially targeting rare lysosomal disorders in which the current standard of care provides the mechanistic proof that the enzymes or proteins produced endogenously following treatment with our gene therapies can offer benefit to patients. Typically, in lysosomal disorders, a gene mutation results in the deficiency or malfunctioning of an enzyme or other protein. This results in the inability of lysosomes to properly process cellular materials such as damaged organelles. As a result, substrates and their metabolites accumulate to toxic levels in the body’s cells and, in turn, disrupt the function of multiple tissues and organs. Fabry disease, Gaucher disease (types 1 and 3), Hunter syndrome and Pompe disease are currently primarily managed by bi-weekly (or weekly in the case of Hunter syndrome), multi-hour infusions with ERTs that seek to exogenously replace the missing functional enzyme. However, given their pharmacokinetics, most ERTs typically remain in the plasma only for a short period of time and thus are not ideal because they are only dosed weekly or every two weeks. Cystinosis is currently treated with two oral formulations of cysteamine that must be taken orally every 12 or six hours, leading to significant pill burden and compliance challenges. Further, oral cysteamine treatment has no effect on ocular cystine crystals deposits, thus requiring patients to be treated with topical cysteamine eye drops which must be applied each hour the patient is awake. These existing therapies manage, rather than cure, the underlying diseases and, as a result, patients continue to have disease progression. Further, the frequent, periodic and life-long dosing schedule required for ERTs and cysteamine results in significant costs for the healthcare system and is burdensome for the patient.

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

Proof-of-Concept
IND-Enabling
Phase 1/2
Fabry
AVR-RD-01
Cystinosis
AVR-RD-04
Gaucher type 1
AVR-RD-02
Hunter
AVR-RD-05
Gaucher type 3
AVR-RD-06
Pompe
AVR-RD-03

Our lead product candidate, AVR-RD-01 for the treatment of Fabry disease, is derived from hematopoietic stem cells to which the gene encoding plasma α-galactosidase A, or AGA, is added in an ex vivo process using a lentiviral vector. In February 2021, we reported that a kidney biopsy taken at 12 months post-treatment from the fourth patient in the Phase 2 FAB-GT trial, who was the first in the trial dosed with our plato platform, showed a 100 percent reduction from baseline in the average number of globotriaosylceramide, or Gb3, inclusions per peritubular capillary, or PTC. These data followed our 2019 announcement that at 12 months post-treatment the first patient in the FAB-GT clinical trial exhibited an 87% reduction in the average number of Gb3 inclusions per PTC as compared to baseline. In addition, in February 2021 we reported data from the first four patients in the FAB-GT trial measured as of 29, 24, 18 and 12 months, respectively, indicating sustained increased leukocyte and plasma enzyme activity, suggesting that these patients are now producing an endogenous supply of AGA, as well as decreased plasma lyso-globotriaosylsphingosine, or lyso-Gb3, levels in three of four patients, a key biomarker for monitoring Fabry disease. We have opened two U.S. sites for our ongoing FAB-GT clinical trial of AVR-RD-01, and we are actively recruiting potential patients for our sites in Australia, Canada and the United States. We have submitted a briefing book to the FDA outlining our proposal for a potential accelerated approval strategy for AVR-RD-01, including a proposed randomized confirmatory clinical trial of Fabry patients who are being treated with ERT. We expect to meet with the FDA in the first quarter of 2021 to discuss our proposal.

In February 2021, we announced initial clinical data from the first three patients dosed in the investigator-sponsored Phase 1/2 trial of AVR-RD-04, our investigational gene therapy for cystinosis. As of January 20, 2021, all three patients had discontinued cysteamine pills and eye drops and remained cysteamine-independent out as far as 16 months post-treatment.

We also announced in February 2021 clinical data from the first patient dosed in our Phase 1/2 Guard1 clinical trial of AVR-RD-02 for Gaucher disease type 1. The first patient exhibited a 44% reduction in plasma glucosylsphingosine, or lyso-Gb1, levels six months post-administration of AVR-RD-02 as compared to baseline while on ERT. Lyso-Gb1 is considered a surrogate marker for disease activity and treatment response for Gaucher disease type 1. In addition, we announced that at six months post-treatment the first patient exhibited a 49% reduction in chitotriosidase levels as compared to baseline while on ERT. Chitotriosidase is a biomarker of macrophage activation that is found in high levels in Gaucher patients where the macrophages have accumulated an excess lipid burden. This clinical trial is actively recruiting in Australia and Canada, with additional sites planned in the United States, Israel and Europe.

We continue to seek opportunities to expand our approach to other rare and non-rare diseases. We plan to identify and develop future product candidates through our own internal research efforts as well as through collaborations with leading researchers worldwide.

Our Expertise

We are led by biopharmaceutical experts with extensive experience in gene and cellular therapy, and rare diseases. Our team has broad expertise in the clinical, regulatory and commercialization aspects of rare diseases as well as process development and manufacturing for cellular therapies. Members of our management team have held senior positions at Amgen, AstraZeneca, AveXis, Biogen, bluebird bio, GlaxoSmithKline, Lonza, Novartis, Sanofi Genzyme, Shire, Spark Therapeutics, and other companies pursuing development, manufacturing and commercialization of gene, cellular and other therapies to treat rare diseases.

Our Strategy

Our goal is to develop and commercialize lentiviral-based gene therapies that free patients from a lifetime of genetic disease. Key elements of our strategy include:

•

Rapidly advance our pipeline targeting lysosomal disorders. We are initially targeting lysosomal disorders and are developing a deep pipeline of six gene therapies to treat Fabry disease, cystinosis, Gaucher disease type 1, Hunter syndrome, Gaucher disease type 3 and Pompe disease. We intend to continue rapidly advancing these programs in parallel and to obtain clinical data that could potentially support regulatory filings around the world. Specifically, we intend to pursue pathways for accelerated review and approval of our product candidates by the FDA and international regulatory authorities through programs such as the Regenerative Medicine Advanced Therapies, or RMAT, program in the United States.

•

Continue implementing and enhancing our industry-leading plato platform with its personalized approach to conditioning, enhanced vector technology and automated, closed manufacturing processes. Our end-to-end plato platform is designed to provide the foundation for worldwide commercialization of our gene therapies, if approved. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, and other related processes are important steps towards advancing the field of lentiviral-based gene therapy and realizing its full potential to treat a number of diseases. Plato incorporates a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity. In combination with this vector, in some indications we use a number of proprietary peptide tag technologies to enhance uptake of therapeutic protein in key tissues. We have also developed a manufacturing process that we believe is both reproducible and scalable, and we believe this technology could enable us to deliver our gene therapies to patients, if approved, in quantities sufficient for global commercial supply. In addition, we believe our personalized approach to conditioning using busulfan with a precision dosing program called Target Concentration Intervention could enable us to deliver durable, ‘head-to-toe’ treatment of symptoms and early intervention in the treatment of lysosomal disorders. We will continue to leverage advancements in stem cell transplantation in order to improve patient tolerability of our lentiviral-based gene therapies.

•

Build global infrastructure to reach patients across the world. Lysosomal disorders afflict patients globally and we intend to continue building global infrastructure in order to provide treatment to patients around the world. This infrastructure includes clinical sites, specialist physicians and researchers, suppliers and contract manufacturing organizations. We are currently conducting clinical trials across multiple geographies, including the United States, Canada and Australia, with plans to potentially expand to other geographies including Europe and Israel.

•

Leverage our approach beyond our initial indications. We are initially developing gene therapies for the treatment of six different lysosomal disorders and believe that we will gain significant learnings and technical insights from these programs. We intend to leverage our technology and insights to treat a number of rare and non-rare diseases where we believe our lentiviral approach has transformative potential.

Our Approach

We develop gene therapies utilizing our ex vivo lentiviral-based approach to transform a patient’s own stem cells into a drug product. Our investigational gene therapies employ lentiviral vectors that are designed to result in stable integration of the desired genes in the chromosomes of stem cells such that they are permanently maintained in the cell and can be reproduced as the cell divides. We focus on delivering our lentiviral-based gene therapies to patient-derived hematopoietic stem cells, which are primitive stem cells that develop into all types of blood cells, including white blood cells, red blood cells and platelets. To accomplish this, we harvest a patient’s hematopoietic stem cells and modify them ex vivo to add the equivalent of a functional copy of the gene that is defective in the target disease. We then infuse the genetically modified cells back into the patient. Our gene therapies are designed to be administered to the patient as a one-time therapy following a TCI conditioning regimen.

We are focused on employing our approach to treat and potentially cure lysosomal disorders. These disorders have well-understood biologies, identified patient populations, established standards of care that leave many patients with significant unmet medical needs, and represent large markets with approximately $4.8 billion in worldwide net sales in 2020. We believe our ex vivo lentiviral-based gene therapy approach can be industrialized into a robust, scalable and, if approved, commercially viable process that will allow us to deliver our potentially curative therapies to patients across the world.

Advantages of Ex-Vivo Lentiviral-Based Gene Therapy Approach

We believe ex-vivo lentiviral-based gene therapy provides numerous advantages, including:

•

Durable benefit. We believe lentiviral vectors have the potential to provide life-long benefits with a single dose. Lentiviral vectors can integrate stably into the genome of hematopoietic stem cells and, when these cells replicate, they pass the integrated genes on to their progeny cells. Across the industry, efficacy in patients treated with lentiviral gene therapies has been demonstrated for longer than 12 years.

•

Systemic therapeutic effect. Progeny cells circulate systemically and may migrate into tissues and therefore have the ability to provide therapeutic benefit to affected tissues and organs throughout the body. In addition, we believe that our personalized busulfan conditioning regimen has the potential to allow the therapeutic benefits of our gene therapies to cross the blood-brain barrier and treat symptoms arising in the central nervous system. These often severe symptoms are typically unaddressed by the current standards-of-care for lysosomal disorders.

•

Broad patient applicability. Lentiviral-based gene therapies have been used to deliver treatments to patients of all ages, including children, and to patients who may be ineligible for other types of gene therapy due to the presence of preexisting antibodies that detect viral vectors and trigger the immune system to destroy the vector and cells infected by the vector.
•

Restoration of protein function. By contrast to the standard-of-care enzyme replacement therapy, which seeks to clear toxic substrate as a key symptom of a non-functioning gene, restoration of gene function may deliver a wide array of additional biochemical benefits throughout the body.

•

History of tolerability in clinical trials. To our knowledge, no instances of insertional oncogenesis or leukemogenesis from lentiviral vectors have been documented in clinical trials of lentiviral gene therapies, with more than 350 total patients treated. To date, we have not seen any unexpected safety events in 14 patients across our four clinical trials, with the longest follow-up more than 3.5 years to date.

•

Larger and varied payloads. In contrast to other viral vectors, lentiviral vectors have the capacity to carry larger gene sequences, which allow them to potentially address a large variety of indications.

Strategic Selection of Our Initial Indications

There are approximately 50 identified lysosomal disorders, which are characterized by an abnormal toxic build-up of substrates and their metabolites in the body’s cells. We are currently targeting Fabry disease, cystinosis, Gaucher disease type 1, Hunter syndrome, Gaucher disease type 3 and Pompe disease. Each of these disorders affects a meaningful number of patients, has a suboptimal standard of care with unmet medical need and, we believe, is appropriate for lentiviral-based gene therapy. We believe our approach has the potential to address the shortcomings of existing therapies that, despite chronic dosing, cannot halt or reverse disease progression, restore normal lifespan or adequately address symptoms arising in both the peripheral tissues and the central nervous system.

Expanding the Utility of Lentiviral-Based Gene Therapy with TCI-Enabled Conditioning Regimen

A core part of our approach is to expand the use of lentiviral-based gene therapy to treat numerous lysosomal disorders. We believe conditioning is an essential step to optimize these treatments as it is designed to clear space in the patient’s bone marrow and central nervous system for cells carrying the therapeutic gene. This maximizes the potential for their long-term engraftment which may enhance durability of therapeutic effect. We believe that we will be able to demonstrate durable effects in our targeted diseases utilizing a single myeloablative agent, busulfan, which we have transitioned to as part of implementing our plato platform.

We have pioneered precision dosing of busulfan in gene therapy as a single agent in a single treatment cycle, with the goal of enhancing the patient experience. A body of research has identified an optimal exposure range for busulfan (Bu-90), which we plan to implement for the patients enrolled in our Company-sponsored clinical trials. Our approach is to personalize conditioning to each patient using TCI, a precision dosing program. TCI is designed to allow for continually controlled exposure by assessing via simple blood draws how rapidly the individual patient metabolizes busulfan, to inform further administration. Use of busulfan in a conditioning regimen causes adverse side effects and can transiently compromise the patient’s immune system, known as neutropenia, and ability to form blood clots, known as thrombocytopenia. The higher the level of conditioning, the greater the potential risk of more serious complications, such as veno-occlusive disease. However, we believe our approach to conditioning has the potential for reduced, predictable and manageable short- and long-term toxicities and maximized long-term engraftment. If realized, we believe these benefits may promote lentiviral-based gene therapy as a therapeutic option for less acutely severe diseases or diseases with approved therapies in which large unmet medical needs remain.

We believe our approach has the potential to extend the reach of our gene therapies to a broad range of lysosomal disorders as first-line therapies.

plato: Our Commercial-Scale Platform

In addition to developing first-line gene therapies, an important key to our strategy is to continuously improve our technology and production processes and to leverage these improvements across our gene therapies, if approved. Plato is designed to provide the foundation for the potential worldwide commercialization of our gene therapies. It is an ex vivo gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning using busulfan with TCI, which is designed to optimize safety and engraftment. We have submitted data on our upgraded lentiviral vector and automated manufacturing process to the applicable regulatory authorities in the United States and Canada, which allows us to incorporate such elements into our FAB-GT and Guard1 clinical trials in those jurisdictions and Australia. Plato has been used to dose a total of three patients in our clinical trials, and we intend to utilize the plato platform for all future patients enrolling in the FAB-GT and Guard1 clinical trials. We believe our plato platform may lead to better patient outcomes and will represent a significant advance in our industry towards achieving the quality and scale required for global commercialization of gene therapies.

Our plato platform is designed to feature:

•

Large scale vector production: We currently have manufacturing capabilities, through contract manufacturing organizations, or CMOs, at 200-liter bioreactor scale, with vector production capable of treating a substantial number of patients per year.

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

Next Generation Vector Technology

We have utilized our core expertise in the development and optimization of lentiviral vectors to improve the vectors used in our gene therapies. We have made and expect to continue to make enhancements to our lentiviral vectors to improve safety, efficacy and efficiency. For example, clinical trials of AVR-RD-01 have primarily utilized our original academic three-plasmid-produced lentiviral vector, which we refer to as LV1. However, we dosed the fourth and fifth patient in our ongoing FAB-GT clinical trial of AVR-RD-01 and the first patient in our ongoing Guard1 clinical trial of AVR-RD-02 using our proprietary four-plasmid lentiviral vector, which we refer to as LV2, and expect to dose all future patients in these trials with LV2. Our goal is to employ vectors that are state-of-the-art and that can be produced in a cost-effective and scalable manner.

Automated, Closed Manufacturing System

Our team has significant experience in cell processing and commercial-scale cellular therapy manufacturing. We have developed and are implementing a detailed plan for more cost efficient and scalable manufacturing of our gene therapies. In contrast to a number of other gene therapy companies that have not developed their commercial scale plans from the outset, we have executed on our plans to move to a closed suspension bioreactor system for vector production, as well as a closed, automated system for manufacturing our gene therapy product. Our move to a closed, automated manufacturing system was completed in 2019 as part of implementing upgrades from our plato platform, and the fourth and fifth patients in our ongoing FAB-GT clinical trial of AVR-RD-01 and the first patient in our ongoing Guard1 clinical trial of AVR-RD-02 were each dosed using this system. We believe our plato platform features the first automated, closed manufacturing system in CD34+ gene therapy.

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

We currently have one CMO partner in the United States and two partners in Australia for the production of AVR-RD-01 and AVR-RD-02 drug product. We also are in the process of establishing a CMO partnership in Europe.

Optimization of Conditioning Regimen

The conditioning regimen that we first employed utilized melphalan, a common chemotherapy drug, to ablate the patient’s bone marrow. As part of the upgrades to our plato platform, we transitioned to utilizing busulfan, another chemotherapy drug, that has been in use since the 1950’s. Busulfan is indicated for use in combination with cyclophosphamide as a conditioning regimen prior to allogeneic stem cell transplantation for chronic myeloid leukemia. Busulfan is routinely used in conditioning regimens before allogeneic stem cell transplantations for both malignant and non-malignant conditions. It has also been used as a single-agent, or in combination with an immunosuppressive agent, such as cyclophosphamide, in conditioning regimens prior to ex vivo gene therapy transplants.

We believe that the transition to busulfan for our conditioning regimen may confer several advantages. For example, busulfan will permit utilization of TCI in our conditioning regimen, thereby enabling physicians to personalize the dosing to each patient by titrating over four days to potentially enhance patient tolerability to the conditioning procedure and promote cell engraftment. By contrast, melphalan is administered once with no TCI, and may cause concern of conditioning-related toxicity across patients due to individual differences in metabolism of the drug. In addition, we believe that the utilization of busulfan in our single-agent myeloablative conditioning regimen has the potential to allow our gene therapies to cross the blood-brain barrier, a feature which may yield therapeutic benefit in diseases that have a central nervous system component, such as Fabry disease, Gaucher disease type 3, Hunter syndrome, Pompe disease and other rare and non-rare diseases. Finally, our busulfan conditioning regimen is designed to create more space in the ablated bone marrow compared to melphalan and may increase the average VCN of the patient bone marrow following treatment with the drug product, which are features that we believe will promote better cell engraftment and durability of the gene therapy.

We are aware that there have been cases of therapy-related myelodysplastic syndrome, or t-MDS, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. However, we have reviewed over 700 published cases of busulfan exposure preceding bone marrow transplant, hematopoietic cell transplant, or ex-vivo gene therapy for non-malignant indications, of which 649 were from peer-reviewed literature. Based on our review of these cases, we found only one case of t-MDS, which involved a report from December 2018 that a patient with preexisting sickle cell disease developed t-MDS. In that case, busulfan treatment was posited to be a contributing factor. We believe that due to the presence of other confounding factors in the patient, the cause of that patient’s t-MDS has not been conclusively determined. In response to these potential risks, we are investigating a plan to potentially implement molecular cytogenetic screening.

While the busulfan conditioning regimen is more intensive than the original conditioning regimen that utilizes melphalan, we believe it is still milder than some of the more aggressive conditioning regimens associated with gene therapies for other diseases, such as when busulfan is used in combination with cyclophosphamide, used at a higher dose, or when TCI is not applied. Furthermore, we believe our conditioning regimen may produce the desired effect while potentially allowing for a limited hospital stay.

plato Data

In February 2021, we announced data from the fourth patient dosed in our ongoing FAB-GT clinical trial of AVR-RD-01, who was the first patient dosed using our plato platform. At 12-months post-gene therapy, this patient exhibited plasma and leukocyte AGA enzyme levels that were 4.2x and 6.3x higher, respectively, than the mean plasma and leukocyte AGA activity levels of the other three dosed patients in the FAB-GT clinical trial measured as of 12-months post-gene therapy. Additionally, the fourth patient’s kidney biopsy taken at 12 months post-treatment showed a 100% clearance of Gb3 substrate.

Advantages of Our Approach over Existing Therapies

We believe our gene therapy solutions offer several potential advantages over existing therapies for lysosomal disorders, including:

•

Curative impact that has the potential to halt or reverse disease progression. Existing ERTs for Fabry, Gaucher, Hunter and Pompe, and oral therapies for cystinosis, provide some therapeutic benefit to patients. However, because of their suboptimal pharmacokinetics, these ERTs only transiently increase plasma enzyme levels and the therapies for cystinosis require multiple doses throughout the day. In contrast, our lentiviral-based gene therapies are designed to enable the body to constantly produce the functional enzyme or other protein. This can potentially halt pathological damage and, depending on the targeted indication and organ system, may even reverse disease progression. Our lentiviral-based gene therapies may provide potentially curative treatment to patients. This concept is illustrated in the graphs below.

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

•

Reduced treatment cost over a patient’s lifetime. Existing ERTs and oral therapies can cost millions of dollars over a patient’s lifetime because these therapies require frequent doses of expensive treatments to manage symptoms. Our single-dose gene therapies are designed to replace the costly chronic intravenous and oral therapies that are the current standard of care for patients with lysosomal disorders.

AVR-RD-01, Our Gene Therapy for Fabry Disease

We are developing AVR-RD-01 for the treatment of Fabry disease. We manufacture AVR-RD-01 from stem cells that are first harvested from the patient, modified to add the gene that encodes for AGA, and then infused into the patient. AVR-RD-01 is currently being evaluated in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial. A total of 10 patients have been dosed across both trials as of March 1, 2021.

Disease Overview

Fabry disease is a rare lysosomal disorder associated with significant morbidity and early mortality. It is caused by a gene defect that causes a deficiency of AGA, which breaks down a particular type of fat in the body’s cells known as globotriaosylceramide, or Gb3. As Gb3 and other related substrates increase in patients with Fabry disease, these become toxic to the patient’s cells. Gb3 and other glycosphingolipids accumulate and result in damage to the kidneys, heart and brain. Accumulation of Gb3 in tissues such as the heart and the vascular system can lead to life threatening vascular blockages and thus stroke and heart attacks. In addition, high levels of Gb3 substrate accumulation in the kidney can cause kidney failure. Gb3 can also accumulate in other tissues, such as the nervous system where it leads to debilitating pain. Due to end-stage renal disease and other life-threatening complications associated with Fabry disease, the average life expectancy in affected males is approximately 58 years of age.

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

Limitations of Current Therapies

Fabry disease is primarily treated with periodic infusions of ERT consisting of AGA enzyme over the patient’s lifetime. The most commonly prescribed ERTs for Fabry disease are Fabrazyme, marketed by Sanofi Genzyme, and Replagal, marketed by Shire, which was acquired by Takeda Pharmaceutical Company Ltd. In 2020, Fabrazyme and Replagal generated worldwide net sales of approximately €817 million euros and ¥51.6 billion Japanese yen, respectively. We estimate that the average five-year cost to the healthcare system per Fabry patient prescribed standard of care treatment in the United States is approximately $1.7 million. In addition, because ERTs are not curative and only slow, but do not halt, the progression of disease, patients deteriorate and the healthcare system incurs significant costs associated with recurring medical interventions.

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

Alternatives to ERT for patients with Fabry disease are limited. Galafold (migalastat), an oral therapy marketed by Amicus, was approved by the European Medicines Agency, or EMA, in May 2016, and by the FDA in August 2018. Amicus has reported that only 35% to 50% of the gene mutations associated with Fabry disease are amenable to migalastat.

Our Solution

We are developing AVR-RD-01 to halt or reverse disease progression and potentially provide a functional cure to patients with Fabry disease with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-01 is a lentiviral-based gene therapy that contains a codon-optimized human gene and is designed to maximize the likelihood of sustained AGA production by hematopoietic stem cells and their progeny.

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

Ongoing Multicenter Investigator-Sponsored Clinical Trial

In an ongoing Phase 1 clinical trial of AVR-RD-01 being conducted by the University Health Network, or UHN, and sponsored by Fabry Disease Clinical Research and Therapeutics, or FACTs, at three centers in Canada, a total of five patients with Fabry disease who have been treated with ERT for at least six months have been enrolled, and enrollment is complete. The protocol for this clinical trial originally provided that ERT for these patients would be suspended one month prior to receiving AVR-RD-01 and then resumed one month after the AVR-RD-01 treatment and continued at bi-weekly intervals. The trial protocol was subsequently amended to allow the investigator team, at their discretion, to discontinue ERT six months after treatment with AVR-RD-01. Three of the five patients in the clinical trial have discontinued the regular bi-weekly treatments with ERT and all three remain off ERT as of January 11, 2021.

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

All five patients in this clinical trial have been dosed. To date, the treatment was generally well-tolerated with no serious adverse events, or SAEs, related to the study drug. In addition, in all five patients, all of whom are males with classic Fabry disease, the level of plasma and leukocyte AGA enzyme activity began to rise after infusion. In each of the patients, plasma and leukocyte AGA enzyme activity was observed to increase from nearly undetectable levels before treatment to a peak within approximately three to six months after treatment, followed by a decline and trending to stabilize to levels above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml. We believe that the steep initial increase reflects AGA enzyme activity from the early progeny of the transduced stem cells, while the subsequent decline and stabilization in AGA enzyme levels reflect a shift from short term progenitor cells towards the gradual secretion of AGA enzyme by long-term engraftment cells that become more predominant over time.

AGA Enzyme Activity

As of 42 months after receiving AVR-RD-01, the first patient’s plasma and leukocyte AGA enzyme activity levels continued to be above the range for males with classical Fabry disease. Based on the level of endogenously produced enzyme activity, at the 18-month follow-up visit for this patient, the investigator team for the trial made a clinical decision to discontinue the bi-weekly ERT and the patient remains off ERT as of 42 months post-treatment with AVR-RD-01. Additionally, the third and fourth patients in this clinical trial discontinued ERT and both remain off ERT as of 24 months post-treatment with AVR-RD-01. The second and fifth patients have elected to continue receiving concurrent ERT. Plasma and leukocyte AGA enzyme activity levels in all five patients remained above the range for males with classical Fabry disease, defined as less than 1 nmol/hr/ml, as of 42 months, 36 months, 24 months, 24 months and 18 months after treatment, respectively. We believe these results, particularly from the patients in the trial with longer-term AGA data points reported, support the potential of AVR-RD-01 to drive functional enzyme production for long durations.

Lyso-Gb3 Levels

The substrate, Gb3, and its toxic metabolite, known as lyso-Gb3, are considered surrogate markers for disease activity and treatment response for Fabry disease. In the case of ERT-naïve patients and patients who have discontinued ERT, we believe that reductions in Gb3 levels following treatment with gene therapy are likely driven by the therapeutic effect of gene therapy. In four of the five patients in the Phase 1 clinical trial of AVR-RD-01, we have observed plasma lyso-Gb3 at levels post-treatment that are lower than the levels observed when the patient received only ERT prior to administration of AVR-RD-01, which we refer to as baseline ERT levels. We define baseline ERT for these Phase 1 patients as the mean of the plasma lyso-Gb3 values reported prior to initiating mobilization. Based on the latest interim data we presented in February 2021, these four Phase 1 patients exhibited reductions in plasma lyso-Gb3 levels ranging between 25% and 48% compared to their baseline ERT levels. With respect to the fourth patient, who discontinued ERT six months following administration of AVR-RD-01, we observed an initial decline in plasma lyso-Gb3 levels through six months post-treatment compared to baseline ERT, and a 35% increase in plasma lyso-Gb3 levels at 24 months post-treatment compared to baseline ERT. This patient’s plasma lyso-Gb3 levels remain within the range for the Fabry disease patients on ERT observed in this Phase 1 clinical trial.

Vector Copy Number

VCN, which is expressed as VCN per diploid genome, refers to the average number of copies of the lentiviral-vector inserted gene that are integrated into the genome of a cell, and is another measure that can be used to help assess the durability of a gene therapy. We believe that different diseases may require varying levels of VCN based on the underlying condition, and therefore VCN measurements across different diseases should be assessed separately. For example, a VCN of 0.1 may represent 5% to 10% of all nucleated circulating blood cells carrying one to two copies of the inserted gene, which we believe may be sufficient to result in clinically meaningful AGA enzyme activity in the case of Fabry disease, as suggested by our interim data from our ongoing clinical trials of AVR-RD-01. Based on the latest interim data we presented in February 2021, these five Phase 1 patients exhibited VCN levels of 0.04, 0.16, 0.24, 0.12 and 0.86 at 42 months, 36 months, 24 months, 24 months and 18 months after treatment, respectively.

Safety Data

Preliminary interim safety data indicate AVR-RD-01 has been generally well-tolerated with no SAEs related to the study drug.

Adverse events, or AEs, were consistent with expectations for the melphalan conditioning regimen prescribed by the study protocol. As of the most recent safety cut-off date of November 26, 2020, there were 94 AEs reported, 14 of which were Grade 3 or 4. The remainder of the AEs were Grade 2 or Grade 1.

Two SAEs were reported through the safety data cut-off date of November 26, 2020, which included one report of AE Grade 3 febrile neutropenia and one report of AE Grade 2 thrombophlebitis, each occurring following the conditioning regimen and treatment with AVR-RD-01. Both SAEs have subsequently resolved without clinical sequelae. One event, the development of a left thigh mass, was originally reported as an SAE but has now been considered by the study investigator as not serious and has resolved in the patient. No new AEs have been reported for the first patient since January 2018, the second patient since May 2018, the third patient since August 2018, the fourth patient since March 2019 or the fifth patient since August 2019. In addition, investigators observed a temporary suppression of absolute neutrophil counts and platelets, which is an expected consequence of the conditioning regimen. These decreases were transient and not associated with any negative long-term impact on the patients. Neutrophil and platelet counts recovered after dosing.

Pre-existing low anti-AGA antibody titers have been detected in four patients in the Phase 1 trial. We believe none of these are of clinical relevance.

Because this clinical trial is ongoing, safety and efficacy data are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, until the database is locked at the end of the study.

Ongoing Phase 2 Multinational Clinical Trial (FAB-GT)

We are sponsoring an open label, multinational Phase 2 clinical trial of AVR-RD-01, which we refer to as the FAB-GT clinical trial. This study was initiated in June 2018 in Australia and enrollment in this Phase 2 clinical trial is ongoing. Eight to 12 treatment-naïve males, 16 to 50 years old, with Fabry disease are expected to be enrolled in this trial. Our objectives for this trial are to assess safety and efficacy as measured by multiple indicators, such as AGA enzyme activity, Gb3 and lyso-Gb3 levels in blood and various tissues, kidney and cardiac function, gastrointestinal symptoms, and pain and quality of life scores. All enrolled patients will receive a single treatment with AVR-RD-01 and will be followed for 48 weeks to measure safety and efficacy. We have opened two U.S. sites for our ongoing FAB-GT clinical trial and are actively recruiting potential patients for our sites in Australia, Canada and the United States. We are also engaged in discussions with the Pharmaceuticals and Medical Devices Agency, or PMDA, regarding potential future clinical development of AVR-RD-01 in Japan.

As of March 1, 2021, five patients have been dosed in the FAB-GT clinical trial. For the fourth and fifth patients, we transitioned the lentiviral vector from LV1 to our optimized proprietary LV2 from our plato platform. All future patients in this clinical trial will be dosed using the plato platform, which we believe will further improve the efficacy and further enhance the safety of our lentiviral-based gene therapy. Because the transition to LV2 only impacts the ex vivo cell transduction process, and not the actual AGA enzyme that is produced by the transduced cells, or drug product, we believe this transition will be supported with in vitro comparability studies.

Kidney Biopsy

The primary efficacy endpoint of our FAB-GT clinical trial is the change from baseline in the average number of Gb3 inclusions per peritubular capillary, or PTC, as measured in a patient kidney biopsy one year (48 weeks) after treatment with AVR-RD-01. Gb3, also referred to as GL-3, is a type of fatty substrate that builds in the cells of Fabry patients, resulting in damage to organs such as kidneys and heart. PTCs, also referred to as kidney interstitial capillaries, or KICs, in Fabry clinical trials, convey blood after filtration in the glomeruli, enabling the blood to eventually exit the kidney and return to the circulatory system. In February 2021, we announced that the fourth patient in our FAB-GT clinical trial exhibited a reduction from an average of 4.02 Gb3 inclusions per PTC at baseline to zero inclusions per PTC one year after administration of AVR-RD-01, representing a 100% clearance of Gb3 substrate. These data followed our 2019 announcement that the first patient in the FAB-GT clinical trial exhibited a reduction from an average of 3.55 Gb3 inclusions per PTC at baseline to an average of 0.47 inclusions per PTC one year after administration of AVR-RD-01, representing an 87% reduction and a numerical decrease of 3.08. The assessments for these two patients were each made by two blinded pathologists who independently scored digital images of the sectioned kidneys from the 12-month biopsies. The second patient in the FAB-GT clinical trial has an N215S genotype, which is associated with a late-onset cardiac variant phenotype. This patient’s cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney, and accordingly this patient’s kidney biopsy had low levels of Gb3 and lyso-Gb3 at all measurements, including at baseline. Although we expect that data obtained from this patient will not provide meaningful insight on the primary efficacy endpoint in our FAB-GT clinical trial, including kidney biopsies, other important efficacy and safety measures continue to be derived from data collected from this patient. A kidney biopsy was conducted on the third patient in the FAB-GT clinical trial, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available. The fifth patient in this clinical trial was dosed in February 2021 and we expect to have kidney biopsy data available for that patient in the first half of 2022.

The following figure illustrates the decrease in average Gb3 inclusions per PTC for the first and fourth patients in the Phase 2 FAB-GT clinical trial.

Phase 2 FAB-GT: Patients 1 and 4 substrate reduction in kidney biopsy

Baseline: The last available, non-missing observation prior to AVR-RD-01 infusion

Note: With respect to Fabry disease clinical trials, Gb3 inclusions per PTC is interchangeable with GL-3 inclusions per KIC

Lyso-Gb3 Levels

The first patient in our FAB-GT trial had an 86% reduction in plasma lyso-Gb3 levels as of 29 months post-treatment with AVR-RD-01, the third patient had a plasma lyso-Gb3 reduction of 55% as of 19 months post-treatment, and the fourth patient had a plasma lyso-Gb3 reduction of 69% as of 12 months post-treatment with AVR-RD-01, in each case as compared to baseline. The second patient has an N215S genotype, which is associated with a late-onset cardiac variant phenotype and does not typically result in Gb3 accumulation in the kidney or skin.

AGA Enzyme Activity

In the first two patients in our FAB-GT clinical trial, for whom we have presented data out to 29 and 24 months, respectively, plasma and leukocyte AGA enzyme activity was observed to increase from nearly undetectable levels before treatment to a peak within three months after treatment, followed by a decline and trending to stabilize to levels above the range for males with Fabry disease, defined as less than 1 nmol/hr/ml. The third patient in the FAB-GT trial exhibited a rapid increase in plasma and leukocyte AGA enzyme activity from nearly undetectable levels before treatment to a peak within the first seven days after treatment in the case of plasma enzyme activity and within the first 14 days after treatment in the case of leukocyte enzyme activity, followed by a decline and subsequent increase which is trending toward a stable level above the range for males with Fabry disease at 18 months after treatment. The fourth patient in the FAB-GT trial, who was dosed with the plato platform, exhibited a rapid increase in AGA enzyme activity post-treatment and had not exhibited a substantial decline in AGA levels at 12 months after treatment. Similar to the results observed in the investigator-led Phase 1 trial of AVR-RD-01, we believe that the steep initial increase reflects AGA enzyme activity from the early progeny of the transduced stem cells, while the subsequent decline and stabilization in AGA enzyme levels reflect a shift from short-term progenitor cells towards the gradual secretion of AGA enzyme by long-term engraftment cells that become more predominant over time.

Skin Biopsy

Skin biopsies have been performed in the FAB-GT trial and evaluated by two independent blinded readers using a standard scoring system for Gb3 accumulation and clearance. The scoring system has a range of zero to three, with a score of zero representing none or trace accumulation, and a score of three representing severe accumulation. The first patient scored a three at baseline, a two at six months after treatment with AVR-RD-01 and a one at 12 months post-treatment with AVR-RD-01. The second patient in the FAB-GT trial, whose cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney and skin, scored a zero at baseline and at six months post-treatment with AVR-RD-01. The third patient scored a two at baseline and a two at six months post-treatment with AVR-RD-01. After consideration of the clinical relevance of substrate inclusion in the skin of Fabry patients and the lack of direct, strong correlation with substrate in the kidney, we have changed this trial’s exclusion criteria so that patients with no or minimal substrate in their skin at screening will still be eligible to participate in the clinical trial. We expect to continue collecting skin biopsy data as an exploratory measurement.

Vector Copy Number

The first four patients in our FAB-GT clinical trial have exhibited consistent VCN trends following administration of AVR-RD-01. Based on the latest interim data we presented in February 2021, these four FAB-GT patients exhibited VCN levels of 0.04, 0.06, 0.19 and 0.95 at 29 months, 18 months, 19 months and 12 months after treatment, respectively.

Kidney and Cardiac Function

Secondary endpoints of our FAB-GT trial include measurements of kidney function, as measured by estimated glomerular filtration rate, or eGFR, and measured glomerular filtration rate, or mGFR, as well as measures of cardiac function, as assessed by Left Ventricular Mass Index, or LVMI. eGFR is determined using the Chronic Kidney Disease Epidemiology Collaboration, or CKD-EPI, formula and mGFR is determined using plasma clearance of iohexol. The left ventricular mass, or LVM, is assessed by cardiac magnetic resonance imaging, or cardiac MRI, which is an imaging technology that enables non-invasive assessment of the function and structure of the heart. In general, for a patient with Fabry disease, an increase over time in LVM could potentially be expected. Improving patient outcomes by slowing or halting the progression of organ damage is a key mission of our Company and our investigational gene therapy programs.

In February 2021, we presented eGFR data for all five patients in the Phase 1 clinical trial of AVR-RD-01 and the first four patients in our FAB-GT clinical trial. We believe these data suggest that eight out of nine patients are exhibiting stable kidney function, with the first patient from the Phase 1 clinical trial out 42 months post-treatment. One patient, who remains on ERT as of January 11, 2021, entered the Phase 1 clinical trial with advanced kidney disease and a baseline eGFR level of less than 50 mL/min/1.73m2. As expected, this patient’s kidney function has not stabilized.

Also in February 2021, we presented mean average data on measures of cardiac function and structure in all four patients in the FAB-GT clinical trial at 12-months post-treatment as compared to mean baseline. The mean measurements of ejection fraction, end diastolic volume, cardiac output and LVMI at 12-months post-treatment showed an average percent change from baseline of 2.2%, 0.2%, 0.8% and 9.8%, respectively.

Safety Data

Preliminary interim safety data from the ongoing FAB-GT study indicate that AVR-RD-01 has been generally well-tolerated in the first four patients enrolled in the study.

As of the safety cut-off date of December 7, 2020, there were 111 AEs reported, 22 of which were Grade 3 or 4. The remainder of the AEs were Grade 2 or Grade 1. No AEs were deemed by the investigator to be possibly, probably, or definitely related to drug product. AEs in this study can be assigned to more than one causality assessment.

As of December 7, 2020, six SAEs were reported, one pre-treatment and five post-treatment. No events were related to AVR-RD-01 and five events were related to the conditioning regimen. All six SAEs subsequently resolved without clinical sequelae. After beginning stem cell mobilization but prior to undergoing the conditioning regimen and treatment with AVR‑RD‑01, the first patient experienced a seizure. In addition, during a scheduled protocol visit after dosing, the same patient experienced nausea and vomiting, dehydration and was admitted to the hospital for fluid hydration. Because this event warranted hospital admission, the event was categorized as an SAE. An additional SAE of febrile neutropenia was reported in each of the second and third patient post-treatment. The fourth patient experienced two post-treatment SAEs of culture negative fevers and mucositis Grade 2.

In addition to the above, each of the FAB-GT patients experienced a temporary suppression of absolute neutrophil counts and platelets, which is an expected consequence of the conditioning regimen. These decreases were transient and not associated with any negative long-term impact on the patients. Neutrophil and platelet counts recovered after dosing.

Because this clinical trial is ongoing, safety and efficacy data are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, until the database is locked at the end of the study.

AVR-RD-04, Our Gene Therapy for Cystinosis

Together with UCSD, we are developing CTNS-RD-04, which we refer to as AVR-RD-04, for the treatment of patients with cystinosis. AVR-RD-04 is manufactured from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for cystinosin, and then infused into the patient. AVR-RD-04 is currently being studied by our collaborators at UCSD in a Phase 1/2 investigator-sponsored clinical trial. As of March 1, 2021 three patients have been dosed with AVR-RD-04 and as of January 20, 2021 all three remained off cysteamine pills and eye drops.

Disease Overview

Cystinosis is a rare, genetic, autosomal recessive, lysosomal disorder caused by the accumulation of the amino acid cystine that is produced in the lysosomes of cells as the result of protein degradation. Cystine is normally transported through the lysosomal membrane to the cytosol where it is reutilized after its transformation to cysteine. In cystinosis, cystine accumulates inside the lysosomes because of a defect in the gene that encodes cystinosin, a protein that transports cystine across the lysosomal membrane. Cystine is poorly soluble and forms crystals as its concentration increases. These crystals build up and cause complications in many organs and tissues. The kidneys and eyes are especially vulnerable to damage, and the muscles, thyroid, pancreas and testes may also be affected.

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

Limitations of Current Therapies

Cystinosis is currently treated with oral formulations of cysteamine that enter the lysosome and stimulate the breakdown of cystine into products that do not require the cystinosin protein to be transported. Oral treatment can delay the development of kidney failure by six to ten years if it is started at a very early age, however it cannot prevent kidney failure or the development of other complications, such as the formation of cystine crystals in the cornea. The most commonly prescribed oral therapies for cystinosis are Procysbi (delayed release cysteamine bitartrate), marketed by Horizon Orphan, and Cystagon (cysteamine bitartrate), marketed by Mylan and Recordati S.p.A. In 2020, Procysbi generated worldwide net sales of approximately $170 million. We estimate that the average five-year cost to the healthcare system per cystinosis patient prescribed standard of care treatment in the United States is approximately $4.3 million.

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

Our Solution

We are developing AVR-RD-04 to potentially provide a functional cure to patients with cystinosis with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-04 is a lentiviral-based gene therapy containing a human gene for cystinosin designed to maximize the likelihood of sustained cystinosin production in hematopoietic stem cells and their progeny.

Ongoing Phase 1/2 Investigator-Sponsored Clinical Trial

In the Phase 1/2 clinical trial of AVR-RD-04 that is being conducted by our collaborators at UCSD, six patients with cystinosis who are currently being treated with cysteamine will be enrolled. The clinical trial’s primary endpoints are safety and tolerability, assessed for up to two years after treatment. Secondary endpoints to assess preliminary efficacy include change from baseline in cystine levels in rectal mucosa and granulocytes, as well as cystine crystal counts in the cornea and skin. These secondary efficacy endpoints will also be evaluated through clinical tests of kidney function, ophthalmologic measures, muscle strength, pulmonary function and neurological and psychometric function, as well as through patient-reported outcomes and assessments of health-related quality of life. Mixed leukocyte and granulocyte cystine concentration measures have been part of cystinosis standard of care treatment for the past two decades, and changes in the average level of cystine in granulocytes from baseline was originally a primary endpoint of the clinical trial of AVR-RD-04. However, we and our collaborators at UCSD determined that cystine concentration in leukocytes and granulocytes, which is used to monitor small molecule therapies, is not appropriate to represent the mechanism of action of a gene therapy. As a result, the protocol for this clinical trial was amended in 2020 to retain safety and tolerability as the primary endpoint, as is appropriate for this stage of development, and shift measurement of cystine in granulocytes to a secondary endpoint.

Because this is an investigator-sponsored clinical, the study drug will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial.

Kidney Function

Assessment of kidney function includes measurements of eGFR and serum creatinine, or sCR. eGFR is determined using the CKD-EPI formula and sCR is measured as part of the comprehensive metabolic panel. The first patient in the Phase 1/2 clinical trial exhibited an eGFR value of 42 mL/min/1.73m2 16 months post-treatment as compared to a baseline value of 55 mL/min/1.73m2. This patient’s eGFR values had been trending downward in the three years prior to administration of

AVR-RD-04. However, at three and 16 months post-treatment the patient’s eGFR values were 43 mL/min/1.73m2 and 42 mL/min/1.73m2, respectively. While these data suggest potential kidney function stabilization after years of pathological decline, this patient’s eGFR levels could resume declining at an accelerated rate due to the irreversible nature of end-stage renal disease. At six months post-treatment the second patient in the clinical trial, who has received two kidney transplants, exhibited an eGFR value of 81 mL/min/1.73m2 as compared to a baseline value of 71 mL/min/1.73m2.

Cystine Crystals in Skin and Rectal Biopsy Tissues

Skin and rectal biopsies were performed on the first patient at baseline and 12-months post-treatment with AVR-RD-04. The data from the biopsies are intended to show the average skin intracytoplasmic crystals per cell, which is a measurement of the number of toxic crystals in each cell, as well as the occupancy of cytoplasmic volume with crystals. In November 2020, we announced that at 12-months post-treatment the first patient’s skin and rectal biopsies exhibited a 44% and 76% reduction, respectively, in average intracytoplasmic crystals per cell, and a 72% and 87% reduction, respectively, in occupancy of cytoplasmic volume, in each case as compared to the patient’s baseline levels. We believe these data suggest that the patient is now producing an endogenous supply of functional cystinosin that is reducing the accumulation of toxic cystine crystals.

Levels of Cystine in Skin

Levels of cystine in the skin are measured with in vivo confocal microscopy, or IVCM, on two separate areas of the skin: behind the ear and in a location determined by the treating physician. The two measurements are analyzed and quantified with 3D Image-Pro software and averaged. The first patient in the Phase 1/2 clinical trial exhibited a 56% reduction from baseline in skin cystine levels measured 12 months post-treatment with AVR-RD-04. These skin measurements are considered experimental methodologies and will require additional study to determine their validity and significance.

Levels of Cystine in Cornea

Levels of corneal cystine crystals are being assessed in this clinical trial using IVCM. In November 2020, we presented one set of images of the first patient’s cornea measured at baseline and 12-months post-administration of AVR-RD-04, and another set of images measured at baseline, seven-, nine- and 12-months post-administration. The baseline IVCM images were taken using a Nidek ConfoScan microscope and the subsequent images were taken using a Heidelberg (HRT3) with Rostock Cornea Module microscope. Each of the post-treatment images showed a noticeable decline in the presence of corneal crystals.

Granulocyte Cystine Levels

The first patient in the Phase 1/2 clinical trial exhibited granulocyte cystine levels of 4.2 nmol half cystine per milligram 12 months post-treatment with AVR-RD-04 as compared to the baseline value of 7.8. This patient’s baseline value was measured two weeks after discontinuation of cysteamine treatment and prior to initiating mobilization.

Vector Copy Number

In February 2021 we presented interim VCN data for the first three patients dosed in the Phase 1/2 clinical trial. At 12 months post-treatment with AVR-RD-04 the first patient exhibited VCN level of 0.9; at six months post-treatment the second patient exhibited VCN level of 1.7; and at one month post-treatment the third patient exhibited VCN level of 2.55.

Photophobia

Photophobia, or light intolerance, is a symptom of cystinosis that is caused by the buildup of cystine crystals in the cornea, inflammatory cell infiltration and corneal nerve damage. In the Phase 1/2 clinical trial, photophobia is being assessed on a grade of zero to five. The first patient in the clinical trial scored a three at baseline and a one at 12-months post-treatment.

Exploratory Measurement – Skin and Hair Melanin

Photographs of the first patient in this clinical trial taken at four-, six- and nine-months post-treatment suggest that the patient’s complexion, eyebrows and hair color have darkened following administration of AVR-RD-04. As is typical of many people with cystinosis, this patient had fair hair color and skin tone prior to dosing. Cystinosin has been demonstrated to impact the regulation of melanin synthesis, and the protocol for this trial has been amended to prospectively assess changes in melanin.

Safety Data

As of the safety cut-off date of January 27, 2021, preliminary interim clinical data for the first three patients dosed in the Phase 1/2 clinical trial appear to indicate that the AVR-RD-04 investigational gene therapy has been generally well tolerated with no unexpected safety events identified. There have been no reports of safety events attributed to the AVR-RD-04 drug product. As of the safety data cut-off date of January 27, 2021 one SAE of appendicitis was reported, which occurred post-treatment and was deemed by the investigator to be unrelated to AVR-RD-04 or the treatment procedures. A total of 48 AEs were reported as of the safety cut-off date of January 27, 2021, a majority of which were reported by the investigator to be moderate or mild. All reported AEs were consistent with expectations for the underlying disease and conditioning regimen prescribed by the study protocol.

Because this clinical trial is ongoing, safety and efficacy data are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, until the database is locked at the end of the study.

AVR-RD-02, Our Gene Therapy for Gaucher Disease type 1

We are developing AVR-RD-02 for the treatment of Gaucher disease type 1. We plan to manufacture AVR-RD-02 from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for glucocerebrosidase, or GCase, and then infused into the patient. Patient enrollment has commenced for the Phase 1/2 Guard1 clinical trial of AVR-RD-02 in patients with Gaucher disease type 1, and we dosed the first patient in the second quarter of 2020. The Guard1 trial is actively recruiting in Australia and Canada, with additional sites planned in the United States, Israel and Europe. As of March 1, 2021 one patient has been dosed.

Disease Overview

Gaucher disease type 1 is the non-neuronopathic form of Gaucher disease, a rare, autosomal recessive, lysosomal disorder caused by a hereditary deficiency of functional GCase, an enzyme responsible for degrading glucocerebroside, a cell membrane building block, into glucose and lipids within lysosomes of cells. In patients with Gaucher disease type 1, the recycling of glucocerebroside from the breakdown of old red and white blood cells is inhibited, leading to its accumulation in macrophages. These abnormal macrophages, known as Gaucher cells, accumulate in multiple organs, particularly the liver, spleen and bone marrow.

Gaucher disease type 1 is one of the most common lysosomal disorders. It is diagnosed in approximately one in 44,000 births worldwide and is more prevalent in certain ethnic groups, such as people of Ashkenazi Jewish heritage. Approximately 90% of patients suffering from Gaucher disease in western countries have Gaucher disease type 1, which manifests as multiple morbidities including enlargement of the spleen and liver, low red blood cells, or anemia, low platelet count, or thrombocytopenia, and bone abnormalities including bone pain, fractures and arthritis. Bruising, risk of bleeding and fatigue are common due to the thrombocytopenia and anemia. Compared with the general population, patients with Gaucher disease type 1 have an approximately 20-fold increased risk of developing Parkinson’s disease. Gaucher disease type 1 does not have manifestations of central nervous system symptoms.

Limitations of Current Therapies

Gaucher disease type 1 is currently treated with bi-weekly infusions of ERT consisting of recombinant GCase over a patient’s lifetime. The most commonly prescribed ERTs for Gaucher disease are Cerezyme, marketed by Sanofi Genzyme, and VPRIV, marketed by Shire.

Although long-term ERT for Gaucher disease type 1 results in some therapeutic benefit, ERTs leave patients with significant unmet needs. Twenty-five percent of patients with Gaucher disease continue to experience physical limitations following two years of ERT, and a clinically significant percentage of patients continue to experience bone pain, thrombocytopenia and enlargement of spleen following ten years of ERT. In a published study of ERT therapy for Gaucher disease type 1, six target goals were evaluated, including parameters for hemoglobin and platelet levels, spleen and liver volumes, and general bone pain and severe disabling bone pain known as bone crisis. Following at least four years of ERT in this study, approximately 60% of patients failed to achieve one or more of these six target goals.

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

Both ERTs and oral therapies for Gaucher type 1 impose significant costs on the healthcare system. We estimate that the average five-year cost to the healthcare system per Gaucher patient (all types) prescribed standard of care treatment in the United States is approximately $2.3 million. In 2020, Sanofi Genzyme’s Cerezyme and Cerdelga together generated worldwide net sales of approximately €924 million euros and Takeda’s VPRIV generated worldwide net sales of approximately ¥38.5 billion Japanese yen.

Our Solution

We are developing AVR-RD-02 to potentially provide a functional cure to patients with Gaucher disease type 1 with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-02 is a lentiviral-based gene therapy that contains a codon-optimized human gene and is designed to maximize the likelihood of sustained GCase production in hematopoietic stem cells and their progeny.

Ongoing Phase 1/2 Clinical Trial (Guard1)

We have initiated our Guard1 Phase 1/2 clinical trial of AVR-RD-02 in patients with Gaucher disease type 1. Patient enrollment has commenced, and as of March 1, 2021 one patient has been dosed. This clinical trial is actively recruiting in Australia and Canada, with additional sites planned in the United States, Israel and Europe. Our initial clinical trial will be an adaptive trial that will include both treatment-naïve patients and patients that are currently stable on ERT. We intend to enroll eight to 16 patients, between the ages of 16 and 35, with Gaucher disease type 1. Patients currently prescribed ERT will cease treatment throughout the clinical trial. All enrolled patients will receive a single treatment with AVR-RD-02 and will be followed for 52 weeks to measure safety and efficacy. We intend to utilize our plato platform for all patients enrolling in our Phase 1/2 clinical trial of AVR-RD-02. Our efficacy endpoints for this clinical trial will include measures of clinical efficacy, such as liver and spleen volumes, hemoglobin, platelet counts, bone pain and bone density measures along with other blood markers used in Gaucher disease type 1.

In February 2021 we presented data on the first patient in the Guard1 clinical trial, who discontinued ERT one month prior to dosing of AVR-RD-02 and remains off ERT as of February 8, 2021.

Plasma Lyso-Gb1 Reductions

Glucosylsphingosine, or lyso-Gb1, is considered a surrogate marker for disease activity and treatment response for Gaucher disease type 1. In the case of ERT-naïve patients and patients who have discontinued ERT, we believe that reductions in lyso-Gb1 levels following treatment with gene therapy are likely driven by the therapeutic effect of gene therapy. In February 2021, we announced that the first patient in our Guard1 clinical trial exhibited a 44% reduction in plasma lyso-Gb1 levels six months post-administration of AVR-RD-02 as compared to baseline while on ERT. In this study baseline ERT is the measurement of a single plasma lyso-Gb1 value observed prior to initiating mobilization.

Plasma Chitotriosidase Reductions

Chitotriosidase is a biomarker of macrophage activation that is found in high levels in Gaucher patients where the macrophages have accumulated an excess lipid burden. In February 2021, we announced that at six months post-treatment with AVR-RD-02 the first patient in the Guard1 clinical trial exhibited a 49% reduction in chitotriosidase levels as compared to baseline while on ERT. In this study baseline ERT is the measurement of a single chitotriosidase value observed prior to initiating mobilization.

Hemoglobin Concentration and Platelet Counts

Gaucher disease type 1 typically causes patients to have low levels of hemoglobin and platelets. In February 2021, we presented data on the hemoglobin and platelet levels of the first patient dosed in the Guard1 clinical trial at screening, baseline and six months post-administration of AVR-RD-02. The baseline measurement was taken one month prior to discontinuation of ERT. At screening, baseline and six months post-treatment, the patient’s platelet counts were 455x109/L, 432x109/L and 351 x109/L, respectively, and the patient’s hemoglobin concentration was 12.5 g/dL, 11.2 g/dL and 12.2 g/dL, respectively. Both six-month measurements are within the normal range for a healthy individual.

Vector Copy Number

In February 2021 we presented VCN data for the first patient dosed in the Guard1 trial. At six months post-treatment, the patient exhibited a VCN of 0.6. In addition, at three months post-treatment an exploratory assessment of VCN in specific cell populations showed a VCN ≥ 0.7 in the myeloid cell lines, which we believe could be indicative of transgene presence in the macrophages, the essential cell impacted in Gaucher patients.

Safety

As of the safety cut-off date of January 4, 2021, preliminary interim clinical data for the first patient dosed in the Guard1 clinical trial appear to indicate that the AVR-RD-02 investigational gene therapy has been generally well tolerated with no unexpected safety events identified. There have been no reports of safety events attributed to the AVR-RD-02 drug product, and no SAEs were reported as of the safety data cut-off date. A total of 29 AEs were reported as of the safety cut-off date, two of which were Grade 4 and seven of which were Grade 3. The remainder of the AEs were Grade 2 or Grade 1. All reported AEs were consistent with expectations for the underlying disease and conditioning regimen prescribed by the study protocol and have resolved.

Because this clinical trial is ongoing, safety and efficacy data are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, until the database is locked at the end of the study.

AVR-RD-05, Our Gene Therapy for Hunter Syndrome

We are developing AVR-RD-05 for the treatment of mucopolysaccharidosis type II (MPSII), or Hunter syndrome. AVR-RD-05 involves ex vivo transduction of the patient’s own hematopoietic stem cells with a therapeutic transgene, in-licensed from the University of Manchester, or UoM, designed to express functional iduronate 2-sulfatase, or IDS, which is the enzyme the patient needs to maintain cellular health, coupled to a proprietary ApoE2 protein tag that is designed to improve stability of the enzyme in the bloodstream and facilitate uptake by tissues.

AVR-RD-05 will be studied by our collaborators at UoM and a Phase 1/2 investigator-sponsored clinical trial of AVR-RD-05 is expected to commence in the first half of 2022.

Disease Overview

Hunter syndrome disease is a rare, recessive lysosomal disorder caused by a mutation in the gene that encodes for IDS that results in accumulation of the glycosaminoglycans heparan and dermatan sulfate. Hunter syndrome affects a multitude of organs and is a chronic and progressive multi‐system disorder. Clinical manifestations in Hunter syndrome include skeletal abnormalities, known as dysostosis multiplex, short stature, joint stiffness, and hepatosplenomegaly, accompanied by cardiorespiratory symptoms. Severe cases of Hunter syndrome, which are most common, also feature progressive neurodegeneration, typically followed by death in teenage years due to obstructive airway disease and cardiac failure.

Hunter syndrome is an X-linked disorder, meaning the gene that is responsible is located on the X chromosome. Because males have only one X chromosome, an abnormal copy of the gene that causes Hunter syndrome disease is sufficient to cause the disease. The overall diagnosed incidence of Hunter syndrome is estimated to be approximately one in 100,000 to one in 170,000 males worldwide.

Limitations of Current Therapies

Hunter syndrome is currently treated with ERT delivered by weekly intravenous infusion. The only approved therapy for Hunter syndrome is Elaprase, marketed by Shire, which generated worldwide net sales of approximately ¥67 billion Japanese yen in 2020. We estimate that the average five-year cost to the healthcare system per Hunter patient prescribed standard of care treatment in the United States is approximately $2.4 million.

Two-thirds of patients experience developmental and neurological decline, which is often noted by approximately age two. Due to lack of newborn screening, diagnosis usually occurs much later in patient’s lives, around five years of age and can be as late as eight years. Although patients typically begin ERT treatment almost immediately after diagnosis, often the disease symptoms are far advanced and ERT is insufficient to halt the disease progression. ERT does not treat the neurological symptoms of the disease, and therefore a significant unmet need remains in a majority of patients with Hunter syndrome. Furthermore, anti-ERT antibodies are a limitation for a significant part of the entire patient population.

Our Solution

We, together with our collaborators at UoM, are developing AVR-RD-05 to potentially provide a functional cure to patients with Hunter syndrome. AVR-RD-05 is intended to be a gene therapy product containing a codon-optimized human gene for IDS attached to a ApoE2 protein tag designed to increase the cells’ secretion of IDS to potentially restore healthy cellular function, stabilize the secreted IDS so it has a longer half-life, and facilitate uptake of IDS into the brain. In addition, we believe that the utilization of busulfan in our conditioning regimen may have the potential to allow AVR-RD-05 to cross the blood-brain barrier, a feature which may yield therapeutic benefit.

Preclinical Data

In November 2020, we presented previously published preclinical data on AVR-RD-05. The study presented data from normal study mice, mice affected with the equivalent of Hunter syndrome, mice treated with AVR-RD-05 modified to not incorporate the ApoE2 protein tag, and mice treated with AVR-RD-05 incorporating the proprietary ApoE2 tag. These data demonstrated the effect of AVR-RD-05 on levels and composition of heparan sulfate in the brain, neuro-inflammatory pathologies, facial and skeletal abnormalities, as well as cognitive performance and sensorimotor coordination and balance. We believe these data support the potential of AVR-RD-05 to treat this progressive disease, and potentially prevent the onset of severe symptoms if treated early.

Planned Phase 1/2 Investigator-Sponsored Clinical Trial

Our collaborators at UoM plan to initiate a Phase 1/2 clinical trial in the first half of 2022. The Phase 1/2 clinical trial is expected to enroll five male patients, age three months to 24 months, with an early progressive form of the disease. The clinical trial is expected to be open to treatment-naïve patients as well as patients currently on ERT. The clinical trial’s primary endpoints are expected to be safety and tolerability. Secondary endpoints to assess preliminary efficacy are expected to include measurements of IDS levels and its activity as well as levels of glycosaminoglycans. Neurocognitive evaluations will also be conducted to evaluate therapeutic activity in the brain.

Because this is an investigator-sponsored clinical, the study drug will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial.

AVR-RD-06, Our Gene Therapy for Gaucher disease type 3

In November 2020, we announced an expansion of our lysosomal disorder pipeline with a new preclinical product candidate, AVR-RD-06, our investigational gene therapy for Gaucher disease type 3. Gaucher disease type 3 is the subacute neurological form of Gaucher disease characterized by progressive encephalopathy and associated with the systemic manifestations of Gaucher type 1. As with Gaucher type 1, Gaucher type 3 disease is caused by a gene that codes for the enzyme glucocerebrosidase. The deficiency in glucocerebrosidase leads to the accumulation of Gb1 and its toxic metabolite, lyso-Gb1. AVR-RD-06 is expected to use the same vector and drug product that we use in AVR-RD-02, our investigational gene therapy for Gaucher disease type 1. We currently expect to request a meeting with the FDA this year to discuss a potential path to the clinic for AVR-RD-06.

Disease Overview

Gaucher disease type 3 is the subacute, chronic neurological form of Gaucher disease, a rare, autosomal recessive, lysosomal disorder caused by a hereditary deficiency of functional GCase, an enzyme responsible for degrading glucocerebroside, a cell membrane building block, into glucose and lipids within lysosomes of cells. In patients with Gaucher type 3 disease, the recycling of glucocerebroside from the breakdown of old red and white blood cells is inhibited, leading to its accumulation in macrophages. These abnormal macrophages, known as Gaucher cells, accumulate in multiple organs, particularly the liver, spleen and bone marrow. In addition, glucosylceramide accumulates in perivascular macrophages and brain glial cells and neurons leading to neuronal death. Clinically, central nervous system manifestations of Gaucher disease type 3 appear in childhood or adolescence, typically within the latter part of the first decade for the majority of patients, although the course of disease is markedly heterogenous.

Gaucher disease type 3 is estimated to occur in one in 100,000-300,00 births and is more prevalent in certain ethnic groups, such as people of Swedish Norrbottnian descent. Systemic manifestations of Gaucher disease type 3 may include enlargement of the spleen and liver, low red blood cells, or anemia, low platelet count, or thrombocytopenia, and bone abnormalities including bone pain, fractures and arthritis. Bruising, risk of bleeding and fatigue are common due to the thrombocytopenia and anemia. Variable other features of Gaucher disease type 3 include pulmonary infiltrates and esophageal varices associated with liver cirrhosis. Presentation of diverse neurologic features may begin at any time during infancy and early childhood with the most prevalent finding of horizontal supranuclear gaze palsy. Other manifestations of neurological disease include generalized seizures, myoclonus, ataxia, and/or dementia.

Limitations of Current Therapies

Current therapies used to treat Gaucher disease type 1, namely, ERT and substrate reduction therapy, or SRT, do not penetrate the brain and therefore have no effect on the neurological aspects of Gaucher disease type 3. The most commonly prescribed ERTs for Gaucher disease are Cerezyme, marketed by Sanofi Genzyme, and VPRIV, marketed by Shire.

Patients with Gaucher disease type 3 may exhibit wide variation of disease progression with the severity of systemic disease and neurological deficits differing considerably between patients. In a published study of SRT therapy for Gaucher disease type 3, no significant benefits were demonstrated on the neurological manifestations of Gaucher disease type 3. Although long-term ERT for Gaucher disease type 3 results in some therapeutic benefit on visceral, hematological and bone manifestations, ERTs leave patients with significant unmet needs owing to persisting accumulation of substrate within the central nervous system. Following 10 years of ERT, two patients’ epilepsy had worsened while a third patient developed epilepsy around eight years after treatment initiation. Another published study on ERT showed that enzyme infusions had no effect on patients with myoclonus and approximately 40% of patients deteriorated neurologically during a median 3.5 year follow-up period.

Our Solution

We are developing AVR-RD-06 to potentially provide a functional cure to patients with Gaucher disease type 3 with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-06 is a lentiviral-based gene therapy that contains a codon-optimized human gene and is designed to maximize the likelihood of sustained GCase production in hematopoietic stem cells and their progeny.

Preclinical Data

In November 2020, we presented preclinical data from a mouse study which we believe demonstrate the potential of lentiviral gene therapy to repopulate the microglia compartment of the brain with microglia cells carrying the therapeutic gene. We also presented preclinical data demonstrating a technique that potentially allows us to examine individual cells in the brain to determine which cell types contain the therapeutic gene. Finally, we presented data comparing the genetically modified microglia and endogenous microglia, which we believe suggest that even though the modified cells are not native to the brain, they do not act as “invaders” and thus could be expected to carry out normal physiological functions.

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

Disease Overview

Pompe disease is a rare, autosomal recessive lysosomal disorder caused by a mutation in the gene that encodes for GAA that results in the buildup of glycogen, a complex sugar, in the body’s cells. The accumulation of glycogen in certain organs and tissues, especially muscles, impairs normal tissue and organ function. Patients with Pompe disease experience serious muscle related problems, including progressive muscle weakness, especially in the legs and trunk, and the muscles that control breathing. As the disorder progresses, breathing problems can lead to respiratory failure.

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

Limitations of Current Therapies

Pompe disease is currently treated with ERT delivered by bi-weekly intravenous infusion. The only approved therapy for Pompe disease is Lumizyme (known as Myozyme outside of the United States), marketed by Sanofi Genzyme, which generated worldwide net sales of approximately €948 million euros in 2020. We estimate that the average five-year cost to the healthcare system per Pompe patient prescribed standard of care treatment in the United States is approximately $3.2 million.

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

Our Solution

Our AVR-RD-03 program for Pompe disease is currently in preclinical development, and in 2020 we completed IND-enabling proof-of-concept preclinical studies, with toxicology studies expected to be completed in 2021.We are developing AVR-RD-03 to be a gene therapy product containing a codon-optimized human gene for GAA attached to a GILT tag designed to increase uptake of GAA in muscle cells. AVR-RD-03 will target patients with late onset Pompe disease, which represent the majority of patients with this disease. In addition, we believe that the utilization of busulfan in our conditioning regimen may have the potential to allow AVR-RD-03 to cross the blood-brain barrier, a feature which may yield therapeutic benefit.

Preclinical Data

In November 2020 we presented data from a study in which mice with the equivalent of classic infantile-onset Pompe disease were treated with AVR-RD-03. We these data believe support the potential of lentiviral-based gene expression of

GAA to prevent some of the symptoms of GAA deficiency. These results also demonstrated the need to further increase the uptake of GAA into muscle cells to treat patients, which is a known challenge for ERTs and leads to the use of large quantities of enzyme to attempt to deliver effective treatment levels.

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

GAA Enzyme Production

Our preclinical study measured the levels of GAA observed in normal mice, mice with the equivalent of infantile-onset Pompe disease, mice treated with AVR-RD-03 modified to not incorporate our proprietary GILT tag, and mice treated with AVR-RD-03 including our GILT tag, in each case measured 16 weeks post-treatment. These data showed significant overexpression of GAA in bone marrow, white blood cells and plasma in mice treated with AVR-RD-03 without our GILT tag as well as AVR-RD-03 incorporating our GILT tag.

Glycogen Reduction

Our preclinical study also measured glycogen levels in the heart and brain at four months post-treatment with our GILT-tagged version of AVR-RD-03, which showed a 99% and 100% reduction, respectively, in glycogen levels. In addition, our study measured glycogen levels in various organs of the study mice at eight months post-treatment. The data showed an average of greater than 99% reduction in glycogen levels in the heart, greater than 97% reduction in the diaphragm, greater than 85% reduction in skeletal muscle, greater than 95% reduction in the brain, and greater than 99% reduction in the spinal cord.

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

•

We are developing therapies to treat rare diseases and expect to pursue orphan-drug designation in the United States and similar protection outside of the United States. To date, the FDA and the European Commission have each granted orphan drug designation to AVR-RD-01 for the treatment of Fabry disease, AVR-RD-04 for the treatment of cystinosis, and AVR-RD-02 for the treatment of Gaucher disease type 1. These and other regulatory exclusivities, if granted or applicable, can prevent competitors, during the exclusivity period, from obtaining regulatory approval of the same drug or biological product for the same indication. See “—Government Regulation.”

•	We currently in-license, and we expect to file our own, patents and patent applications relating to certain of our product candidates.

We have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., GenStem Therapeutics, Inc. and The University of Manchester directed to compositions and methods related to the manufacture and use of certain of our gene therapies. In addition, we have in-licensed certain intellectual property rights and know-how from the University Health Network and affiliates of Lund University. For example, we have in-licensed know-how and data related to AVR-RD-01, including certain information about the vector and its use, from University Health Network, and we have in-licensed know-how and data related to AVR-RD-02, including certain information about the vector and its use, from certain academic scientists affiliated with Lund University. Each of our licenses are limited to particular fields, such as Fabry disease, Gaucher disease type 1, Pompe disease, cystinosis, or Hunter syndrome, and are subject to certain retained rights. We do not control the prosecution and maintenance of all of our in-licensed patents and patent applications, and our rights to enforce the patents are limited in certain ways. For additional detail regarding the risks associated with our license agreements see “Risk Factors—Risks Related to Intellectual Property.”

As of March 1, 2021, our in-licensed patent portfolio relating to certain of our gene therapies included the following:

•

AVR-RD-03 (Pompe program): two U.S. patents, projected to expire in 2022 and 2023, and two U.S. patent applications, which if granted, would be projected to expire in 2022 and 2029, as well as corresponding patents and patent applications in certain foreign jurisdictions, as they pertain to compositions and methods for promoting lysosomal uptake of acid alpha-glucosidase and the treatment of Pompe disease. These patents and patent applications are licensed to us by BioMarin and relate to the GILT tag.

•

AVR-RD-04 (cystinosis program): one U.S. patent application, which, if granted, would be projected to expire in 2038, as well as corresponding patents and patent applications in certain foreign jurisdictions, containing claims directed to hematopoietic stem cells expressing cystinosin and methods of using the same for the treatment of cystinosis. These patent applications are licensed to us by GenStem Therapeutics, and GenStem obtained its rights from the University of California, San Diego.

•

AVR-RD-05 (Hunter program): one U.S. patent application, which, if granted, would be projected to expire in 2038, as well as corresponding patents and patent applications in certain foreign jurisdictions, containing claims directed to gene therapy vectors encoding iduronate-2-sulfatase and methods of using the same for the treatment of Hunter syndrome. These patent applications are licensed to us by the University of Manchester.

The term of any given patent depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the application, subject to the timely payment of maintenance fees, among other considerations. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed commonly owned patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In certain foreign jurisdictions similar extensions as compensation for regulatory delays are also available. The actual protection afforded by a patent varies on a claim by claim and country by country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Currently, we do not own or license patents or patent applications related to our AVR-RD-01, AVR-RD-02 or AVR-RD-06 product candidates. We rely, in some circumstances, on trade secrets and unpatented know-how that is either owned by or licensed to us to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors.

License Agreements

License Agreement with The University of Manchester

In September 2020, we entered into an agreement, or the MPSII License Agreement, with The University of Manchester, England, or UoM, whereby UoM granted us an exclusive worldwide license under certain patent and other intellectual property rights, subject to certain retained rights, to develop, commercialize and sell an ex vivo lentiviral gene therapy for use in the treatment of Hunter syndrome, or mucopolysaccharidosis type II. As consideration for the MPSII License Agreement, we agreed to pay UoM an upfront, one-time fee of $8.0 million.

As part of the agreement, we are obligated to make milestone payments of up to an aggregate of $80.0 million upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a mid-single digit percentage based on net sales of products licensed under the agreement and to pay a low double-digit percentage of any sublicense fees received by us. The next anticipated payment milestones under the MPSII License Agreement include $2.0 million, which would become due following the date of regulatory approval of the clinical trial application for the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM, and $4.0 million, upon the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM.

Unless terminated earlier, the agreement expires upon the later of 15 years from the effective date or the expiration of the last valid claim of the licensed patents, subject to certain surviving rights and obligations. We and UoM can each terminate the agreement in the event of the bankruptcy or insolvency of the other party, or a material breach by the other party and failure to cure such breach within a certain period of time. UoM has the right to terminate the agreement in the event of certain actions relating to challenge or opposition to the licensed intellectual property brought us or its affiliates or sublicensees.

Concurrently with the MPSII License Agreement, we entered into a collaborative research funding agreement with UoM, or the CRFA. Under the CRFA, we have agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which are currently estimated to equal approximately £9.1 million in the aggregate.

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

In addition, under this agreement we made a philanthropic commitment to donate funds to organizations for the benefit of the Canadian Fabry community in an amount equal to a low double-digit percentage of our royalty payments and regulatory milestone payments, up to a maximum amount of C$0.5 million in any calendar year.

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

As consideration for the license, we are required to make payments in connection with the achievement of certain milestones up to an aggregate of $0.55 million.

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

As consideration for the license, we paid an initial license fee in the amount of $0.5 million and issued 233,765 shares of our Series B preferred stock to BioMarin at the time of our Series B financing. We are also obligated to make payments to BioMarin upon achievement of certain milestones up to an aggregate of $13.0 million and pay to BioMarin a low single digit royalty percentage on net sales of licensed products covered by patent rights in a relevant country. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the latest to occur of the expiration or termination of the last valid claim under the licensed patent rights in such country, which is currently projected to occur in 2029, the tenth anniversary of the first commercial sale of such licensed product in such country and the expiration of any applicable regulatory exclusivity in such country.

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

As consideration for the license, we paid an initial license fee in the amount of $1.0 million and are required to make payments upon completion of certain development milestones up to an aggregate of $16.0 million. For example, in November 2019 we made a $2.0 million payment in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States. Additionally, we will pay to GenStem a tiered mid to high-single digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third party sublicensees. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, which is currently projected to occur in 2038, whichever is later.

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

The market for treatment of lysosomal disorders is especially large and competitive. The gene therapies we are currently developing, if approved, will face competition.

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

A reference biological product is granted four and 12 year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Other Healthcare Laws and Compliance Requirements

In addition to FDA restrictions on the marketing of pharmaceutical products, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our business or financial arrangements and relationships through which we market, sell and distribute the gene therapies for which we obtain approval. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed;

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. In addition, the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015 led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Further, on January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in proposing and passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive clinical trials in order to demonstrate the medical necessity and cost-effectiveness of such product, in addition to the costs required to obtain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit. Factors payors consider in determining reimbursement are based on whether the product is:

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

Employees

As of December 31, 2020, we had 121 full-time employees, 34 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 88 employees are engaged in research and development activities and 33 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

Since inception, we have incurred net losses. We incurred net losses of $119.7 million and $73.0 million for the years ended December 31, 2020 and 2019, respectively. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing clinical trials, particularly if and as we commence and continue clinical-stage activities for our product candidates;

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

As of December 31, 2020, we had cash and cash equivalents of $259.7 million. We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. For example, as part of our registration strategy for AVR-RD-01, we are evaluating expanding our clinical development program in support of optimizing the potential for a broad label. Such expansion, if implemented, could require significant additional development costs for AVR-RD-01. Furthermore, we have expanded the number of programs in our pipeline to a total of six investigational gene therapies, three of which are in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. Our future capital requirements will depend on many factors, including:

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China and subsequently spread across the world. The COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines and stay-at-home orders, business closures, border closures and travel restrictions, cancellations of public gatherings, and other public health safety measures. These measures continue to disrupt normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

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

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients has begun to resume, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection has been delayed and additional delays could result from COVID-19-related interruptions. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe and Israel, and each of these regions are currently being affected by COVID-19.

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

Additionally, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

These and other factors arising from the COVID-19 pandemic could worsen and further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the efficacy and safety of vaccines, the ability of third parties to manufacture and distribute vaccines, new information that may emerge concerning mutations of the coronavirus, and the actions to contain or mitigate the coronavirus or treat its impact, among others.

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the COVID-19 pandemic. In addition, the implementation of our plato platform and upgrades, including our transition to TCI conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of March 1, 2021 we have only dosed three patients using our plato platform, which we plan to utilize for the majority of patients in our ongoing FAB-GT clinical trial for AVR-RD-01 and all patients in the Guard1 clinical trial of AVR-RD-02. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. If additional clinical or long-term follow-up experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked or limited.

There have been several significant adverse side effects in gene therapy treatments in the past, including multiple reported cases of leukemia, myelodysplastic syndrome and death seen in other clinical trials. For example, in February 2021 a case of potential myelodysplastic syndrome and a separate case of acute myeloid leukemia were reported in a third party’s clinical trials of lentiviral gene therapy for the treatment of sickle cell disease. These safety events are currently under investigation, and while several factors have been posited as potential direct or contributing causes, including the use of busulfan in the conditioning process, no definitive conclusion has been made as of the date of this Annual Report on Form 10-K. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop.

Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional oncogenesis by the vectors, leading to malignant transformation of transduced cells. In addition, dominant clonal expansion due to vector integration has been observed in third-party ex vivo lentiviral gene therapy clinical trials, including one case of thalassemia and two cases of cerebral adrenoleukodystrophy. Although to date there have been no reports of malignant transformation in these patients, these cases and any similar cases will require further monitoring and follow-up. While our lentiviral gene therapy approach is designed to avoid immunogenicity against the vector after administration, there can be no assurance that patients would not create antibodies that may impair treatment. In addition, although we are investigating a plan to potentially implement molecular cytogenetic screening, there can be no assurance that we will successfully implement such screening procedures or that, if implemented, they will enhance the safety profile of our gene therapy product candidates. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

In addition to side effects caused by our product candidates, the conditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, also can cause adverse side effects. A gene therapy patient is generally administered one or more myeloablative drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified gene-corrected stem cells to engraft and produce their progeny. This procedure causes adverse side effects and transiently compromises the patient’s immune system, known as neutropenia, and ability to form blood clots, known as thrombocytopenia.

In 2019 we began transitioning, in connection with our Company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize a precision dosing program, TCI, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. While we believe that the conditioning regimen could be performed during a limited hospital stay, we cannot guarantee that the conditioning will not require a lengthier hospitalization. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in each of our ongoing clinical trials several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, were observed. While such adverse events in connection with conditioning is expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, our product candidates for any or all targeted indications. There have been cases of therapy-related myelodysplastic syndrome, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. Although we are investigating a plan to potentially implement molecular cytogenetic screening as an additional risk reduction measure, there can be no guarantees that these procedures, if implemented, would be successful. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, lead to a drop in our stock price, and significantly harm our business, prospects, financial condition and results of operations.

We have never completed a pivotal clinical trial, and may be unable to do so for any product candidates we may develop.

We are at an early stage of development for all of our product candidates. As of March 1, 2021, we have dosed only 14 patients across four ongoing clinical trials. These ongoing clinical trials, as well as potentially additional pivotal clinical trials, must be completed in order to obtain FDA approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful. For example, the primary efficacy endpoint of our Phase 2 clinical trial of AVR-RD-01, which we refer to as the FAB-GT clinical trial, is the change, from baseline to one year post-treatment with AVR-RD-01, in the average number of Gb3 inclusions per PTC, as measured in a patient kidney biopsy. The second patient in the FAB-GT trial has an N215S genotype, which is associated with a late-onset cardiac variant phenotype and lower plasma lyso-Gb3 levels. This patient’s cardiac variant phenotype does not typically result in Gb3 accumulation in the kidney and skin, and accordingly we do not expect that data obtained from this patient will have a meaningful impact on certain efficacy endpoints in our FAB-GT clinical trial, including kidney and skin biopsies. Nonetheless, there may be other important insights derived from data collected from this patient in the FAB-GT clinical trial. In addition, although a kidney biopsy was performed on the third patient in the FAB-GT clinical trial, as a result of human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available. However, we expect to continue collecting other data from the third patient, including measures of kidney function such as estimated glomerular filtration rate and measured glomerular filtration rate.

In addition, we have not yet conducted any company-sponsored clinical trials of any of our product candidates in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-01, AVR-RD-04, AVR-RD-02 or any other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. While we have received clearance from the FDA to commence clinical testing in the United States for AVR-RD-01 and AVR-RD-02, and the sponsor of the investigator-led clinical trial for AVR-RD-04 has received the same, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

The ongoing Phase 1 clinical trial of AVR-RD-01 is an investigator-sponsored trial being conducted by University Health Network, and the ongoing Phase 1/2 clinical trial of AVR-RD-04 is also an investigator-sponsored clinical trial, which is being conducted by our collaborators at the University of California, San Diego. In addition, the planned Phase 1/2 clinical trial of AVR-RD-05 will be an investigator-sponsored trial conducted by our collaborators at The University of Manchester. We do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned Company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the Company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. For example, there can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our Company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. Although we plan to meet with the FDA in the first quarter of 2021 to discuss our regulatory strategy and a potential accelerated approval pathway for AVR-RD-01, to date we have not received definitive guidance from the FDA or other foreign regulatory bodies regarding the necessary endpoints for approval of any of our product candidates. While we are aware that the FDA utilized an efficacy endpoint based on patients’ kidney biopsy in the recent approval of Migalastat for Fabry disease, for which we are also measuring as our primary efficacy endpoint in our ongoing Phase 2 FAB-GT clinical trial of AVR-RD-01, there can be no guarantees that regulatory agencies will permit us to use the same endpoint in connection with further development of AVR-RD-01. Therefore, there are no assurances that the FDA or other foreign regulatory bodies will find the efficacy endpoints we propose in future pivotal trials to be sufficiently validated and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal trials to a degree of statistical significance. We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any of our current or future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

Additionally, the clinical trials performed to date have been open-label studies and have been conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware that patients have received treatment and may interpret the information more favorably given this knowledge. Because our clinical trials are ongoing, the data that we report are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the safety and efficacy data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, until the database is locked at the end of the study.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Although we hope to have dosed an aggregate of 30 patients across all our clinical programs by the end of 2021, there can be no assurance we will achieve that goal. The timing and success of our patient enrollment and clinical trial activities depend on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, such as the recent announcement from a lentiviral gene therapy company regarding potential cases of myelodysplastic syndrome and acute myeloid leukemia in its clinical trials for sickle cell disease, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, including as a result of the ongoing COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. For example, as a result of the COVID-19 pandemic, patient enrollment and dosing was temporarily paused in our ongoing clinical trials and certain data collection has been delayed. While patient enrollment and dosing activities have begun to resume, there could be additional pauses in the future as a result of the COVID-19 pandemic or other factors.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease, which we refer to as the Guard1 clinical trial. While a number of patients had been identified for the Guard1 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment.

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

We are expanding our patient enrollment activities to include patients who reside in a country other than the country where the applicable clinical site is located, and who are required to travel for some or all of the clinical testing and procedures required for patients in the applicable clinical trial. We have encountered and in the future may continue to encounter logistical and regulatory challenges that could delay or prevent any such international patients from successfully enrolling and completing clinical trial procedures, including delays in processing or obtaining patient travel visas or denials of entry at borders, potential travel disruptions, or de-prioritization or unavailability of resources at clinical sites for non-resident international clinical trial participants, any of which could delay our progress and completion of planned clinical trials and which would have an adverse effect on our business. In addition, once these international patients return to their home country they may need to travel back to the country where the applicable clinical site is located. If these patients are unwilling or unable to return to the clinical site for testing and procedures, progress and completion of the clinical trial could be delayed or prevented.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, for our FAB-GT clinical trial of AVR-RD-01, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our FAB-GT clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform. In addition, our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, and allow us to commence clinical trials incorporating such elements, there can be no assurance that the FDA, Health Canada or other regulatory authorities will not require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 investigator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform, and we anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2 and the automated manufacturing platform. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Only certain of our clinical trials, including the Phase 2 FAB-GT clinical trial of AVR-RD-01 for Fabry disease and the Phase 1/2 Guard1 clinical trial of AVR-RD-02 for Gaucher disease type 1, utilize our commercial-scale plato platform.

While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our commercial-scale plato platform in these and future clinical trials sponsored by us, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials that could result in delays and additional costs in our development or commercialization programs for our product candidates, which could adversely affect our business. We intend to continue implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a TCI conditioning regimen with busulfan, in connection with each of our investigational product candidates. We have developed the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, Sanofi Genzyme and Shire, acquired by Takeda Pharmaceutical Company Ltd., market the enzyme replacement therapies, or ERTs, that represent the standard of care for Fabry patients. Amicus has secured regulatory approval in the United States and Europe for Migalastat, its oral chaperone therapy for Fabry disease. In addition, in August 2020, Protalix BioTherapeutics, together with Chiesi Global Rare Diseases, announced that the FDA had accepted a BLA and granted priority review designation for pegunigalsidase alfa, their investigational product candidate for Fabry disease. For Gaucher disease, we expect to compete with existing enzyme replacement therapies marketed by Sanofi Genzyme, Shire, Protalix and Pfizer, as well as oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Shire markets an enzyme replacement therapy for Hunter syndrome. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati and Sigma Tau Pharmaceuticals, and Eloxx Pharmaceuticals has been advancing a new treatment in clinical trials, though in March 2020 it announced that its Phase 2 study of the new treatment has been discontinued. In addition, we may compete with other gene therapy companies in our industry such as bluebird bio and Spark Therapeutics (which was acquired by Roche in 2019). In particular, a number of gene therapy companies have announced preclinical or clinical non-viral and adeno-associated viral based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies.

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

For example, we have submitted a briefing book to the FDA outlining our proposal for a potential accelerated approval strategy for AVR-RD-01, and we currently expect to meet with the FDA in the first quarter of 2021 to discuss our proposed strategy. The outcome of our meeting with the FDA is highly uncertain at this time, and there can be no assurances that the FDA will agree to our proposals or provide any accelerated regulatory pathway for AVR-RD-01.

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

Outside of the United States, we intend to develop AVR-RD-01 in Japan under the purview of the Japanese Pharmaceutical and Medical Device Agency, or PMDA. Pursuant to Japan’s regenerative medicine law, an expedited path to conditional approval may exist for regenerative medicine products that show sufficient safety evidence and signals of efficacy in a Phase 2 clinical trial. However, there can be no assurance that the results of our ongoing Phase 2 FAB-GT clinical trial will demonstrate the safety evidence and efficacy signals required for such conditional approval. In addition, this conditional approval is time-limited, and there must be an agreement as to follow-up collection of information to confirm efficacy and safety, similar to a post-marketing commitment in the United States.

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

In December 2018, October 2019 and March 2020, the FDA granted our requests for orphan drug designation for AVR-RD-01 for the treatment of Fabry disease, AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. In September 2020, October 2020 and March 2021 we announced that the European Commission granted our request for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-01 for the treatment of Fabry disease, and AVR-RD-04 for the treatment of cystinosis, respectively. If we request orphan drug designation (or the foreign equivalent) for any other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

Even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

As part of our growth strategy, we intend to identify, develop and market additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular current or future product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our product candidates. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

If our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the Company-sponsored Guard1 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified for the Guard1 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies. In 2020, a kidney biopsy was conducted on the third patient in the FAB-GT clinical trial of AVR-RD-01, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available. Although our quality assurance personnel have worked closely with the external vendor to identify the cause of the vendor error and to identify additional protocols for implementation by the vendor that are designed to prevent similar errors in the future, there can be no assurances that such protocols will be successfully implemented by the vendor.

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

We focus our research and product development on treatments for serious lysosomal disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In 2020, the former President signed four Executive Orders aimed at lowering drug prices. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. The regulatory and market implications of the Executive Orders are unknown at this time, but could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability. Additionally, HHS, has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. However, the FDA’s inspection activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia, myelodysplastic syndromes and deaths seen in other trials using other vectors. In addition, in February 2021 a lentiviral gene therapy company reported a potential case of myelodysplastic syndrome and another case of acute myeloid leukemia in their clinical trials for sickle cell disease, and these cases remain under investigation. Adverse events in our clinical studies or discovered in long-term follow-up, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity could result in a decline in our stock price, increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

As of December 31, 2020, we had 121 full-time employees. As we mature, we expect to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that will affect our operations include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed;

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

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

We currently plan to conduct clinical trials in the European Union, or EU, and as a result will be subject to additional privacy restrictions. The collection and use of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with these and/or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.

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

We carry master product liability insurance of $5.0 million per occurrence and $5.0 million in the aggregate in the United States. For studies conducted in Australia and Canada, we maintain local admitted policies with varying limits. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards of $214.0 million and $201.6 million, respectively, and federal and state research and development tax credit carryforwards of approximately $3.7 million and $0.7 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2038 (other than federal net operating loss carryforwards generated in taxable years ending after December 31, 2017, which are not subject to expiration and generally may not be carried back to prior taxable years except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years). These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced ownership changes in the past. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurred or occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

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

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network (relevant to AVR-RD-01 and our Fabry program) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher type 1 program). In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin (relevant to AVR-RD-03 and our Pompe program), GenStem Therapeutics,

Inc., or GenStem (relevant to AVR-RD-04 and our cystinosis program) and The University of Manchester (relevant to AVR-RD-05 and our Hunter program), directed to compositions and methods related to the manufacture and use of AVR-RD-03, AVR-RD-04 and AVR-RD-05, respectively. Any termination of these licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates.

Each of our existing licenses are exclusive but are limited to particular fields, such as Fabry disease, cystinosis, Gaucher disease type 1, Hunter syndrome, or Pompe disease, and are subject to certain retained rights. Absent an amendment or additional agreement, we may not have the right to use intellectual property in-licensed for one of our programs for another program. In addition, licenses that we may enter into in the future may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with GenStem, BioMarin, the rights holders associated with Lund University, and The University of Manchester, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Our licensors and we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to current and future product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents, whether the claims of any issued patents will provide us with a competitive advantage, or whether we will be able to successfully pursue patent applications in the future related to our current or future product candidates. While we have in-licensed patents and patent applications relevant to AVR-RD-03, we currently have no owned or in-licensed patents or patent applications covering AVR-RD-01, AVR-RD-02 or AVR-RD-06, and the patent applications that we in-licensed related to AVR-RD-04 and AVR-RD-05 are at a very early stage. Many of our product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all.

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

We have registered the marks “AVROBIO” and “plato” with the USPTO but do not have trademarks or trademark applications with the USPTO for the marks “AVRO” or the AVROBIO logo. In the future, even if we apply for registration of these marks, there can be no assurance that such registration will be approved. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through March 1, 2021, the trading price of our common stock has ranged from $9.76 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of March 9, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 27% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, we have not included in this Annual Report, and do not intend to include in our 2021 Proxy Statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We and our independent registered public accounting firm previously identified material weaknesses in our internal control over financial reporting, which have now been remediated. Nevertheless, if we experience additional material weaknesses or deficiencies in the future or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. During 2018 and 2019, we took a number of actions to improve our internal control over financial reporting to remediate these material weaknesses. As a result of these efforts, management has concluded that the previously disclosed material weaknesses have been remediated as of December 31, 2020.

We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will ultimately be successful or avoid potential future material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 1, 2021, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts. Our current leased facility for our corporate headquarters encompasses approximately 11,218 square feet of office space. The lease for this facility expires in January 2023. In August 2018, we entered into a sub-lease for 13,643 square feet of laboratory space located in Cambridge Massachusetts, which expires in April 2022. In June 2020, we entered into a lease agreement for 3,885 square feet office space located in Toronto, Ontario, Canada, which expires in June 2025. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space or alternative space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AVRO”. Trading of our common stock commenced on June 21, 2018, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Holders of Common Stock

As of March 5, 2021, the number of holders of record of our common stock was eight. The number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Item 6. Reserved

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

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is defective in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $4.8 billion in worldwide net sales in 2020.

Our initial pipeline is comprised of six lentiviral-based gene therapy programs: AVR-RD-01 for the treatment of Fabry disease; AVR-RD-04 for the treatment of cystinosis; AVR-RD-02 for the treatment of Gaucher disease type 1; AVR-RD-05 for the treatment of Hunter syndrome; AVR-RD-06 for the treatment of Gaucher disease type 3; and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated for the treatment of Fabry disease in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Five patients have been dosed in our Company-sponsored Phase 2 clinical trial of AVR-RD-01, which we refer to as the FAB-GT clinical trial, and we are actively recruiting additional potential patients for our currently active sites in Australia, Canada and the United States. AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and three patients have been dosed. One patient has been dosed in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease, which we refer to as the Guard1 clinical trial, and we are actively recruiting in Australia and Canada, with additional sites planned in the United States, Israel and Europe. AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and a Phase 1/2 investigator-sponsored clinical trial is expected to commence in the first half of 2022. In November 2020, we announced a new preclinical program, AVR-RD-06 for the treatment of Gaucher disease type 3, and we expect to request a meeting with the Food and Drug Administration, or FDA, this year to discuss a potential path to the clinic. Our AVR-RD-03 program for Pompe disease is currently in preclinical development, and in 2020 we completed IND-enabling proof-of-concept preclinical studies, with toxicology studies expected to be completed in 2021.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through December 31, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $8.5 million from sales of our common stock through our “at-the-market” (ATM) facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $119.7 million and $73.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $264.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We have expanded the number of programs in our pipeline to a total of six investigational gene therapies, three of which are currently in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of December 31, 2020, we had cash and cash equivalents of $259.7 million. We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•	costs of purchasing lab supplies and non‑capital equipment used in our preclinical activities;
•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	costs related to compliance with regulatory requirements; and
•	allocated facilities costs, depreciation and other expenses, which include rent and utilities.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Year Ended December 31,
	2020	2019
Fabry	$11,483	$9,833
Gaucher	7,546	6,591
Pompe	5,593	5,722
Cystinosis	1,225	4,177
Hunter	8,728	—
Other research activities	5,138	4,451
Unallocated research and development expenses	47,523	24,200
Total research and development expenses	$87,236	$54,974

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur increased accounting, audit, legal, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate the additional costs for these services will substantially increase our general and administrative expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other commercialization-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.

Other Income (Expense), net

Other income (expense), net primarily consists of interest income earned on our cash and cash equivalents and changes in foreign currency.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our consolidated results of operations (in thousands):

	Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$87,236	$54,974	$32,262
General and administrative	32,992	20,835	12,157
Total operating expenses	120,228	75,809	44,419
Loss from operations	(120,228)	(75,809)	(44,419)
Other income (expense):
Interest income	719	2,934	(2,215)
Other expense	(203)	(90)	(113)
Total other income, net	516	2,844	(2,328)
Net loss	$(119,712)	$(72,965)	$(46,747)

Research and Development Expenses

Research and development expenses increased by $32.3 million to $87.2 million for the year ended December 31, 2020, from approximately $55.0 million for the year ended December 31, 2019. This increase was attributable to increased program development activities related to the advancement of our pipeline programs, including a $11.7 million increase in personnel-related costs, $9.1 million in one-time, upfront licensing fees, including payment to The University of Manchester as consideration for the MPSII License Agreement, a $4.6 million increase in noncash stock-based compensation, a $5.7 million increase in clinical costs, a $2.1 million increase in facility costs, a $1.9 million increase in consulting fees, a $0.8 million increase in lab supplies expense, and a $1.1 million increase in other expenses. These increases were partially off-set by a $2.0 million one-time licensing fee paid in 2019, a $2.1 million decrease in preclinical costs, and a $0.6 million decrease in manufacturing costs.

General and Administrative Expenses

General and administrative expenses increased by $12.2 million to $33.0 million for the year ended December 31, 2020, from $20.8 million for the year ended December 31, 2019. This increase was attributable to a $4.3 million increase in non-cash stock-based compensation, a $3.6 million increase in personnel-related costs, a $2.1 million increase in professional fees, a $1.0 million increase in facility costs, a $0.6 million increase in insurance costs, and $0.6 million in other expenses.

Other Income (Expense), net

Other income, net decreased by $2.3 million to $0.5 million in other income, net during the fiscal year ended December 31, 2020, from $2.8 million other income, net for the year ended December 31, 2019. The decrease was primarily due to a $2.2 million decrease in interest income and an approximate increase in foreign currency losses of $0.1 million.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our initial public offering, or IPO, and we have raised additional capital through subsequent follow-on offerings and our “at-the-market” facility, or ATM facility. Through December 31, 2020, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our IPO and follow-on public offerings; and $8.5 million in gross proceeds from the sale of our common stock under our ATM Facility.

On July 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC, or the July 2019 Shelf, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in ATM offerings under the July 2019 Shelf. The July 2019 Shelf was declared effective by the SEC on July 10, 2019.

On December 20, 2019, we filed a shelf registration statement on Form S-3 with the SEC, or the December 2019 Shelf, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. The December 2019 Shelf was declared effective by the SEC on January 14, 2020.

In July 2019, we closed an underwritten public offering, or the July 2019 Follow-On Offering, under the July 2019 Shelf of 7,475,000 shares of our common stock at a public offering price of $18.50 per share, which included 975,000 shares of our common stock resulting from the full exercise of the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were $129.5 million.

In February 2020, we closed an underwritten public offering, or the February 2020 Follow-On Offering, under the December 2019 Shelf of 4,350,000 shares of our common stock at a public offering price of $23.00 per share, less underwriting discounts and commissions. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were $93.6 million.

In June 2020, we sold an aggregate of 384,140 shares of common stock under the ATM Facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $8.1 million. As of December 31, 2020, approximately $41.5 million of common stock remained available for future issuance under the ATM Facility.

In November 2020, we closed an underwritten public offering, or the November 2020 Follow-On Offering, of 5,000,000 shares of our common stock at a public offering price of $15.00 per share, less underwriting discounts and commissions. The net proceeds to us from the November 2020 Follow-On Offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were $70.2 million.

As of December 31, 2020, we had cash and cash equivalents of $259.7 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(98,803)	$(67,668)
Net cash used in investing activities	(1,177)	(1,585)
Net cash provided by financing activities	172,619	129,994
Net increase in cash, cash equivalents and restricted cash	$72,639	$60,741

Operating Activities

During the year ended December 31, 2020, operating activities used $98.8 million of cash and cash equivalents, resulting from our net loss of $119.7 million, partially off-set by net cash provided by changes in our operating assets and liabilities of $4.2 million and non-cash charges of $16.7 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consists primarily of a $3.9 million increase in accrued expenses and other current liabilities, a $1.1 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in other assets, partially offset by a $0.9 million decrease in accounts payable. The increase in accrued expenses and other current liabilities was primarily due to a $3.4 million increase in accrued compensation and benefit costs.

During the year ended December 31, 2019, operating activities used $67.7 million of cash and cash equivalents, resulting from our net loss of $73.0 million and net cash used by changes in our operating assets and liabilities of $2.2 million, offset in part by non-cash charges of $7.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $4.9 million increase in prepaid expenses and other current assets and a $0.2 million increase in other assets, partially offset by a $1.0 million increase in accounts payable and a $1.9 million increase in accrued expenses and other current liabilities. The increase in prepaid expenses and other current assets was primarily due to a $3.9 million increase in prepaid development costs, $0.6 million increase in prepaid insurance and a $0.6 million increase in a tax incentive refund receivable from the Australian government.

Investing Activities

Net cash used in investing activities was $1.2 million for the year ended December 31, 2020 compared to $1.6 million for the year ended December 31, 2019. The decrease in cash used in investing activities was primarily due to a reduction in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $172.6 million for the year ended December 31, 2020 compared to $130.0 million for the year ended December 31, 2019. The increase in cash provided by financing activities was primarily due to the proceeds of $164.1 million raised from the February Follow-On Offering and November 2020 Follow-On Offering

and proceeds of $8.1 million raised from our ATM facility, as compared to the $129.5 million in proceeds raised from the July 2019 Follow-On Offering in the comparative period.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing FAB-GT clinical trial for AVR-RD-01, the ongoing investigator-sponsored clinical trial of AVR-RD-04 and our ongoing clinical trial of AVR-RD-02;

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

We believe that our $259.7 million of existing cash and cash equivalents as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$3,801	$2,078	$1,504	$219	$—
Total	$3,801	$2,078	$1,504	$219	$—

(1)

Represents future minimum lease payments under our non-cancelable operating leases for office and laboratory space, which are located in Cambridge, Massachusetts and Toronto, Canada. Those leases will expire from April 2022 to June 2025. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

In addition, pursuant to our license agreements with UHN, BioMarin, The University of Manchester, GenStem and the Lund University rights holders, we are required to make certain milestone and royalty payments to our licensors. See “Business—License Agreements” for additional details regarding our payment obligations to these licensors.

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

While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Prior to the adoption of Accounting Standards Update (ASU) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), as discussed in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award.

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

•

Determination of the Fair Value of Common Stock. The fair value of our common stock is determined based on the quoted market price of our common stock. Prior to our IPO, there was no public market for our common stock, and consequently, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering third-party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. After a public trading market for our common stock was established following the closing of our IPO, it was no longer necessary for our board of directors to estimate the fair market value of our common stock in connection with our accounting for granted equity awards.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies” to our audited financial statements appearing elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2020, we had cash and cash equivalents of $259.7 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the years ended December 31, 2020 and 2019, we recognized immaterial foreign currency transaction losses. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Remediation of Previously Reported Material Weaknesses

During the year ended December 31, 2018, we reported material weaknesses in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, including over complex accounting issues, expense classification and accrued research and development expenses, as well as the cash disbursement process. We took a number of actions in 2018 and 2019 to improve our internal control over financial reporting to remediate these material weaknesses.

For the year ended December 31, 2020, we completed our testing of the operating effectiveness of the implemented controls and determined they were effective. As a result, we have concluded the material weaknesses identified in fiscal year 2018 have been remediated as of December 31, 2020.

We cannot assure you that material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. For additional information see the related risks in the section titled “Risk Factors” in Part I, Section 1.A of this Annual Report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2021 Proxy Statement, which we expect to file with the SEC no later than April 30, 2021.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item with respect to our directors and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are included in this Annual Report on Form 10-K:

1.	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

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

Not Applicable.

AVROBIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVROBIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVROBIO, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 18, 2021

AVROBIO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$259,682	$187,043
Prepaid expenses and other current assets	7,560	8,658
Total current assets	267,242	195,701
Property and equipment, net	3,064	3,696
Restricted cash	492	492
Other assets	436	625
Total assets	$271,234	$200,514
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,682	$3,949
Accrued expenses and other current liabilities	13,693	9,854
Deferred rent	239	214
Total current liabilities	16,614	14,017
Deferred rent, net of current portion	276	484
Total liabilities	16,890	14,501
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 150,000 shares authorized as of December 31, 2020 and 2019; 41,569 and 31,673 shares issued as of December 31, 2020 and 2019, respectively; 41,569 and 31,643 shares outstanding as of December 31, 2020 and 2019, respectively	4	3
Additional paid-in capital	518,756	330,714
Accumulated deficit	(264,416)	(144,704)
Total stockholders’ equity	254,344	186,013
Total liabilities and stockholders' equity	$271,234	$200,514

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$87,236	$54,974
General and administrative	32,992	20,835
Total operating expenses	120,228	75,809
Loss from operations	(120,228)	(75,809)
Other income (expense):
Interest income	719	2,934
Other expense, net	(203)	(90)
Total other income, net	516	2,844
Net loss	$(119,712)	$(72,965)
Comprehensive loss	$(119,712)	$(72,965)
Net loss per share —basic and diluted	$(3.31)	$(2.66)
Weighted-average number of common shares outstanding—basic and diluted	36,206	27,432

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	23,807	$2	$193,921	$(71,739)	$122,184
Vesting of restricted stock awards and units	123	—	—	—	—
Exercise of stock options	236	—	502	—	502
Issuance of common stock upon public offering, net of offering costs of $525	7,475	1	129,464	—	129,465
Issuance of common stock under 2018 employee stock purchase plan	2	—	27	—	27
Stock-based compensation expense	—	—	6,800	—	6,800
Net loss	—	—	—	(72,965)	(72,965)
Balance as of December 31, 2019	31,643	3	330,714	(144,704)	186,013
Vesting of restricted stock awards and units	31	—	—	—	—
Exercise of stock options	148	—	270	—	270
Issuance of common stock upon public offerings, net of offering costs of $697	9,350	1	163,848	—	163,849
Issuance of common stock under ATM facility, net of offering costs of $67	384	—	8,130	—	8,130
Issuance of common stock under 2018 employee stock purchase plan	13	—	166	—	166
Stock-based compensation expense	—	—	15,628	—	15,628
Net loss	—	—	—	(119,712)	(119,712)
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(119,712)	$(72,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,628	6,800
Depreciation and amortization expense	1,207	850
Deferred rent expense	(183)	(172)
Other	20	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,098	(4,888)
Other assets	84	(241)
Accounts payable	(881)	1,028
Accrued expenses and other current liabilities	3,936	1,920
Net cash used in operating activities	(98,803)	(67,668)
Cash flows from investing activities:
Purchases of property and equipment	(1,177)	(1,585)
Net cash used in investing activities	(1,177)	(1,585)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of public offerings, net of offering costs	164,053	129,465
Proceeds from issuance of common stock under ATM facility, net of offering costs	8,130	—
Exercise of stock options	270	502
Proceeds from issuance of common stock under 2018 employee stock purchase plan	166	27
Net cash provided by financing activities	172,619	129,994
Net increase in cash, cash equivalents and restricted cash	72,639	60,741
Cash, cash equivalents and restricted cash at beginning of period	187,535	126,794
Cash, cash equivalents and restricted cash at end of period	$260,174	$187,535
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$582
Common stock offering costs incurred but unpaid at period end	$205	$104
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents, end of period	$259,682	$187,043
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$260,174	$187,535

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

The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. Since inception, the Company has funded its operations through sales of preferred stock and common stock. As of December 31, 2020, the Company had an accumulated deficit of $264,416. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of December 31, 2020 of $259,682 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K with the SEC. However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Reclassifications

Restricted cash totaling $492 as of December 31, 2019 has been reclassified from “Other assets” to “Restricted cash” in order to conform to the current period presentation. Additionally, the Company has reclassified $214 which was previously classified as “Accrued expenses and other current liabilities” as of December 31, 20219 to “Deferred rent” in order to conform to the current period presentation. These reclassifications had no effect on the consolidated results of operation or cash flows for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. On an on‑going basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at acquisition to be cash equivalents. As of December 31, 2020 and 2019, cash and cash equivalents were primarily held in interest-bearing money market funds.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should the planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations.   As of December 31, 2019, the Company recorded deferred issuance costs of $133 within other assets on the consolidated balance sheet related to a follow-on offering of common stock completed in February 2020. There were no amounts deferred as of December 31, 2020.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1— Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2020 and 2019 due to the short‑term nature of these instruments.

The Company has evaluated the estimated fair value of financial instruments using available market information. The use of different market assumptions, estimation methodologies, or both, could have a significant effect on the estimated fair value amounts. See Note 4 “Fair Value of Financial Assets and Liabilities” for further discussion.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Estimated Useful Life
Laboratory and office equipment	5 years
Computer equipment	2 years
Leasehold improvements	Lesser of lease term or 10 years

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment loss during the years ended December 31, 2020 and 2019.

Leases

The Company categorizes leases at their inception as either operating or capital leases. On certain lease arrangements, the Company may receive rent holidays or other incentives. The Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments or escalating payment amounts. The difference between required lease payments and rent expense has been recorded as deferred rent and accrued expenses and other current liabilities in the accompanying consolidated balance sheets. Additionally, incentives received are treated as a reduction of costs over the term of the agreement, as they are considered an inseparable part of the lease agreement.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) which includes certain changes in equity that are excluded from net income (loss). Comprehensive loss has been disclosed in the accompanying consolidated statements of operations and comprehensive loss and equals the Company’s net loss for all periods presented.

Foreign Currency Translation

The functional currency of the Company’s international operations in Canada and Australia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate, while expenses are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the Canadian and Australian subsidiaries are recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2020 and 2019, the Company recorded foreign exchange losses of $203 and $90, respectively, in other expense.

Research and Development Expenses

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

Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. Since the Company’s adoption of ASU 2018-07 in 2018, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. For stock-based awards granted to nonemployees subject to graded vesting that only contain service conditions, the Company has elected to recognize stock-based compensation expense using the straight-line recognition method.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

Given the absence of an active market for the Company’s common stock prior to its initial public offering (“IPO”), the Company and the Board, the members of which the Company believes have extensive business, finance, and venture capital experience, were required to estimate the fair value of the Company’s common stock at the time of each grant of a stock-based award. The Company and the Board determined the estimated fair value of the Company’s equity instruments based on a number of factors, including external market conditions affecting the biotechnology industry sector. The Company and the Board utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of the Company’s common stock at each grant date, including: (1) prices paid for the Company’s redeemable convertible preferred stock, which the Company had sold to outside investors in arm’s-length transactions, and the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development; (4) the fact that the grants of stock-based awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an IPO or sale of the Company, given prevailing market conditions.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2020, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by adjusting the weighted-average shares outstanding for the potential dilutive effects of common stock equivalents outstanding during the period calculated in accordance with the treasury stock method. For purposes of the diluted net loss per share calculation, stock options and restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

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

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18. The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 during the quarter ended March 31, 2020. The adoption did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangible-Goodwill and Other Internal-Use Software (Subtopic 350-40), or ASU 2018-15. ASU 2018-15 updates guidance regarding accounting for implementation costs associated with a cloud computing arrangement that is a service contract. The amendments under ASU 2018-15 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 during the quarter ended March 31, 2020. The adoption did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 during the quarter ended March 31, 2020. The adoption did not have a material impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective for non-emerging growth companies (“EGCs”) for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, assuming the Company remains an EGC. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2016-13 may have on its financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, or ASU 2019-11. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in both ASU 2016-13 and ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, 2016-13 and ASU 2019-11 are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and ASU 2019-11 and their impact on its consolidated financial statements and financial statement disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for non-EGCs for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years and will be effective for the Company for fiscal years beginning after December 15, 2021 and interim periods beginning after December 15, 2022, assuming the Company remains an EGC. Early adoption is permitted. The Company is currently evaluating the effects the adoption of ASU 2019-12 may have on its financial statements.

3. License Agreements

Agreement with The University of Manchester

On September 30, 2020, the Company entered into an agreement (“MPSII License Agreement”) with The University of Manchester, England (“UoM”), whereby UoM granted to the Company an exclusive worldwide license under certain patent and other intellectual property rights, subject to certain retained rights, to develop, commercialize and sell an ex vivo lentiviral gene therapy for use in the treatment of Hunter syndrome, or mucopolysaccharidosis type II (“MPSII”).  As consideration for the MPSII License Agreement, the Company agreed to pay UoM an upfront, one-time fee of $8,000, which was recognized as research and development expense during the year ended December 31, 2020.

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

For the year ended December 31, 2020, the Company recognized $565 of costs related to the CRFA.

Agreements with University Health Network (“UHN”)

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

For the years ended December 31, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $344 and $783, respectively, which consists of reimbursable funded study trial costs and license maintenance fees. No milestone fees were incurred related to the Fabry license agreement in the years ended December 31, 2020 and 2019.

Interleukin 12 License Agreement—

On January 27, 2016, the Company entered into an exclusive license agreement with UHN, pursuant to which UHN granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights related to Interleukin 12. Upon execution of this agreement, the Company paid an upfront license fee of CAD $264. In addition, as part of the initial consideration for the license, the Company issued to UHN 1,161,665 shares of the Company’s common stock and agreed to pay UHN up to $2,000 upon the closing of an IPO if certain criteria are met. The fair value of the shares issued to UHN of $480 and the upfront fee was expensed upon the execution of the agreement. Upon the closing of the IPO in 2018, as the criteria were met, the Company paid UHN $2,000. The Company is also required to pay UHN future annual license maintenance fees of CAD $50 on each anniversary of the effective date of the license agreement prior to expiration or termination and potential future milestone payments of up to CAD $19,275 upon the achievement of specified clinical and regulatory milestones. The Company also agreed to pay UHN royalties of a low single-digit percentage of net sales of licensed products sold by the Company. If the Company grants any sublicense rights under the license agreement, the Company has agreed to pay UHN a low double-digit royalty percentage of any sublicense income received by the Company.

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

For the years ended December 31, 2020 and 2019, the Company recorded research and development expense related to this agreement with UHN of $37 and $38, respectively, which consists of license maintenance fees. No milestone fees were incurred related to the Interleukin 12 license agreement in the years ended December 31, 2020 and 2019.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. The license agreement was amended in February 2018 and again in January 2020 to, among things, provide that BioMarin would supply the Company with certain technology materials. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of the Company’s Series B Preferred Stock financing in January 2018. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. No expenses related to the license were recorded for the years ended December 31, 2020 and 2019.

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

For the year ended December 31, 2020 the Company recorded no research and development expense related to milestone payments. For the year ended December 31, 2019 the Company recorded $2,000 related to milestone payments.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No expenses related to the license were recorded for the years ended December 31, 2020 and 2019.

4. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2020 and 2019:

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$44,416	$—	$—	$44,416
	$44,416	$—	$—	$44,416

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$186,797	$—	$—	$186,797
	$186,797	$—	$—	$186,797

During the years ended December 31, 2020 and 2019, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Tax incentive refund	$2,558	$1,916
Prepaid research and development expenses	3,145	4,915
Prepaid insurance	973	897
Prepaid compensation benefits	609	362
Interest income receivable	4	224
Other current assets	271	344
	$7,560	$8,658

Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Laboratory and office equipment	$3,965	$3,456
Leasehold improvements	1,377	1,340
Computer equipment	143	134
	5,485	4,930
Less: Accumulated depreciation and amortization	(2,421)	(1,234)
Property and equipment, net	$3,064	$3,696

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $1,207 and $850, respectively.

Restricted Cash

As of December 31, 2020 and 2019, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

	December 31,
	2020	2019
Restricted cash	$492	$492

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
Compensation and benefit costs	$6,402	$3,028
Research and development expenses	5,847	5,794
Consulting and professional fees	1,096	917
Other liabilities	348	115
	$13,693	$9,854

6. Commitments and Contingencies

Lease Agreements

On January 12, 2018, the Company entered into a lease agreement for office space located in Cambridge, Massachusetts. The lease agreement expires in January 2023. The annual lease payments are subject to a 3% increase each year. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company received a tenant incentive allowance of $842 in 2018. Such incentive allowance is being amortized as a reduction of rent expense on a straight-line basis over the lease period. In accordance with the lease agreement, the Company is required to maintain a security deposit of $209, which was recorded in restricted cash as of December 31, 2020 and 2019.

On August 31, 2018, the Company entered into a sub-lease agreement for lab space located in Cambridge Massachusetts, United States, which was set to expire in October 2020. On June 9, 2020, the Company amended the terms of the sublease, which is now set to expire in April 2022. The annual lease payments are subject to a 5% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in restricted cash as of December 31, 2020 and 2019.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025. The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 3 through 5. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD $27, which was recorded in other long-term assets as of December 31, 2020.

The Company recorded rent expense of $2,352 and $2,257 during the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2020:

Year Ending December 31,
2021	$2,078
2022	1,297
2023	207
2024	146
Thereafter	73
$3,801

Other Funding Commitments

As of December 31, 2020, the Company had several ongoing clinical and non-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.

Guarantees

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords and clinical sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2020 and 2019, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of December 31, 2020 and 2019, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 3 “Licenses Agreements” for discussion of these arrangements.

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

7. Common Stock

As of December 31, 2020 and 2019, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of undesignated preferred stock. As of December 31, 2020 and 2019, no undesignated shares of preferred stock were outstanding.

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

Through December 31, 2020, no cash dividends have been declared or paid.

Public Offerings

In July 2019, the Company closed an underwritten public offering of 7,475,000 shares of its common stock at a public offering price of $18.50 per share (the “July 2019 Follow-on Offering”), which included 975,000 shares of the Company’s common stock resulting from the full exercise of the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts and commissions.  The net proceeds to the Company from the July 2019 Follow-on Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $129,464.

In February 2020, the Company closed an underwritten public offering of 4,350,000 shares of its common stock at a public offering price of $23.00 per share (the “February 2020 Follow-on Offering”). The net proceeds to the Company from the February 2020 Follow-on Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $93,627.

In June 2020, the Company sold an aggregate of 384,140 shares of common stock under its “at-the-market” facility (the “ATM Facility”) for net proceeds, after deducting commissions and other offering expenses payable by the Company, of $8,130. As of December 31, 2020, approximately $41,549 of common stock remained available for future issuance under the ATM Facility.

In November 2020, the Company closed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $15.00 per share (the “November 2020 Follow-on Offering”). The net proceeds to the Company from the November 2020 Follow-on Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $70,221.

Common Stock Reserved for Future Issuance

As of December 31, 2020 and 2019, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2020	2019
Shares reserved for vesting of restricted stock awards	—	30,252
Shares reserved for exercise of outstanding stock options	5,559,545	3,414,445
Shares reserved for vesting of restricted stock units	1,198	2,300
Shares reserved for issuance under the 2018 Stock Option and Incentive Plan	3,877,478	332,513
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	762,900	459,595
Shares reserved for issuance under the 2019 Inducement Plan	365,050	1,800,000
Shares reserved for issuance under the 2020 Inducement Plan	1,700,000	—
Total shares of authorized common stock reserved for future issuance	12,266,171	6,039,105

8. Stock-Based Compensation

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

The total number of common shares that may be issued under the 2015 Plan was 2,008,564 shares. Following the IPO, no further grants have been made under 2015 plan.

Shares that expire, are terminated, surrendered or cancelled under the 2015 Plan without having been fully exercised will be available for future awards under the 2018 Plan (as defined below). In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for future awards.

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

On April 16, 2020, the Board adopted an amendment to the 2018 Plan (the “Amendment”), to (i) increase the number of shares of common stock currently reserved for issuance under the 2018 Plan by 3,300,000 shares and (ii) automatically terminate the 2018 Plan’s annual increase (or “evergreen”) provision after January 2022. The Amendment was approved by the Board on June 4, 2020 and the Company’s stockholders on June 4, 2020.

The number of shares of common stock available for future grant under the 2018 Plan was 3,877,478 as of December 31, 2020, which does not include the shares added to the 2018 Plan reserve on January 1, 2021 as a result of the Plan Evergreen for the year ended December 31, 2020.

During the years ended December 31, 2020 and 2019, the Company granted options to purchase 3,019,663 and, 1,677,967 shares, respectively, of common stock to employees, nonemployees and members of the Board.

2018 Employee Stock Purchase Plan

The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board on June 1, 2018 and approved by stockholders on June 7, 2018 and became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. The ESPP is intended to qualify as an “employee sto ck purchase plan” within the meaning of Section 423(b) of the Code. The ESPP initially reserves and authorizes the issuance of up to a total of 223,200 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 and each January 1 thereafter through January 1, 2028, by the least of (i) 1% of the outstanding number of shares of our common stock on the immediately preceding December 31; (ii) 1,115,700 shares or (iii) such number of shares as determined by the ESPP administrator (the “ESPP Evergreen”). The number of shares reserved under the ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

During the years ended December 31, 2020 and 2019, the Company issued 13,425 and 1,671 shares, respectively of common stock. The total number of shares of common stock that may be issued under the ESPP was 762,900 shares as of December 31, 2020, of which 762,900 shares remained available for future grant, and which does not include the shares added to the ESPP reserve on January 1, 2021 as a result of the ESPP Evergreen for the year ended December 31, 2020.

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

The number of shares of common stock available for future grant under the 2019 Plan was 365,050 as of December 31, 2020.

2020 Inducement Plan

The Company’s 2020 Inducement Plan (the “2020 Plan”) was adopted by the Board on December 9, 2020. The purpose of the 2020 Plan is to allow the Company to grant equity awards to new employees as inducements material to such new employee’s acceptance of employment with the Company. The Company intends that the shares underlying the 2020 Plan be reserved for persons to whom the Company may issue securities without stockholder approval as an inducement pursuant to Rule 5635(c)(4) of the Nasdaq marketplace rules.

The Company initially reserved 1,700,000 shares of its common stock for the issuance of awards under the 2020 Plan.

The number of shares of common stock available for future grant under the 2020 Plan was 1,700,000 as of December 31, 2020.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2020	2019
Expected option life (years)	6.00	5.62
Risk-free interest rate	0.76%	2.09%
Expected volatility	76.02%	76.83%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	3,414,445	$12.08	8.43	$29,353
Granted	3,019,663	$18.74
Exercised	(147,335)	$1.83
Cancelled or forfeited	(727,228)	$19.70
Outstanding as of December 31, 2020	5,559,545	$14.97	7.65	$13,511
Exercisable as of December 31, 2020	1,934,685	$10.37	5.40	$11,188

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $2,077 and $3,514, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the years ended December 31, 2020 and 2019 was $12.28 and $11.61, respectively.

Restricted Common Stock

The Company has granted restricted common stock (or restricted stock awards) with time-based vesting conditions to certain employees of the Company. The purchase price of the restricted stock awards are determined by the Board. Unvested shares of restricted stock awards may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The Company has the option to repurchase the restricted stock awards at the original purchase price if the grantee terminates its working relationship with the Company prior to the vesting date. There were no unvested restricted stock awards as of December 31, 2020.

Restricted stock units

Restricted stock units represent an unsecured promise to grant at no cost a set number of shares of common stock upon vesting. With respect to restricted stock units, recipients are not entitled to cash dividends and have no voting rights during the vesting period.

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2019	32,552	$1.50
Granted	—	$—
Vested	(31,354)	$0.96
Forfeited, cancelled or expired	—	$—
Issued and unvested as of December 31, 2020	1,198	$15.65

The total fair value of restricted stock awards and restricted stock units vested during the years ended December 31, 2020 and 2019 was $29 and $50, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2020	2019
Research and development	$8,207	$3,646
General and administrative	7,421	3,154
Total stock-based compensation expense	$15,628	$6,800

As of December 31, 2020, total unrecognized compensation cost related to unvested stock-based awards was $36,045, which is expected to be recognized over a weighted-average period of 3.01 years.

As of December 31, 2020, the Company modified certain awards in conjunction with employee terminations. The modification provided for the extension of the post-employment exercise period. The modifications resulted in approximately $417 of additional research and development expenses for the year ended December 31, 2020.

9. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of the Board, the Company may elect to match employee contributions. Currently, the Company makes matching contributions at a rate of 50% of the first 6% of employee contributions. The Company recorded $468 and $224 of expenses related to its 401(k) match for the years ended December 31, 2020 and 2019, respectively.

10. Income Taxes

For the years ended December 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company’s operations are predominantly based in the United States and the Company’s foreign subsidiaries generated de minimis losses for the years ended December 31, 2020 and 2019.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective tax rate as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.6%	5.2%
Permanent differences	-0.6%	-0.9%
Foreign rate differential	0.1%	0.2%
Research and development tax credits	2.3%	2.1%
Change in valuation allowance	-28.3%	-27.6%
Provision to Return	-0.1%	0.0%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2020	2019
Deferred tax assets:
U.S., foreign and state net operating loss carryforwards	$57,705	$33,594
Research and development credits	4,383	1,716
Capitalized start up and organizational costs	29	32
Equity based compensation	2,944	543
Licensing agreements	4,004	1,756
Accruals and other	1,587	993
Total deferred tax assets	70,652	38,634
Valuation allowance	(70,492)	(38,425)
Net deferred tax assets	$160	$209
Deferred tax liabilities:
Property and equipment	$(160)	$(209)
Total deferred tax liabilities	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2020 and 2019, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased $32,066 and $19,968 during the years ended December 31, 2020 and 2019, respectively, due primarily to net operating losses generated.

As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of $213,991 and $121,836, respectively, that may be available to offset future income tax liabilities. The U.S. federal tax operating loss carryforwards of approximately $17,743 will expire at various dates through 2037. Approximately $196,248 of the U.S. federal tax operating losses can be carried forward indefinitely. As of December 31, 2020 and 2019, the Company also had U.S. state net operating loss carryforwards of $201,642 and $115,129, respectively, which may be available to offset future taxable income. These losses expire at various dates through 2040.

As of December 31, 2020 and 2019, the Company has federal research and development tax credit carryforwards of $3,677 and $1,547, respectively. Included in the $3,677 of federal tax credit carryforwards are $1,351 of orphan drug credits. The Company qualifies for, and has elected to, apply part of its federal research credits against its payroll tax liability in accordance with certain provisions of the Internal Revenue Code. The amount applied towards the Company’s payroll tax liability is capped at $250 per year. The federal research credits generated in excess of the $250 cap are able to be carried forward for 20 years. As of December 31, 2020 and 2019, the Company had state research and development tax credit carryforwards of approximately $894 and $214, respectively, available to reduce future tax liabilities which expire at various dates through 2034. For all years through December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards.

As the Company carries out extensive research and development activities, it seeks to benefit from the Australian research and development tax credit cash rebate regime. Under this regime, the Company’s Australian subsidiary may be eligible to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 43.5% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables, certain internal overhead costs and subcontracted expenditures as part of research projects for which the Company does not receive income. For the year ended December 31, 2020, the Company recorded $589 in research and development tax credits as an offset to research and development expenses.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percentage points, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed numerous financings since its inception, which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future.

The Company files income tax returns in the United States, Australia and Canada, and in several states. The foreign, federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by foreign tax authorities, the Internal Revenue Service, or state tax authorities to the extent utilized in a future period.

11. Net Loss per Share

For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock awards and unvested restricted stock units are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	5,559,545	3,414,445
Restricted stock awards and units	1,198	32,552

12. Related Party Transactions

UHN

In connection with the Company’s entry into a license agreement with UHN on January 27, 2016, the Company issued UHN 1,161,665 shares of its common stock. Upon the closing of the IPO in 2018, as UHN’s fully-diluted percentage ownership of the Company was reduced within a range of specified percentages, the Company was obligated to pay UHN an amount of $2,000, which was paid in July 2018. For the years ended December 31, 2020 and 2019, the Company recognized $381 and $821, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the years ended December 31, 2020 and 2019, the Company recorded expenses of $1,488 and $1,451, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the board.

EXHIBIT NO.	EXHIBIT INDEX
3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2018 (File No. 001-38537) and incorporated herein by reference)

3.2

Certificate of Change of Registered Agent and/or Registered Office of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-38537) and incorporated herein by reference)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 25, 2018 (File No. 001-38537) and incorporated herein by reference)

4.1

Form of Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

4.2

Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated January 9, 2018 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.3 to the to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.1#

2015 Amended and Restated Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.2#

2018 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No.  333-225213) and incorporated herein by reference)

10.3#

First Amendment to the AVROBIO, Inc. 2018 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2020 (File No. 333-225213) and incorporated herein by reference)

10.4#

Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.5#

Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.6†

Exclusive License Agreement, by and between the Registrant and University Health Network, dated November 4, 2016, as amended (filed as Exhibit 10.5 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 1, 2018 (File No.  333-225213) and incorporated herein by reference)

10.7†

License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated August 31, 2017 (filed as Exhibit 10.6 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No.  333-225213) and incorporated herein by reference)

10.8††

Amendment No. 1 to License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated February 21, 2018 (filed as Exhibit 10.7 to the to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.9††

Amendment No. 2 to License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated January 7, 2020 (filed as Exhibit 10.8 to the to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.10†

Exclusive License Agreement, by and among the Registrant, Stefan Karlsson and Maria Dahl, dated January 30, 2017 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

EXHIBIT NO.	EXHIBIT INDEX
10.11†

License Agreement, by and between the Registrant and GenStem Therapeutics, Inc., dated October 2, 2017 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

10.12#

Amended and Restated Employment Agreement, by and between the Registrant and Geoff MacKay, effective as of June 25, 2018 (filed as Exhibit 10.9 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No.  333-225213) and incorporated herein by reference)

10.13#

Employment Agreement, by and between the Registrant and Erik Ostrowski, dated December 17, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-38537) and incorporated herein by reference)

10.14#

Employment Agreement, by and between the Registrant and Steven Avruch, dated December 17, 2018 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.15#

Consulting Agreement, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated December 17, 2018 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.16#

Employment Agreement, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated December 17, 2018 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.17#

Separation Agreement and Release, by and between the Registrant and Birgitte Volck, M.D., Ph.D., dated July 16, 2020 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020 (File No. 001-38537) and incorporated herein by reference).

10.18#

Employment Agreement, by and between the Registrant and Deanna Petersen, dated September 1, 2018 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.19#	Employment Agreement, by and between the Registrant and Chris Mason, dated September 1, 2018

10.20#	Employment Agreement, by and between the Registrant and Diana Escolar, dated December 4, 2020

10.21#

2018 Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.22

Lease Agreement, dated as of January 12, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

10.23#

2019 Inducement Plan and form of award agreement thereunder (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 20, 2019 (File No.  333-235643) and incorporated herein by reference)

10.24#

Form of 2019 Inducement Stock Option Award (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 25, 2019 (File No. 333-230493)) and incorporated herein by reference)

10.25#	2020 Inducement Plan and form of award agreement thereunder

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	EXHIBIT INDEX

101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

†	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
††	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2021.

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

Name	Title	Date

/s/ Geoff MacKay Geoff MacKay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2021

/s/ Erik Ostrowski Erik Ostrowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2021

/s/ Bruce Booth Bruce Booth, D.Phil.	Chairman of the Board of Directors	March 18, 2021

/s/ Ian T. Clark Ian T. Clark	Director	March 18, 2021

/s/ Gail Farfel, Ph.D. Gail Farfel	Director	March 18, 2021

/s/ Phillip B. Donenberg Phillip B. Donenberg	Director	March 18, 2021

/s/ Annalisa Jenkins Annalisa Jenkins, M.B.B.S., F.R.C.P	Director	March 18, 2021

/s/ Christopher Paige Christopher Paige, Ph.D.	Director	March 18, 2021

/s/ Philip J. Vickers Philip J. Vickers, Ph.D.	Director	March 18, 2021