Form 10-Q
period 2021-03-31
AVROBIO, Inc.
filed 2021-05-13
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 41,766,122 shares of common stock, $0.0001 par value per share, outstanding.

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

•

Our regulatory approach for AVR-RD-01 for the treatment of Fabry disease recently changed, and there can be no assurance that our new, proposed regulatory pathway will be accepted by regulatory agencies.

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

•

We and our independent registered public accounting firm previously identified material weaknesses in our internal control over financial reporting, which have now been remediated. Nevertheless, if we experience material weaknesses or deficiencies in the future or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

•	the durability of effects from our product candidates;
•	the timing, scope or likelihood of regulatory filings and approvals;
•	the anticipated regulatory pathway for our product candidates and planned interactions with regulatory agencies;
•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•	the implementation of our business model and our strategic plans for our business, product candidates, technology and plato platform;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the scalability and commercial viability of our manufacturing methods and processes, including our move to a closed, automated system;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
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

v

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$233,027	$259,682
Prepaid expenses and other current assets	9,037	7,560
Total current assets	242,064	267,242
Property and equipment, net	2,930	3,064
Restricted cash	492	492
Other assets	426	436
Total assets	$245,912	$271,234
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,698	$2,682
Accrued expenses and other current liabilities	9,822	13,693
Deferred rent	248	239
Total current liabilities	12,768	16,614
Deferred rent, net of current portion	214	276
Total liabilities	12,982	16,890
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 41,766 and 41,569 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	524,241	518,756
Accumulated deficit	(291,315)	(264,416)
Total stockholders’ equity	232,930	254,344
Total liabilities and stockholders’ equity	$245,912	$271,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$18,527	$18,274
General and administrative	8,357	8,315
Total operating expenses	26,884	26,589
Loss from operations	(26,884)	(26,589)
Other (expense) income:
Interest income	10	632
Other expense	(25)	(16)
Total other (expense) income, net	(15)	616
Net loss	$(26,899)	$(25,973)
Comprehensive loss	$(26,899)	$(25,973)
Net loss per share — basic and diluted	$(0.65)	$(0.77)
Weighted-average number of common shares outstanding — basic and diluted	41,618	33,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344
Stock-based compensation expense	—	—	4,635	—	4,635
Exercise of stock options	197	—	850	—	850
Net loss	—	—	—	(26,899)	(26,899)
Balance as of March 31, 2021	41,766	$4	$524,241	$(291,315)	$232,930

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	31,643	$3	$330,714	$(144,704)	$186,013
Stock-based compensation expense	—	—	2,822	—	2,822
Exercise of stock options	7	—	35	—	35
Vesting of restricted stock awards and units	11	—	—	—	—
Issuance of common stock upon public offering, net of offering costs of $419	4,350	1	93,627	—	93,628
Net loss	—	—	—	(25,973)	(25,973)
Balance as of March 31, 2020	36,011	$4	$427,198	$(170,677)	$256,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,899)	$(25,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	291	283
Stock-based compensation expense	4,635	2,822
Deferred rent expense	(52)	(53)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,477)	976
Other assets	10	319
Accounts payable	(26)	(1,443)
Accrued expenses and other current liabilities	(3,821)	635
Net cash used in operating activities	(27,339)	(22,434)
Cash flows from investing activities:
Purchases of property and equipment	(115)	(577)
Net cash used in investing activities	(115)	(577)
Cash flows from financing activities:
Proceeds from exercise of stock options	850	35
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	—	93,628
Other financing activities	(51)	—
Net cash provided by financing activities	799	93,663
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,655)	70,652
Cash, cash equivalents and restricted cash at beginning of period	260,174	187,535
Cash, cash equivalents and restricted cash at end of period	$233,519	$258,187
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$42	—
Common stock offering costs incurred but unpaid at period end	—	$249
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$233,027	$257,695
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$233,519	$258,187

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

The Company has incurred recurring losses since its inception, including net losses of $26,899 and $25,973 for the three months ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $291,315. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of March 31, 2021 of $233,027 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the SEC. However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (the “unaudited condensed consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, and the results of its operations for the three months ended March 31, 2021 and 2020, its statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and its statement of cash flows for the three months ended March 31, 2021 and 2020.

The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2021, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Significant estimates relied upon in preparing the unaudited condensed consolidated financial statements include the determination of the fair value of share-based awards issued and the estimation of accrued research and development expenses.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2020, the Company determined the volatility for awards granted up through December 31, 2020 based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. Beginning with options granted in 2021, the Company estimates its expected stock volatility using a weighted-average calculation based on the historical volatility of the Company and publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected volatility has been determined using a weighted-average of the historical volatility measures of this peer group of companies and began utilizing the Company’s historical volatility in fiscal year 2021. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its IPO or such earlier time that it is no longer an “emerging growth company”.

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

For the three months ended March 31, 2021 and March 31, 2020, the Company incurred no expenses related to the CRFA.

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

For the three months ended March 31, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $44 and $0, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three months ended March 31, 2021 and 2020.

Interleukin 12 License Agreement—

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

For the three months ended March 31, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $39 and $35, respectively, which consists of license maintenance fees. No milestone fees were incurred related to this agreement in the three months ended March 31, 2021 and 2020.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. The license agreement was amended in February 2018 and again in January 2020 to, among things, provide that BioMarin would supply the Company with certain technology materials. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of the Company’s Series B Preferred Stock financing in January 2018. The Company has a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country.

The Company has recognized no expenses related to the license for the three months ended March 31, 2021 and 2020.

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

The Company has recognized no research and development expenses related to milestone payments for the three months ended March 31, 2021 and 2020.

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

The Company has recognized no expenses related to this agreement for the three months ended March 31, 2021 and 2020.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$231,651	$—	$—	$231,651
	$231,651	$—	$—	$231,651

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$44,416	$—	$—	$44,416
	$44,416	$—	$—	$44,416

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the three months ended March 31, 2021, there were no transfers between levels.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Tax incentive refund	$2,739	$2,558
Prepaid research and development expenses	4,297	3,145
Prepaid insurance	692	973
Prepaid compensation benefits	922	609
Other current assets	387	275
	$9,037	$7,560

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Laboratory and office equipment	$4,105	$3,965
Leasehold improvements	1,394	1,377
Computer equipment	143	143
	5,642	5,485
Less: Accumulated depreciation and amortization	(2,712)	(2,421)
Property and equipment, net	$2,930	$3,064

Depreciation and amortization expense was $291 and $283 for the three months ended March 31, 2021 and 2020.

Restricted Cash

As of March 31, 2021 and December 31, 2020, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

	March 31, 2021	December 31, 2020
Restricted cash	$492	$492

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Compensation and benefit costs	$3,460	$6,402
Research and development expenses	5,151	5,847
Consulting and professional fees	942	1,096
Other liabilities	269	348
	$9,822	$13,693

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

6. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021 and 2020 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2021 and December 31, 2020, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

7. Stockholders’ Equity

Common Stock

As of March 31, 2021 and December 31, 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of March 31, 2021 and December 31, 2020, no undesignated preferred stock was outstanding.

As of March 31, 2021, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of March 31, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for future issuance:

	March 31, 2021	December 31, 2020
Shares reserved for exercise of outstanding stock options	7,663,046	5,559,545
Shares reserved for vesting of restricted stock units	1,055	1,198
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	3,433,617	3,877,478
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,178,590	762,900
Shares reserved for issuance under the 2019 Inducement Plan	171,300	365,050
Shares reserved for issuance under the 2020 Inducement Plan	1,700,000	1,700,000
Total shares of authorized common stock reserved for future issuance	14,147,608	12,266,171

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stock-based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2021	2020
Expected option life (years)	6.00	6.00
Risk-free interest rate	0.63%	0.96%
Expected volatility	80.67%	75.49%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,559,545	$14.97	7.65	$13,511
Granted	2,359,416	$15.66
Exercised	(196,872)	$4.32
Cancelled or forfeited	(59,043)	$17.88
Outstanding as of March 31, 2021	7,663,046	$15.45	8.36	$9,922
Exercisable as of March 31, 2021	2,254,165	$12.75	6.68	$8,626

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $1,729 and $133, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2021 and 2020 was $10.69 and $13.68, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2020	1,198	$15.65
Granted	—
Vested	(143)	$15.65
Forfeited, cancelled or expired	—
Issued and unvested as of March 31, 2021	1,055	$15.65

The total fair value of restricted stock units vested during the three months ended March 31, 2021 and 2020 was $2 and $15, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$2,115	$1,443
General and administrative	2,520	1,379
Total stock-based compensation expense	$4,635	$2,822

As of March 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $56,945, which is expected to be recognized over a weighted-average period of 3.23 years.

9. Net Loss Per Share

For purposes of the diluted net loss per share calculation, stock options and unvested restricted stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	7,663,046	5,310,482
Restricted common stock	1,055	21,798

10. Related Party Transactions

UHN

For the three months ended March 31, 2021 and 2020, the Company recognized $39 and $35, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended March 31, 2021 and 2020, the Company recorded expenses of $641 and $360, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by our subsequent filings with the SEC.

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

Our initial pipeline is comprised of six lentiviral-based gene therapy programs: AVR-RD-01 for the treatment of Fabry disease; AVR-RD-04 for the treatment of cystinosis; AVR-RD-02 for the treatment of Gaucher disease type 1; AVR-RD-05 for the treatment of Hunter syndrome; AVR-RD-06 for the treatment of Gaucher disease type 3; and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated for the treatment of Fabry disease in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Seven patients have been dosed in our Company-sponsored Phase 2 clinical trial of AVR-RD-01, which we refer to as the FAB-GT clinical trial, and we are actively recruiting additional potential patients for our currently active sites in Australia, Canada and the United States. AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and three patients have been dosed. One patient has been dosed in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 1, which we refer to as the Guard1 clinical trial, and we are actively recruiting in Australia and Canada, with additional sites planned in the United States, Israel and Europe. AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and a Phase 1/2 investigator-sponsored clinical trial is expected to commence in the first half of 2022. AVR-RD-06 is our preclinical program for the treatment of Gaucher disease type 3, for which we expect to request a meeting with the Food and Drug Administration, or FDA, this year to discuss a potential path to the clinic. Our AVR-RD-03 program for Pompe disease is currently in preclinical development, and in 2020 we completed IND-enabling proof-of-concept preclinical studies, with toxicology studies expected to be completed in 2021. We currently expect to have dosed an aggregate of 20 to 25 patients across our pipeline by the end of 2021.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through March 31, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $8.5 million from sales of our common stock through our “at-the-market” (ATM) facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $26.9 million and $26.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $291.3 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We have expanded the number of programs in our pipeline to a total of six investigational gene therapies, three of which are currently in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our “at-the-market” facility, or ATM. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of March 31, 2021, we had cash and cash equivalents of $233.0 million. We believe that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

AVR-RD-01 (Fabry) Regulatory Update

On March 11, 2021, approximately three weeks before our End-of-Phase 1 meeting for AVR-RD-01 held on March 31, 2021, the FDA granted full (also referred to as traditional) approval of Fabrazyme® (agalsidase beta) more than 18 years after the enzyme replacement therapy, or ERT, received accelerated approval on the basis of a surrogate endpoint: reduction of globotriaosylceramide, or GL-3 (also referred to as Gb3), inclusions in biopsied renal peritubular capillaries, or PTCs. We believe the conversion of Fabrazyme to full approval opens a new pathway for potential full approval of ERTs based on this surrogate endpoint, rather than the endpoint of estimated glomerular filtration rate, or eGFR, which would typically require a longer study period. In addition, the conversion to full approval limits the accelerated approval pathways available for new therapies to treat Fabry disease, which must now show therapeutic benefit over Fabrazyme, such as for an unmet need, on a surrogate endpoint. Reduction of GL-3 in PTCs is the only surrogate endpoint that has been accepted as a basis for approval for Fabry ERTs at this time.

As a result of the Fabrazyme full approval, together with the FDA’s feedback on our original proposed trial design, we cannot pursue an accelerated approval pathway for AVR-RD-01 with the FAB-GT Phase 2 trial as designed and submitted to the FDA in our briefing book for our End-of-Phase 1 meeting. Instead, we believe there is a new potential regulatory pathway to full approval of AVR-RD-01 with a single registration trial using a kidney biopsy endpoint, similar to the primary endpoint of our ongoing FAB-GT trial. Although we have not discussed this proposed trial design with the FDA, we intend to engage with the FDA in the second half of 2021 to discuss and obtain alignment on our revised approach. While FDA guidance provides that the acceptability of surrogate endpoints is determined on a case-by-case basis, and a particular surrogate endpoint that may be appropriate for use in a particular drug or biologic clinical development program should not be assumed to be appropriate for use in a different program that is in a different clinical setting, we believe the recent full approval of Fabrazyme on the basis of a surrogate endpoint of complete/near complete reduction of GL-3 inclusions in biopsied renal PTCs may potentially support use of this endpoint in a registration trial of AVR-RD-01. Subject to FDA review and feedback, we intend to conduct a single, head-to-head potential registration trial versus Fabrazyme using a kidney biopsy surrogate endpoint, with the goal of initiating the clinical trial in mid-2022. We plan to propose to the FDA that such registration trial have a scope, size and duration comparable to other gene therapy trials.

In addition, based on feedback provided by the FDA during our End-of-Phase 1 meeting, we plan to request a Type C meeting with the FDA for the second half of 2021 to discuss chemistry, manufacturing and controls, or CMC, information with respect to AVR-RD-01 that would support initiation of the registration trial we are planning along with a potential BLA submission in the future. In parallel, we intend to seek scientific advice from the European Medicines Agency, or EMA, on the planned registration trial of AVR-RD-01.

As of May 6, 2021, we have dosed seven patients in the FAB-GT trial, with additional participants currently enrolled. To support the potential use of AVR-RD-01 in a broad Fabry disease population, we plan to amend the FAB-GT trial protocol in the second quarter of 2021 to allow enrollment of female participants, eliminate antibody-status exclusions and add the collection of data on additional parameters that are recognized to be limitations of ERT, such as endpoints to assess the potential ability of AVR-RD-01 to address cardiovascular and central nervous system manifestations. Upon amendment, we plan to enroll a total of up to 14 participants in the FAB-GT trial.

COVID-19 Update

As the global healthcare community responded to the COVID-19 pandemic, in 2020 many hospitals, including our clinical sites, temporarily paused elective medical procedures, including dosing of new patients in clinical trials of our investigational gene therapies. While dosing of new patients and data collection from enrolled patients have begun to resume at clinical sites, the extent to which clinical activities continue to be delayed or interrupted will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We have continued our work-from-home policy for most employees, excluding our laboratory staff and a limited number of non-laboratory employees. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We may be required to take additional actions that impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.

We continue to closely monitor this rapidly evolving situation and the potential impact on our Company. For additional information regarding the impact of the COVID-19 pandemic on our business, please see the section titled “Risk Factors” in Part II, Section 1.A of this Quarterly Report.

Other Updates

On January 19, 2021, we announced the appointment of Diana M. Escolar, M.D., FAAN, as our Chief Medical Officer.

On February 8, 2021, we announced new data from our clinical trials of AVR-RD-01 for the treatment of Fabry disease, AVR-RD-01 for the treatment of Gaucher disease type 1 and AVR-RD-04 for the treatment of cystinosis. We presented these data virtually at the 17th annual WORLDSymposium™, held the week of February 8, 2021.

On February 25, 2021, we announced that the European Commission has granted orphan drug designation for AVR-RD-04 for the treatment of cystinosis.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended March 31,
	2021	2020
Fabry	$2,044	$1,494
Gaucher	1,766	2,305
Pompe	346	1,119
Cystinosis	557	360
Hunter	(185)	—
Other research activities	96	2,206
Unallocated research and development expenses	13,903	10,790
Total research and development expenses	$18,527	$18,274

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of interest income earned on our cash and cash equivalents and changes in foreign currency.

Consolidated Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$18,527	$18,274	$253
General and administrative	8,357	8,315	42
Total operating expenses	26,884	26,589	295
Loss from operations	(26,884)	(26,589)	(295)
Other (expense) income:
Interest income	10	632	(622)
Other expense	(25)	(16)	(9)
Total other (expense) income, net	(15)	616	(631)
Net loss	$(26,899)	$(25,973)	$(926)

Research and Development Expenses

Research and development expenses increased by approximately $0.3 million to $18.5 million for the three months ended March 31, 2021, from $18.3 million for the three months ended March 31, 2020. This increase was attributable to increased program development activities related to the advancement of our pipeline programs, including a $1.8 million increase in personnel-related costs, a $0.8 million increase in consulting fees, a $0.7 million increase in non-cash stock-based compensation and a $0.6 million increase in clinical costs. These increases were partially offset by a $2.1 million decrease in manufacturing costs and a $1.4 million decrease in preclinical costs.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended March 31, 2021, compared to $8.3 million for the three months ended March 31, 2020. The increase of $0.1 million was attributable to an increase of $1.1 million in personnel-related costs and a $1.1 million increase in non-cash stock-based compensation, offset by a decrease of $1.1 million in consulting costs and a decrease in other expenses, primarily related to facilities costs, professional fees and legal fees, of $1.0 million.

Other (Expense) Income, Net

Other (expense), net, was less than $0.1 million for the three months ended March 31, 2021, which primarily consists of foreign currency losses recognized during the period, compared to other income, net of $0.6 million for the three months ended March 31, 2020. The decrease was primarily a result of lower yields on our money market funds.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our “at-the-market” facility, or ATM facility. Through March 31, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $8.5 million from sales of our common stock under our ATM facility.

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

As of March 31, 2021, we had cash and cash equivalents of $233.0 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(27,339)	$(22,434)
Net cash used in investing activities	(115)	(577)
Net cash provided by financing activities	799	93,663
Net (decrease) increase in cash and cash equivalents	$(26,655)	$70,652

Operating Activities

During the three months ended March 31, 2021, operating activities used $27.3 million of cash, cash equivalents and restricted cash, resulting from our net loss of $26.9 million and cash used by changes in our operating assets and liabilities of $5.3 million partially offset by non-cash charges of $4.9 million. The net changes in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other liabilities of $3.8 million and a $1.5 million increase in prepaids and other current assets. The non-cash charges primarily included $4.6 million of stock-based compensation expense and $0.3 million of depreciation and amortization expense.

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

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2021 compared to $0.6 million for the three months ended March 31, 2020. The decrease in cash used in investing activities was primarily due to a reduction in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2021 compared to $93.7 million for the three months ended March 31, 2020. The decrease in cash provided by financing activities was primarily due to the proceeds of $93.6 million raised from the February Follow-On Offering in the comparative period, partially offset an increase of $0.8 million in proceeds from exercises of stock options.

Funding Requirements

Notwithstanding the impact of the evolving COVID-19 pandemic on our company and the global economy generally, we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

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

We believe that our $233.0 million of existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021. There have been no significant changes to the table contained therein as of March 31, 2021.

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

Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 18, 2021, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

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

Interest Rate Risk

As of March 31, 2021, we had cash and cash equivalents of $233.0 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended March 31, 2021 and 2020, we recognized foreign currency transaction losses of $25 thousand and $16 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2021, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $119.7 million and $73.0 million for the years ended December 31, 2020 and 2019, respectively and $26.9 million for the three months ended March 31, 2021. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2021, we had cash and cash equivalents of $233.0 million. We believe that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. Furthermore, we have expanded the number of programs in our pipeline to a total of six investigational gene therapies, three of which are in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our current and future product candidates, including the extent of any impacts from the COVID-19 pandemic on these activities;

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic has continued to disrupt normal business operations both in and outside of affected areas and has had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and applicable government recommendations and have continued our work-from-home policy for most employees, excluding our laboratory staff and a limited number of non-laboratory employees. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people.

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients has begun to resume, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection has been delayed and additional delays could result from COVID-19-related interruptions, particularly as new variants of the virus are identified and continue to spread. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe, Israel and Brazil, and each of these regions have been affected by COVID-19.

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

Additionally, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

These and other factors arising from the COVID-19 pandemic could worsen and further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the efficacy and safety of vaccines, the ability of third parties to manufacture and distribute vaccines, and new information that may emerge concerning mutations of the coronavirus that causes COVID-19, among others.

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our transition to Target Concentration Intervention, or TCI, conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of May 6, 2021 we have only dosed five patients using our plato platform, which we plan to utilize for the majority of patients in our ongoing FAB-GT clinical trial for AVR-RD-01 and all patients in the Guard1 clinical trial of AVR-RD-02. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of lentiviral gene therapy.

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, Canada, Europe or other major markets or how long it will take to commercialize our product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

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

The FDA continues to develop its approach to assessing gene and cell therapy products. For example, the agency has released a series of draft and final guidance documents relating to, among other topics, various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. In January 2020, the FDA released a final guidance with recommendations for long-term follow-up studies of patients following human gene therapy administration due to the increased risk of undesirable and unpredictable outcomes with gene therapies that may present as delayed adverse events. We cannot be certain whether such guidance, or other guidance that the FDA may issue, will be relevant to or have an adverse impact on our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including multiple reported cases of leukemia, myelodysplastic syndrome and death seen in other clinical trials. For example, a case of transfusion-dependent anemia and a separate case of acute myeloid leukemia were recently reported in a third party’s clinical trials of lentiviral gene therapy for the treatment of sickle cell disease. These safety events are currently under investigation, and while several factors have been posited as potential direct or contributing causes, including the use of busulfan in the conditioning process, no definitive conclusion has been made as of the date of this Quarterly Report on Form 10-Q. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional oncogenesis by the vectors, leading to malignant transformation of transduced cells. In addition, dominant clonal expansion due to vector integration has been observed in third-party ex vivo lentiviral gene therapy clinical trials, including one case of thalassemia and two cases of cerebral adrenoleukodystrophy. Although to date there have been no reports of malignant transformation in these patients, these cases and any similar cases will require further monitoring and follow-up. While our lentiviral gene therapy approach is designed to avoid immunogenicity against the vector after administration, there can be no assurance that patients would not create antibodies that may impair treatment. In addition, although we are investigating a plan to potentially implement molecular cytogenetic screening, there can be no assurance that we will successfully implement such screening procedures in a timely manner or at all, or that, if implemented, they will enhance the safety profile of our gene therapy product candidates. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

In 2019 we began transitioning, in connection with our Company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize a precision dosing program, TCI, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. While we believe that the conditioning regimen could be performed during a limited hospital stay, we cannot guarantee that the conditioning will not require a lengthier hospitalization. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in each of our ongoing clinical trials several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, were observed. While such adverse events in connection with conditioning is expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, our product candidates for any or all targeted indications. There have been cases of therapy-related myelodysplastic syndrome, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. Although we are investigating a plan to potentially implement molecular cytogenetic screening as an additional risk reduction measure, there can be no guarantees that these procedures will be implemented in a timely manner or would be successful if implemented. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial, and lead to a decline in our stock price.

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

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, lead to a decline in our stock price, and significantly harm our business, prospects, financial condition and results of operations.

Our regulatory approach for AVR-RD-01 for the treatment of Fabry disease recently changed, and there can be no assurance that our new, proposed regulatory pathway will be accepted by regulatory agencies.

On March 11, 2021, approximately three weeks before our End-of-Phase 1 meeting for AVR-RD-01 held on March 31, 2021, the FDA granted full (also referred to as traditional) approval of Fabrazyme® (agalsidase beta) more than 18 years after the ERT received accelerated approval on the basis of a surrogate endpoint: reduction of GL-3 (also referred to as Gb3) inclusions in biopsied PTCs. The conversion to full approval limits the accelerated approval pathways available for new therapies to treat Fabry disease, which must now show clinical benefit over Fabrazyme on a surrogate endpoint. Reduction of GL-3 in PTCs is the only surrogate endpoint that has been accepted as a basis for approval for Fabry ERTs at this time.

As a result of the Fabrazyme full approval, together with the FDA’s feedback on our original proposed trial design, we cannot pursue an accelerated approval pathway for AVR-RD-01 with the FAB-GT Phase 2 trial as designed and submitted to the FDA in our briefing book for our End-of-Phase 1 meeting. Instead, we intend to engage with the FDA in the second half of 2021 to discuss and obtain feedback on a revised regulatory approach. Subject to FDA review and feedback, we intend to conduct a single, head-to-head registration trial versus Fabrazyme using a kidney biopsy surrogate endpoint as the basis for potential full approval of AVR-RD-01, with the goal of initiating the clinical trial in mid-2022. This planned regulatory pathway for AVR-RD-01 is subject to numerous risks, including the following:

•

FDA guidance provides that the acceptability of surrogate endpoints is determined on a case-by-case basis, and a particular surrogate endpoint that may be appropriate for use in a particular drug or biologic clinical development program should not be assumed to be appropriate for use in a different program that is in a different clinical setting. Although we believe the recent full approval of Fabrazyme on the basis of a surrogate endpoint of complete/near complete reduction of GL-3 inclusions in biopsied renal PTCs may potentially support use of this endpoint in a registration trial of AVR-RD-01, we have not discussed this proposed surrogate endpoint with the FDA and there can be no assurance that the FDA will agree with our approach. Moreover, the FDA could require longer clinical or follow-up study requirements for patients, specify patient inclusion criteria that limits our ability to successfully and timely recruit and enroll patients, or require other study design details that will require additional clinical work or render our earlier clinical data of limited utility in support of an application for marketing authorization.

•

Even if we obtain alignment with the FDA on our proposal of a single registration trial using a kidney biopsy surrogate endpoint, without undertaking the special protocol assessment process to obtain FDA agreement on the details of the trial design, including the measurement methodology, number of trial participants and study duration, there is a risk that the FDA may disagree with the final details of our trial design. For example, in our FAB-GT trial we assess kidney biopsies using a quantitative methodology, our adaption of the Barisoni Lipid Inclusion Scoring System (BLISS) histological methodology, whereas the Fabrazyme clinical trials used a semi-quantitative methodology, the Fabrazyme scoring system. In addition, although we would propose to the FDA that the registration trial would enroll a number of patients comparable to other gene therapy trials, the FDA could require us to enroll more patients than we expect. We have previously encountered delays in patient enrollment and recruitment, and any similar delays in the future could affect our ability to successfully complete a registration trial. Furthermore, we will need to submit additional CMC data to the FDA before we can begin our proposed registration trial.

•

The timing of our new proposed regulatory pathway is uncertain. Although we intend to engage with the FDA in the second half of 2021 to discuss our proposal, we have not yet requested such meeting and there can be no assurances that the FDA will be available to meet with us in a timely manner, particularly given the agency’s workload during the ongoing COVID-19 pandemic. Even if we obtain alignment with the FDA on our proposed trial design and CMC readiness, we will need to submit a registration study protocol before we can commence a clinical trial, the timing of which will depend in part upon our interactions with the FDA. Our planned engagement with the FDA and submission of the protocol could be delayed, and as a result we may not be able to initiate a clinical trial in mid-2022, if at all. Furthermore, although the kidney biopsy endpoint in our FAB-GT trial has a 48-week follow-up period, even if the FDA agrees to a kidney biopsy surrogate endpoint in our proposed registration trial design, the FDA could require the follow-up period to be longer than 48-weeks, which would increase the length of the trial and delay any submission of a BLA.

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies, including our proposed registration trial of AVR-RD-01, will be conducted as planned or completed on schedule, if at all. Any inability to successfully conduct our proposed registration trial of AVR-RD-01 using a kidney biopsy surrogate endpoint or other inability to successfully complete our clinical development of AVR-RD-01 could result in additional costs to us and impair our ability to generate revenues.

We have never completed a pivotal or registration clinical trial, and may be unable to do so for any product candidates we may develop.

We are at an early stage of development for all of our product candidates. As of May 6, 2021, we have dosed only 16 patients across four ongoing clinical trials. These ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registration trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

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

We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy or the approval of competitive therapies during the period of our product candidate development. Any of our current or future product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

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

Although we expect to have dosed an aggregate of 20 to 25 patients across all our clinical programs by the end of 2021, there can be no assurance we will achieve that goal. The timing and success of our patient enrollment and clinical trial activities depend on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, such as the recent announcement from a lentiviral gene therapy company regarding cases of transfusion-dependent anemia and acute myeloid leukemia in its clinical trials for sickle cell disease, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, including as a result of the ongoing COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. For example, as a result of the COVID-19 pandemic, patient enrollment and dosing was temporarily paused in our ongoing clinical trials and certain data collection has been delayed. While patient enrollment and dosing activities have begun to resume, there could be additional pauses in the future as a result of the COVID-19 pandemic or other factors.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease, which we refer to as the Guard1 clinical trial. While a number of patients had been identified for the Guard1 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment. Additionally, as a result of the COVID-19 pandemic, in 2020 we encountered protracted timelines with our Guard1 investigational site startup activities, which also impacted patient enrollment.

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

We have expanded our patient enrollment activities to include patients who reside in a country other than the country where the applicable clinical site is located, and who are required to travel for some or all of the clinical testing and procedures required for patients in the applicable clinical trial. We have encountered and in the future may continue to encounter logistical and regulatory challenges that could delay or prevent any such international patients from successfully enrolling and completing clinical trial procedures, including delays in processing or obtaining patient travel visas or denials of entry at borders, potential travel disruptions, or de-prioritization or unavailability of resources at clinical sites for non-resident international clinical trial participants, any of which could delay our progress and completion of planned clinical trials and which would have an adverse effect on our business. In addition, once these international patients return to their home country they may need to travel back to the country where the applicable clinical site is located. If these patients are unwilling or unable to return to the clinical site for testing and procedures, progress and completion of the clinical trial could be delayed or prevented.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, for our FAB-GT clinical trial of AVR-RD-01, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our IND application for our FAB-GT clinical study of AVR-RD-01 for Fabry disease in the United States, which was cleared by the FDA in April 2019, included data to demonstrate comparability between LV1 and LV2 and a transition to an automated manufacturing platform. In addition, our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, and allow us to commence clinical trials incorporating such elements, we expect that the FDA, Health Canada or other regulatory authorities will require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 investigator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform. Additionally, the study drug for the planned investigator-sponsored clinical study of AVR-RD-05 for Hunter syndrome will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial. We anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2 and the automated manufacturing platform. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, Sanofi Genzyme and Shire, acquired by Takeda Pharmaceutical Company Ltd., market the enzyme replacement therapies, or ERTs, that represent the standard of care for Fabry patients. In March 2021, Fabrazyme, marketed by Sanofi Genzyme, received full (also referred to as traditional) approval more than 18 years after the ERT received accelerated approval on the basis of a surrogate endpoint. Amicus has secured regulatory approval in the United States and Europe for Migalastat, its oral chaperone therapy for Fabry disease. In addition, Protalix BioTherapeutics, together with Chiesi Global Rare Diseases, is developing pegunigalsidase alfa, their investigational product candidate for Fabry disease. For Gaucher disease, we expect to compete with existing enzyme replacement therapies marketed by Sanofi Genzyme, Shire, Protalix and Pfizer, as well as oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Shire markets an enzyme replacement therapy for Hunter syndrome. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati and Sigma Tau Pharmaceuticals, and Eloxx

Pharmaceuticals has been advancing a new treatment in clinical trials. In addition, we may compete with other gene therapy companies in our industry such as bluebird bio and Spark Therapeutics (which was acquired by Roche in 2019). In particular, a number of gene therapy companies have announced preclinical or clinical non-viral and adeno-associated viral based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies.

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

If our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2017, the ongoing investigator-sponsored Phase 1 clinical trial of AVR-RD-01 encountered delays in the enrollment of patients due to delays in identifying patients for enrollment and the evaluation of information from screened potential trial participants. In 2019, we encountered delays in the enrollment of patients in the Company-sponsored Guard1 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified for the Guard1 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies. Additionally, as a result of the COVID-19 pandemic, in 2020 we encountered protracted timelines with our investigational site startup activities for our Guard1 clinical trial, which also impacted patient enrollment. In 2020, a kidney biopsy was conducted on the third patient in the FAB-GT clinical trial of AVR-RD-01, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available. Although our quality assurance personnel have worked closely with the external vendor to identify the cause of the vendor error and to identify additional protocols for implementation by the vendor that are designed to prevent similar errors in the future, there can be no assurances that such protocols will be successfully implemented by the vendor.

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

We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies including Japan, Europe, Israel and Brazil. If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, has extended the suspension period to December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter.  Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia, myelodysplastic syndromes and deaths seen in other trials using other vectors. In addition, a lentiviral gene therapy company recently reported a case of transfusion-dependent anemia and another case of acute myeloid leukemia in their clinical trials for sickle cell disease, and these cases remain under investigation. Adverse events in our clinical studies or discovered in long-term follow-up, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other lentiviral gene therapy trials, and the resulting publicity could result in a decline in our stock price, increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

We currently plan to conduct clinical trials in the European Union, or EU, and the United Kingdom, or UK, and as a result will be subject to additional privacy restrictions. The collection, use, disclosure, transfer or other processing of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, providing information to individuals regarding data processing activities, obtaining consent from individuals to whom the data processing relates, imposing notification of personal data breaches to the competent national data protection authorities, implementing safeguards in connection with the security and confidentiality of the personal data, accountability requirements and taking certain measures when engaging third-party processors. The GDPR informs our obligations with respect to any clinical trials conducted in the European Economic Area by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data out of the European Union, including to the United States, and as a result increases scrutiny that such rules may apply to transfers of personal data from any clinical trial sites located in the EU and the UK to the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

Given the breadth and depth of its obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and assessment of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, or consultants that process or transfer personal data collected in the European Union.

Further, the UK exited the EU effective January 31, 2020, subject to a transition period that ended December 31, 2020. Following the UK’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed to between the UK and EU, the GDPR continued to have effect under law in the UK, and continued to do so until December 31, 2020 as if the UK remained a member state of the EU for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form and fashion under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)).

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through May 6, 2021, the trading price of our common stock has ranged from $8.50 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of May 6, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We and our independent registered public accounting firm previously identified material weaknesses in our internal control over financial reporting, which have now been remediated. Nevertheless, if we experience material weaknesses or deficiencies in the future or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will ultimately be successful or avoid potential future material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 6, 2021, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

3.2

Certificate of Change of Registered Agent and/or Registered Office of the Registrant (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-38537) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

10.1#	Amendment to Employment Agreement, by and between the Registrant and Geoff MacKay, dated April 5, 2021.

10.2#	Amendment to Employment Agreement, by and between the Registrant and Erik Ostrowski, dated April 5, 2021.

10.3#	Amendment to Employment Agreement, by and between the Registrant and Steven Avruch, dated April 5, 2021.

10.4#	Amendment to Employment Agreement, by and between the Registrant and Diana Escolar, MD, dated April 5, 2021.

10.5#	Amendment to Employment Agreement, by and between the Registrant and Chris Mason, dated April 5, 2021.

10.6#	Amendment to Employment Agreement, by and between the Registrant and Deanna Petersen, dated April 5, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

*	Indicates the exhibit is being furnished, not filed, with this report.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: May 13, 2021	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: May 13, 2021	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer