Form 10-Q
period 2021-06-30
AVROBIO, Inc.
filed 2021-08-05
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 43,623,066 shares of common stock, $0.0001 par value per share, outstanding.

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

•

Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than anticipated.

•

Our regulatory approach for AVR-RD-01 for the treatment of Fabry disease recently changed, and there can be no assurance that any new regulatory pathway we propose to regulatory agencies will be accepted.

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

Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “strives,” “should,” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•

the impact of the ongoing COVID-19 pandemic on our clinical trial programs, clinical supply and business generally, as well as our plans and expectations with respect to the timing and resumption of any development activities that were or may be temporarily paused as a result of the COVID-19 pandemic;

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

v

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$226,438	$259,682
Prepaid expenses and other current assets	7,081	7,560
Total current assets	233,519	267,242
Property and equipment, net	3,990	3,064
Restricted cash	492	492
Other assets	94	436
Total assets	$238,095	$271,234
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,029	$2,682
Accrued expenses and other current liabilities	14,665	13,693
Deferred rent	259	239
Total current liabilities	16,953	16,614
Deferred rent, net of current portion	150	276
Total liabilities	17,103	16,890
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 43,623 and 41,569 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	543,690	518,756
Accumulated deficit	(322,702)	(264,416)
Total stockholders’ equity	220,992	254,344
Total liabilities and stockholders’ equity	$238,095	$271,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$22,544	$20,866	$41,024	$39,140
General and administrative	8,831	7,991	17,235	16,306
Total operating expenses	31,375	28,857	58,259	55,446
Loss from operations	(31,375)	(28,857)	(58,259)	(55,446)
Other (expense) income:
Interest income	9	62	19	694
Other expense	(21)	(33)	(46)	(49)
Total other (expense) income, net	(12)	29	(27)	645
Net loss	$(31,387)	$(28,828)	$(58,286)	$(54,801)
Comprehensive loss	$(31,387)	$(28,828)	$(58,286)	$(54,801)
Net loss per share — basic and diluted	$(0.74)	$(0.80)	$(1.39)	$(1.57)
Weighted-average number of common shares outstanding — basic and diluted	42,510	36,105	42,067	34,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2020	36,011	$4	$427,198	$(170,677)	$256,525
Stock-based compensation expense	—	—	3,899	—	3,899
Exercise of stock options	25	—	61	—	61
Vesting of restricted stock awards and units	10	—	—	—	—
Issuance of common stock under ATM facility, net of offering costs of $67	384	—	8,130	—	8,130
Issuance of common stock under the 2018 employee stock purchase plan	2	—	—	—	—
Net loss	—	—	—	(28,828)	(28,828)
Balance as of June 30, 2020	36,432	$4	$439,288	$(199,505)	$239,787

	Six Months Ended June 30, 2020
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2019	31,643	$3	$330,714	$(144,704)	$186,013
Stock-based compensation expense	—	—	6,721	—	6,721
Exercise of stock options	32	—	96	—	96
Vesting of restricted stock awards and units	21	—	—	—	—
Issuance of common stock upon public offering, net of offering costs of $419	4,350	1	93,627	—	93,628
Issuance of common stock under ATM facility, net of offering costs of $67	384	—	8,130	—	8,130
Issuance of common stock under the 2018 employee stock purchase plan	2	—	—	—	—
Net loss	—	—	—	(54,801)	(54,801)
Balance as of June 30, 2020	36,432	$4	$439,288	$(199,505)	$239,787

	Three Months Ended June 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2021	41,766	$4	$524,241	$(291,315)	$232,930
Stock-based compensation expense	—	—	4,691	—	4,691
Issuance of common stock under ATM facility, net of offering costs of $67	1,829	—	14,550	—	14,550
Issuance of common stock under the 2018 employee stock purchase plan	28	—	208	—	208
Net loss	—	—	—	(31,387)	(31,387)
Balance as of June 30, 2021	43,623	$4	$543,690	$(322,702)	$220,992

	Six Months Ended June 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344
Stock-based compensation expense	—	—	9,326	—	9,326
Exercise of stock options	197	—	850	—	850
Issuance of common stock under ATM facility, net of offering costs of $67	1,829	—	14,550	—	14,550
Issuance of common stock under the 2018 employee stock purchase plan	28	—	208	—	208
Net loss	—	—	—	(58,286)	(58,286)
Balance as of June 30, 2021	43,623	$4	$543,690	$(322,702)	$220,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,286)	$(54,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	589	584
Stock-based compensation expense	9,326	6,721
Deferred rent expense	(106)	(108)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	478	1,987
Other assets	343	76
Accounts payable	(653)	(930)
Accrued expenses and other current liabilities	1,005	3,019
Net cash used in operating activities	(47,304)	(43,452)
Cash flows from investing activities:
Purchases of property and equipment	(1,344)	(1,065)
Net cash used in investing activities	(1,344)	(1,065)
Cash flows from financing activities:
Proceeds from exercise of stock options	850	96
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	—	93,628
Proceeds from issuance of common shares under ATM facility, net of offering costs paid	14,550	8,130
Payment of offering costs	(204)	—
Proceeds from issuance of ESPP shares	208	—
Net cash provided by financing activities	15,404	101,854
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,244)	57,337
Cash, cash equivalents and restricted cash at beginning of period	260,174	187,535
Cash, cash equivalents and restricted cash at end of period	$226,930	$244,872
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$171	$—
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$226,438	$244,380
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$226,930	$244,872

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

The Company has incurred recurring losses since its inception, including net losses of $58,286 and $54,801 for the six months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $322,702. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of June 30, 2021 of $226,438 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the results of its operations for the three and six months ended June 30, 2021 and 2020, its statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its statement of cash flows for the six months ended June 30, 2021 and 2020.

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2021, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Concurrently with the MPSII License Agreement, the Company entered into a collaborative research funding agreement with UoM (“CRFA”). Under the CRFA, the Company has agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which are currently expected to equal approximately £9,275 in the aggregate.

For the three months ended June 30, 2021 and 2020, the Company incurred $825 and $0, respectively, related to the CRFA. For the six months ended June 30, 2021 and 2020, the Company incurred $825 and $0, respectively, related to the CRFA.

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

For the three months ended June 30, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $24 and $147, respectively, which consists of reimbursable funded study trial costs. For the six months ended June 30, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $68 and $147, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three or six months ended June 30, 2021 and 2020.

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

For the three months ended June 30, 2021 and 2020, the the Company did not record research and development expense related to this agreement with UHN. For the six months ended June 30, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $39 and $38, respectively, which consists of license maintenance fees. No milestone fees were incurred related to this agreement in the three and six months ended June 30, 2021 and 2020.

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

The Company has recognized no expenses related to the license for the three and six months ended June 30, 2021 and 2020.

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

The Company has recognized no expenses related to this agreement for the three and six months ended June 30, 2021 and 2020.

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

The Company has recognized no expenses related to this agreement for the three and six months ended June 30, 2021 and 2020.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$225,191	$—	$—	$225,191
	$225,191	$—	$—	$225,191

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$44,416	$—	$—	$44,416
	$44,416	$—	$—	$44,416

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the six months ended June 30, 2021, there were no transfers between levels.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Tax incentive refund	$2,332	$2,558
Prepaid research and development expenses	3,492	3,145
Prepaid insurance	39	973
Prepaid compensation benefits	702	609
Other current assets	516	275
	$7,081	$7,560

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Laboratory and office equipment	$5,266	$3,965
Leasehold improvements	1,586	1,377
Computer equipment	149	143
	7,001	5,485
Less: Accumulated depreciation and amortization	(3,011)	(2,421)
Property and equipment, net	$3,990	$3,064

Depreciation and amortization expense was $299 and $301, respectively, for the three months ended June 30, 2021 and 2020. Depreciation and amortization expense was $589 and $584, respectively, for the six months ended June 30, 2021 and 2020.

Restricted Cash

As of June 30, 2021 and December 31, 2020, the Company had restricted cash of $492, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Compensation and benefit costs	$5,084	$6,402
Research and development expenses	8,491	5,847
Consulting and professional fees	897	1,096
Other liabilities	193	348
	$14,665	$13,693

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

6. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2021 and 2020 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2021 and December 31, 2020, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

7. Stockholders’ Equity

Common Stock

As of June 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of June 30, 2021 and December 31, 2020, no undesignated preferred stock was outstanding.

As of June 30, 2021, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of June 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2021	December 31, 2020
Shares reserved for exercise of outstanding stock options	8,412,822	5,559,545
Shares reserved for vesting of restricted stock units	772,511	1,198
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	1,863,992	3,877,478
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,151,010	762,900
Shares reserved for issuance under the 2019 Inducement Plan	352,549	365,050
Shares reserved for issuance under the 2020 Inducement Plan	1,567,000	1,700,000
Total shares of authorized common stock reserved for future issuance	14,119,884	12,266,171

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stock-based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2021	2020
Expected option life (years)	6.07	6.00
Risk-free interest rate	0.76%	0.88%
Expected volatility	81.25%	75.72%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,559,545	$14.97	7.65	$13,511
Granted	3,743,232	$13.52
Exercised	(196,872)	$4.32
Cancelled or forfeited	(693,083)	$17.28
Outstanding as of June 30, 2021	8,412,822	$14.40	8.25	$5,974
Exercisable as of June 30, 2021	2,622,442	$13.36	6.36	$5,575

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $1,729 and $546, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2021 and 2020 was $9.31 and $13.16, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2020	1,198	$15.65
Granted	771,600	$9.63
Vested	(287)	$15.65
Forfeited, cancelled or expired	—
Issued and unvested as of June 30, 2021	772,511	$9.64

The total fair value of restricted stock units vested during the six months ended June 30, 2021 and 2020 was $4 thousand and $21 thousand, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,909	$1,966	$4,024	$3,409
General and administrative	2,782	1,933	5,302	3,312
Total stock-based compensation expense	$4,691	$3,899	$9,326	$6,721

As of June 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $62,167, which is expected to be recognized over a weighted-average period of 3.13 years.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	8,412,822	5,586,794
Restricted stock units	772,511	11,570

10. Related Party Transactions

UHN

For the three months ended June 30, 2021 and 2020, the Company recognized $24 and $147, respectively, of research and development expense related to the license agreements with UHN. For the six months ended June 30, 2021 and 2020, the Company recognized $107 and $185, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended June 30, 2021 and 2020, the Company recorded expenses of $409 and $365, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors. For the six months ended June 30, 2021 and 2020, the Company recorded expenses of $1,050 and $725, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors

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

Our initial pipeline is comprised of six lentiviral-based gene therapy programs: AVR-RD-01 for the treatment of Fabry disease; AVR-RD-04 for the treatment of cystinosis; AVR-RD-02 for the treatment of Gaucher disease type 1; AVR-RD-06 for the treatment of Gaucher disease type 3; AVR-RD-05 for the treatment of Hunter syndrome; and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-01 is currently being evaluated for the treatment of Fabry disease in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Nine patients have been dosed in our Company-sponsored Phase 2 clinical trial of AVR-RD-01, which we refer to as the FAB-GT clinical trial, and we are actively recruiting additional potential patients for our currently active sites. We plan to amend the FAB-GT clinical trial protocol in August 2021 to include female participants, eliminate the antibody-status exclusion and collect additional CNS and cardiovascular data. Additionally, we plan to engage the Food and Drug Administration, or FDA, to obtain feedback on a revised regulatory approach for AVR-RD-01, with the goal of initiating a registration trial in mid-2022. AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and three patients have been dosed. Subject to regulatory clearance we are planning to initiate a Company-sponsored clinical trial of AVR-RD-04, which we believe could potentially serve as a registration trial, in the second half of 2022. One patient has been dosed in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 1, which we refer to as the Guard1 clinical trial, and we are actively recruiting additional potential patients for our currently active sites. AVR-RD-06 is our preclinical program for the treatment of Gaucher disease type 3, for which we are planning to initiate a potential registration trial in the second half of 2022, subject to regulatory clearance. AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and a Phase 1/2 investigator-sponsored clinical trial is expected to commence in the second half of 2022. Our AVR-RD-03 program for Pompe disease is currently in preclinical development, with IND-enabling proof-of-concept preclinical studies completed, toxicology studies expected to be completed in 2021 and a Company-sponsored clinical trial being planned for 2022, subject to regulatory clearance. We currently expect to have dosed an aggregate of 20 to 25 patients across our pipeline by the end of 2021.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through June 30, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market”, or ATM, facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $58.3 million and $54.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $322.7 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We have expanded the number of programs in our pipeline to a total of six investigational gene therapies, three of which are currently in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our ATM facility. We also plan to pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of June 30, 2021, we had cash and cash equivalents of $226.4 million. We believe that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

COVID-19 Update

As the global healthcare community responded to the COVID-19 pandemic, in 2020 many hospitals, including our clinical sites, temporarily paused elective medical procedures, including dosing of new patients in clinical trials of our investigational gene therapies. While dosing of new patients and data collection from enrolled patients has resumed at clinical sites, the extent to which clinical activities continue to be delayed or interrupted will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants of the virus that causes the disease, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We have continued our work-from-home policy for most employees, excluding our laboratory staff and a limited number of non-laboratory employees. For those employees, we have implemented safety measures designed to comply with applicable federal, state and local guidelines in response to the ongoing COVID-19 pandemic. We may be required to take additional actions that impact our operations as required by applicable laws or regulations, or which we determine to be in the best interests of our employees.

We continue to closely monitor this rapidly evolving situation and the potential impact on our Company. For additional information regarding the impact of the ongoing COVID-19 pandemic on our business, please see the section titled “Risk Factors” in Part II, Section 1.A of this Quarterly Report.

Other Updates

In May 2021, we presented new preclinical data on AVR-RD-03, our program for Pompe disease, at the 24th virtual Annual Meeting of the American Society of Gene & Cell Therapy. In addition, our collaborators at UCSD presented new clinical data on AVR-RD-04, our program for cystinosis.

In July 2021, we received clearance from the FDA for an Initial New Drug, or IND, application for AVR-RD-04 for the treatment of cystinosis. This IND clearance allows the Company to initiate a Company-sponsored long-term follow-up study for patients enrolled in the Phase 1/2 investigator-sponsored clinical trial, as well as potentially initiate a new Company-sponsored clinical trial, subject to regulatory clearance. Also in July 2021, the FDA granted fast track designation for AVR-RD-04 for the treatment of cystinosis to improve renal function.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fabry	$3,743	$2,987	$5,787	$5,484
Gaucher	2,713	1,671	4,478	2,973
Pompe	362	1,563	708	2,682
Cystinosis	470	446	1,027	806
Hunter	537	—	352	—
Other research activities	21	1,831	117	4,037
Unallocated research and development expenses	14,698	12,368	28,555	23,158
Total research and development expenses	$22,544	$20,866	$41,024	$39,140

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$22,544	$20,866	$1,678
General and administrative	8,831	7,991	840
Total operating expenses	31,375	28,857	2,518
Loss from operations	(31,375)	(28,857)	(2,518)
Other (expense) income:
Interest income	9	62	(53)
Other expense	(21)	(33)	12
Total other (expense) income, net	(12)	29	(41)
Net loss	$(31,387)	$(28,828)	$(2,559)

Research and Development Expenses

Research and development expenses increased by approximately $1.7 million to $22.5 million for the three months ended June 30, 2021, from $20.9 million for the three months ended June 30, 2020. This increase was attributable to increased program development activities related to the advancement of our pipeline programs, including a $2.3 million increase in personnel-related costs, a $1.5 million increase in manufacturing costs and a $1.5 million increase in clinical costs. These increases were partially offset by a $3.5 million decrease in preclinical costs and a $0.1 million decrease in non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the three months ended June 30, 2021, compared to $8.0 million for the three months ended June 30, 2020. The increase of $0.8 million was attributable to an increase of $0.2 million in personnel-related costs and a $0.8 million increase in non-cash stock-based compensation, offset in part by a decrease in other expenses, primarily related to facilities costs, professional fees and legal fees, of $0.2 million.

Other (Expense) Income, Net

Other (expense), net, was less than $0.1 million for the three months ended June 30, 2021 and 2020, and primarily consisted of foreign currency losses recognized during the period.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$41,024	$39,140	$1,884
General and administrative	17,235	16,306	929
Total operating expenses	58,259	55,446	2,813
Loss from operations	(58,259)	(55,446)	(2,813)
Other (expense) income:
Interest income	19	694	(675)
Other expenses	(46)	(49)	3
Total other (expense) income, net	(27)	645	(672)
Net loss	$(58,286)	$(54,801)	$(3,485)

Research and Development Expenses

Research and development expenses increased by approximately $1.9 million to $41.0 million for the six months ended June 30, 2021, from $39.1 million for the six months ended June 30, 2020. This increase was attributable a $5.6 million increase in personnel-

related costs, a $0.6 million increase in non-cash stock-based compensation and a $1.9 million increase in clinical costs. These increases were partially offset by a $1.4 million decrease in manufacturing costs and a $4.8 million decrease in preclinical costs.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the six months ended June 30, 2021, compared to $16.3 million for the six months ended June 30, 2020. The increase of $0.9 million was attributable to an increase of $1.0 million in personnel-related costs and a $2.0 million increase in non-cash stock-based compensation, offset in part by a decrease of $1.1 million in consulting costs and a decrease in other expenses, primarily related to facilities costs, professional fees and legal fees, of $1.0 million.

Other (Expense) Income, Net

Other (expense), net, was less than $0.1 million for the six months ended June 30, 2021, compared to other income, net, of $0.7 million for the six months ended June 30, 2020. The decrease was primarily a result of lower yields on our money market funds during the periods.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM facility. Through June 30, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our ATM facility.

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

In July 2019, we closed an underwritten public offering, or the July 2019 Follow-On Offering, under the July 2019 Shelf of 7,475,000 shares of our common stock at a public offering price of $18.50 per share, which included 975,000 shares of our common stock resulting from the full exercise of the underwriters’ option to purchase additional shares at the public offering price. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were $129.5 million.

In February 2020, we closed an underwritten public offering, or the February 2020 Follow-On Offering, under the December 2019 Shelf of 4,350,000 shares of our common stock at a public offering price of $23.00 per share. The net proceeds to us from this offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were $93.6 million.

In June 2020, we sold an aggregate of 384,140 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $8.1 million.

In November 2020, we closed an underwritten public offering, or the November 2020 Follow-On Offering, of 5,000,000 shares of our common stock at a public offering price of $15.00 per share. The net proceeds to us from the November 2020 Follow-On Offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were $70.2 million.

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of June 30, 2021, approximately $26.5 million of common stock remained available for future issuance under the ATM facility.

As of June 30, 2021, we had cash and cash equivalents of $226.4 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(47,304)	$(43,452)
Net cash used in investing activities	(1,344)	(1,065)
Net cash provided by financing activities	15,404	101,854
Net (decrease) increase in cash and cash equivalents	$(33,244)	$57,337

Operating Activities

During the six months ended June 30, 2021, operating activities used $47.3 million of cash, cash equivalents and restricted cash, resulting from our net loss of $58.3 million offset by cash provided by changes in our operating assets and liabilities of $1.2 million and non-cash charges of $9.8 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other liabilities of $1.0 million and a $0.5 million decrease in prepaids and other current assets, partially offset by a decrease in accounts payable. The non-cash charges primarily included $9.3 million of stock-based compensation expense and $0.6 million of depreciation and amortization expense.

During the six months ended June 30, 2020, operating activities used $43.5 million of cash, cash equivalents and restricted cash, resulting from our net loss of $54.8 million partially offset by cash provided by changes in our operating assets and liabilities of $4.2 million and non-cash charges of $7.2 million. The net changes in our operating assets and liabilities were primarily due to decreases in prepaid expenses and other current assets of $2.0 million due to ongoing preclinical, manufacturing, and clinical trial efforts and an increase in accrued expenses and other liabilities of $3.0 million, partially offset by a decrease in accounts payable of $0.9 million. The non-cash charges primarily included $6.7 million of stock-based compensation expense and $0.6 million of depreciation expense.

Investing Activities

Net cash used in investing activities was $1.3 million for the six months ended June 30, 2021 compared to $1.1 million for the six months ended June 30, 2020. The increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $15.4 million for the six months ended June 30, 2021 compared to $101.9 million for the six months ended June 30, 2020. The decrease in cash provided by financing activities was primarily due to the proceeds of $93.6 million raised from the February Follow-On Offering during the six months ended June 30, 2020.

Funding Requirements

Notwithstanding the impact of the evolving COVID-19 pandemic on our company and the global economy generally, we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing clinical trials and initiating additional clinical and preclinical studies for our current and future product candidates;

•	encounter delays or interruptions in our preclinical studies, clinical trials, or supply chain as a result of the COVID-19 pandemic;
•	seek to identify and develop or in-license or acquire additional product candidates and technologies;

•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	hire and retain additional personnel, such as clinical, medical, manufacturing, quality, commercial and scientific personnel;
•	expand our infrastructure, office space and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

We believe that our $226.4 million of existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021. There have been no significant changes to the table contained therein as of June 30, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 18, 2021, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

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

Interest Rate Risk

As of June 30, 2021, we had cash and cash equivalents of $226.4 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended June 30, 2021 and 2020, we recognized foreign currency transaction losses of $21 thousand and $33 thousand, respectively. During each of the six months ended June 30, 2021 and 2020, we recognized foreign currency transaction losses of $46 and $49, respectively These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2021, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $119.7 million and $73.0 million for the years ended December 31, 2020 and 2019, respectively, and $58.3 million for the six months ended June 30, 2021. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2021, we had cash and cash equivalents of $226.4 million. We believe that our existing cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients began to resume in the first half of 2021, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection has been delayed and additional delays could result from COVID-19-related interruptions, particularly as new variants of the virus are identified and continue to spread. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies that have been affected by COVID-19.

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

Additionally, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

These and other factors arising from the COVID-19 pandemic could worsen and further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the efficacy and safety of vaccines, including against emerging variants, the ability of third parties to manufacture and distribute vaccines and the public’s willingness to receive such vaccines, and new information that may emerge concerning mutations of the coronavirus that causes COVID-19, among others.

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our transition to Target Concentration Intervention, or TCI, conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of the date of this Quarterly Report we have only dosed seven patients using our plato platform, which we plan to utilize for the majority of patients in our ongoing FAB-GT clinical trial for AVR-RD-01 and all patients in the Guard1 clinical trial of AVR-RD-02. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of lentiviral gene therapy.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Additionally, any early access to the Company’s investigational therapies, such as through expanded or Right to Try access, may lead to discovery of undesirable side effects that could have adverse effects on the development programs for current and future product candidates. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. If additional clinical or long-term follow-up experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked or limited.

There have been several significant adverse side effects in gene therapy treatments in the past, including multiple reported cases of leukemia, myelodysplastic syndrome and death seen in other clinical trials. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional oncogenesis by the vectors, leading to malignant transformation of transduced cells. As more patients are dosed with ex vivo lentiviral gene therapies and higher VCNs are achieved, it is expected that rare cases of insertional oncogenesis may occur. In addition, dominant clonal expansion due to vector integration has been observed in third-party ex vivo lentiviral gene therapy clinical trials, including one case of thalassemia and two cases of cerebral adrenoleukodystrophy. Although to date there have been no reports of malignant transformation in these patients, these cases and any similar cases will require further monitoring and follow-up. While our lentiviral gene therapy approach is designed to avoid immunogenicity against the vector after administration, there can be no assurance that patients would not create antibodies that may impair treatment. In addition, although we are investigating a plan to potentially implement molecular cytogenetic screening, there can be no assurance that we will successfully implement such screening procedures in a timely manner or at all, or that, if implemented, they will enhance the safety profile of our gene therapy product candidates. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

As a result of the Fabrazyme full approval, together with the FDA’s feedback on our original proposed trial design, we intend to pursue full approval for AVR-RD-01 based on the same surrogate endpoint that served as the basis for Fabrazyme’s full approval. Although we expect to engage with the FDA in the second half of 2021 to discuss and obtain feedback on a revised regulatory approach, our planned regulatory pathway for AVR-RD-01 is subject to numerous risks, including the following:

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

•

Even if we obtain alignment with the FDA on our proposed regulatory pathway, without undertaking the special protocol assessment process to obtain FDA agreement on the details of the trial design, including the measurement methodology, number of trial participants and study duration, there is a risk that the FDA may disagree with the final details of our trial design. In addition, although we would propose to the FDA that the registration trial would enroll a number of patients comparable to other orphan disease gene therapy trials, the FDA could require us to enroll more patients than we expect. We have previously encountered delays in patient enrollment and recruitment, and any similar delays in the future could affect our ability to successfully complete a registration trial. Furthermore, the FDA will need to review additional CMC data before we can begin our proposed registration trial.

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

Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies, including our proposed registration trial of AVR-RD-01, will be conducted as planned or completed on schedule, if at all. Even if we are able to complete a registration trial for AVR-RD-01 and receive marketing approval, such approval may be for indications or patient populations that are not as broad as intended or desired, which could limit the potential commercial viability of the approved product. Any inability to successfully conduct our proposed registration trial of AVR-RD-01 using a kidney biopsy surrogate endpoint or other inability to successfully complete our clinical development of AVR-RD-01 could result in additional costs to us and impair our ability to generate revenues.

We have never completed a pivotal or registration clinical trial, and may be unable to do so for any product candidates we may develop.

We are at an early stage of development for all of our product candidates. As of the date of this Quarterly Report, we have dosed only 18 patients across four ongoing clinical trials. These ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registration trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

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

Any of these third parties may terminate their engagements with us or renegotiate the terms of our agreements at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our preclinical and clinical studies are conducted in accordance with the study plan, protocols and regulatory requirements.

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

We focus our research and product development on treatments for serious lysosomal disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, patients may become increasingly difficult to identify and access, and any approval we receive from regulatory agencies may be for a narrower indication and smaller patient population than anticipated, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies. If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the executive order directs the

FDA to continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition. Additionally the executive order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation.  Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.   Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards of $214.0 million and $201.6 million, respectively, and federal and state research and development tax credit carryforwards of approximately $3.7 million and $0.7 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2038 (other than federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration and generally may not be carried back to prior taxable years except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years). These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced ownership changes in the past. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurred or occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations. For taxable years beginning after December 31, 2020, deductions for federal net operating losses arising in taxable years beginning after December 31, 2017 may only offset 80% of taxable income.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through July 30, 2021, the trading price of our common stock has ranged from $7.16 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of July 30, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 40% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

If we experience material weaknesses or deficiencies in the future, or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 30, 2021, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

10.1#

Amendment to Employment Agreement, by and between the Registrant and Geoff MacKay, dated April 5, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2021 and incorporated herein by reference).

10.2#

Amendment to Employment Agreement, by and between the Registrant and Erik Ostrowski, dated April 5, 2021 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2021 and incorporated herein by reference).

10.3#

Amendment to Employment Agreement, by and between the Registrant and Steven Avruch, dated April 5, 2021 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on May 13, 2021 and incorporated herein by reference).

10.4#

Amendment to Employment Agreement, by and between the Registrant and Diana Escolar, MD, dated April 5, 2021 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on May 13, 2021 and incorporated herein by reference).

10.5#

Amendment to Employment Agreement, by and between the Registrant and Chris Mason, dated April 5, 2021 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on May 13, 2021 and incorporated herein by reference).

10.6#

Amendment to Employment Agreement, by and between the Registrant and Deanna Petersen, dated April 5, 2021 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on May 13, 2021 and incorporated herein by reference).

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

AVROBIO, INC.

Date: August 5, 2021	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: August 5, 2021	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer