Form 10-Q
period 2021-09-30
AVROBIO, Inc.
filed 2021-11-04
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 43,652,470 shares of common stock, $0.0001 par value per share, outstanding.

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

•

Our term loan agreement contains restrictions that potentially limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect.

•

Business interruptions resulting from the ongoing coronavirus disease (COVID-19) pandemic or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

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

•	our financial performance;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	developments and projections relating to our competitors and our industry, including other lentiviral-based gene therapy companies;
•	our expectations related to the use of our cash reserves;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to comply with the terms of our term loan agreement;

•	our ability to avoid any findings of material weaknesses or significant deficiencies in the future;
•	the impact of laws and regulations, including without limitation recently enacted tax reform legislation;
•	our expectations regarding the time during which we are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Note Regarding Trademarks

All brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report to the “Company,” “we,” “us,” and “our” refer to AVROBIO, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$201,369	$259,682
Prepaid expenses and other current assets	10,289	7,560
Total current assets	211,658	267,242
Property and equipment, net	4,219	3,064
Restricted cash	492	492
Other assets	84	436
Total assets	$216,453	$271,234
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,966	$2,682
Accrued expenses and other current liabilities	19,562	13,693
Deferred rent	266	239
Total current liabilities	22,794	16,614
Deferred rent, net of current portion	90	276
Total liabilities	22,884	16,890
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 43,632 and 41,569 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	548,880	518,756
Accumulated deficit	(355,315)	(264,416)
Total stockholders’ equity	193,569	254,344
Total liabilities and stockholders’ equity	$216,453	$271,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$23,043	$28,509	$64,114	$67,649
General and administrative	9,577	8,209	26,765	24,515
Total operating expenses	32,620	36,718	90,879	92,164
Loss from operations	(32,620)	(36,718)	(90,879)	(92,164)
Other (expense) income:
Interest income	2	12	21	706
Other income (expense)	5	(74)	(41)	(123)
Total other (expense) income, net	7	(62)	(20)	583
Net loss	$(32,613)	$(36,780)	$(90,899)	$(91,581)
Comprehensive loss	$(32,613)	$(36,780)	$(90,899)	$(91,581)
Net loss per share — basic and diluted	$(0.75)	$(1.01)	$(2.13)	$(2.59)
Weighted-average number of common shares outstanding — basic and diluted	43,623	36,444	42,588	35,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2020
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2020	36,432	$4	$439,288	$(199,505)	$239,787
Stock-based compensation expense	—	—	4,805	—	4,805
Exercise of stock options	7	—	60	—	60
Vesting of restricted stock awards and units	10	—	—	—	—
Net loss	—	—	—	(36,780)	(36,780)
Balance as of September 30, 2020	36,449	$4	$444,153	$(236,285)	$207,872

	Nine Months Ended September 30, 2020
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2019	31,643	$3	$330,714	$(144,704)	$186,013
Stock-based compensation expense	—	—	11,526	—	11,526
Exercise of stock options	39	—	156	—	156
Vesting of restricted stock awards and units	31	—	—	—	—
Issuance of common stock upon public offering, net of offering costs of $419	4,350	1	93,627	—	93,628
Issuance of common stock under ATM facility, net of offering costs of $67	384	—	8,130	—	8,130
Issuance of common stock under the 2018 employee stock purchase plan	2	—	—	—	—
Net loss	—	—	—	(91,581)	(91,581)
Balance as of September 30, 2020	36,449	$4	$444,153	$(236,285)	$207,872

	Three Months Ended September 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2021	43,623	$4	$543,690	$(322,702)	$220,992
Stock-based compensation expense	—	—	5,168	—	5,168
Exercise of stock options	9	—	22	—	22
Net loss				(32,613)	(32,613)
Balance as of September 30, 2021	43,632	$4	$548,880	$(355,315)	$193,569

	Nine Months Ended September 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344
Stock-based compensation expense	—	—	14,494	—	14,494
Exercise of stock options	206	—	872	—	872
Issuance of common stock under ATM facility, net of offering costs of $67	1,829	—	14,550	—	14,550
Issuance of common stock under the 2018 employee stock purchase plan	28	—	208	—	208
Net loss	—	—	—	(90,899)	(90,899)
Balance as of September 30, 2021	43,632	$4	$548,880	$(355,315)	$193,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(90,899)	$(91,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	963	898
Stock-based compensation expense	14,494	11,526
Deferred rent expense	(159)	(151)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,729)	(782)
Other assets	352	160
Accounts payable	284	(1,263)
Accrued expenses and other current liabilities	5,566	12,878
Net cash used in operating activities	(72,128)	(68,315)
Cash flows from investing activities:
Purchases of property and equipment	(1,611)	(1,096)
Net cash used in investing activities	(1,611)	(1,096)
Cash flows from financing activities:
Proceeds from exercise of stock options	872	156
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	—	93,628
Proceeds from issuance of common shares under ATM facility, net of offering costs paid	14,550	8,130
Payment of offering costs	(204)	—
Proceeds from issuance of ESPP shares	208	—
Net cash provided by financing activities	15,426	101,914
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,313)	32,503
Cash, cash equivalents and restricted cash at beginning of period	260,174	187,535
Cash, cash equivalents and restricted cash at end of period	$201,861	$220,038
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$507	$—
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$201,369	$219,546
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$201,861	$220,038

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

The Company is subject to risks and uncertainties common to clinical-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, developing and scaling a clinical and commercial supply chain, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

The Company has incurred recurring losses since its inception, including net losses of $90,899 and $91,581 for the nine months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $355,315. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of September 30, 2021 of $201,369 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the results of its operations for the three and nine months ended September 30, 2021 and 2020, its statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its statement of cash flows for the nine months ended September 30, 2021 and 2020.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 18, 2021.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2021, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” or ASU 2019-11. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in both ASU 2016-13 and ASU 2019-11 are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, 2016-13 and ASU 2019-11 are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating ASU 2016-13 and ASU 2019-11 and their impact on its consolidated financial statements and financial statement disclosures.

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

For the three months ended September 30, 2021 and 2020, the Company incurred $1.0 million and $0, respectively, related to the CRFA. For the nine months ended September 30, 2021 and 2020, the Company incurred $1.8 million and $0, respectively, related to the CRFA.

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

For the three months ended September 30, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $102 and $65, respectively, which consists of reimbursable funded study trial costs. For the nine months ended September 30, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $175 and $174, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three or nine months ended September 30, 2021 and 2020.

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

For the three months ended September 30, 2021 and 2020, the Company did not record research and development expense related to this agreement with UHN. For the nine months ended September 30, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $39 and $38, respectively, which consists of license maintenance fees. No milestone fees were incurred related to this agreement in the three and nine months ended September 30, 2021 and 2020.

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

The Company has recognized no expenses related to the license for the three and nine months ended September 30, 2021 and 2020.

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

The Company has recognized no expenses related to this agreement for the three and nine months ended September 30, 2021 and 2020.

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

The Company has recognized no expenses related to this agreement for the three and nine months ended September 30, 2021 and 2020.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$200,433	$—	$—	$200,433
	$200,433	$—	$—	$200,433

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$44,416	$—	$—	$44,416
	$44,416	$—	$—	$44,416

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the nine months ended September 30, 2021, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Tax incentive refund	$2,662	$2,558
Prepaid research and development expenses	4,560	3,145
Prepaid insurance	1,839	973
Prepaid compensation benefits	706	609
Other current assets	522	275
	$10,289	$7,560

Property and equipment, net

Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Laboratory and office equipment	$5,869	$3,965
Leasehold improvements	1,586	1,377
Computer equipment	149	143
	7,604	5,485
Less: Accumulated depreciation and amortization	(3,385)	(2,421)
Property and equipment, net	$4,219	$3,064

Depreciation and amortization expense was $374 and $301, respectively, for the three months ended September 30, 2021 and 2020. Depreciation and amortization expense was $963 and $898 , respectively, for the nine months ended September 30, 2021 and 2020.

Restricted Cash

As of September 30, 2021 and December 31, 2020, the Company had restricted cash of $492, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Compensation and benefit costs	$6,225	$6,402
Research and development expenses	11,233	5,847
Consulting and professional fees	889	1,096
Other liabilities	1,215	348
	$19,562	$13,693

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

6. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2021 and 2020 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2021 and December 31, 2020, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

7. Stockholders’ Equity

Common Stock

As of September 30, 2021 and December 31, 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of September 30, 2021 and December 31, 2020, no undesignated preferred stock was outstanding.

As of September 30, 2021, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of September 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2021	December 31, 2020
Shares reserved for exercise of outstanding stock options	7,999,382	5,559,545
Shares reserved for vesting of restricted stock units	709,025	1,198
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	2,147,631	3,877,478
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,151,010	762,900
Shares reserved for issuance under the 2019 Inducement Plan	414,280	365,050
Shares reserved for issuance under the 2020 Inducement Plan	1,637,000	1,700,000
Total shares of authorized common stock reserved for future issuance	14,058,328	12,266,171

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stock-based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Nine Months Ended September 30,
	2021	2020
Expected option life (years)	6.07	6.00
Risk-free interest rate	0.76%	0.84%
Expected volatility	81.25%	75.85%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,559,545	$14.97	7.65	$13,511
Granted	3,916,982	$13.25
Exercised	(205,972)	$4.23
Cancelled or forfeited	(1,271,173)	$16.44
Outstanding as of September 30, 2021	7,999,382	$14.20	8.05	$2,634
Exercisable as of September 30, 2021	2,812,685	$13.45	6.17	$2,593

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $1,760 and $595, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2021 and 2020 was $9.12 and $12.98, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2020	1,198	$15.65
Granted	771,600	$9.63
Vested	(431)	$15.65
Forfeited, cancelled or expired	(63,342)	$9.63
Issued and unvested as of September 30, 2021	709,025	$9.64

The total fair value of restricted stock units vested during the nine months ended September 30, 2021 and 2020 was $7 thousand and $44 thousand, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,965	$2,686	$5,989	$6,095
General and administrative	3,204	2,119	8,505	5,431
Total stock-based compensation expense	$5,169	$4,805	$14,494	$11,526

As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $52,327, which is expected to be recognized over a weighted-average period of 2.91 years.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	7,999,382	5,658,890
Restricted stock units	709,025	1,342

10. Related Party Transactions

UHN

For the three months ended September 30, 2021 and 2020, the Company recognized $102 and $65, respectively, of research and development expense related to the license agreements with UHN. For the nine months ended September 30, 2021 and 2020, the Company recognized $215 and $212, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended September 30, 2021 and 2020, the Company recorded expenses of $228 and $355, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors. For the nine months ended September 30, 2021 and 2020, the Company recorded expenses of $1,278 and $1,081, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors

11. Subsequent Events

On November 2, 2021 (the “Closing Date”), the Company entered into a term loan facility for up to $65.0 million (the “Term Loan”) with the lenders party thereto and Silicon Valley Bank (“SVB”) as administrative agent and collateral agent. The Company expects to use the proceeds from the Term Loan for working capital or to fund its general business purpose.

The Term Loan is governed by a loan and security agreement, dated November 2, 2021 (the “Loan and Security Agreement”).  The Term Loan Agreement provides for (i) on the Closing Date, $30.0 million aggregate principal amount of term loans available through October 31, 2023; (ii) an additional $10.0 million term loan facility available through October 31, 2023 upon the achievement of certain regulatory milestones prior to the time of draw; (iii) an additional $10.0 million term loan facility available through October 31, 2023 upon the achievement of certain regulatory and/or clinical milestones prior to the time of draw; and (iv) an

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

additional discretionary $15.0 million term loan facility available upon the Company’s request and approval by SVB and the lenders. The Company drew $15.0 million in term loans on the Closing Date.

The Term Loan will mature on October 1, 2026. Each advance under the Term Loan accrues interest at a floating rate per annum equal to the greater of (i) 8.10% and (ii) the Prime Rate plus 4.85%. The Term Loan payments are interest only from the Closing Date through November 1, 2024, after which the Company is required to pay equal monthly installments of principal and accrued interest through October 1, 2026.  The Term Loans may be prepaid in full through November 2, 2022 with payment of a 1.50% prepayment premium, after which they may be prepaid in full through November 2, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 9.00% of the amount of Terms Loans advanced by the lenders will be due upon prepayment or repayment of the Term Loans in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by our subsequent filings with the SEC.

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

AVR-RD-01 is currently being evaluated for the treatment of Fabry disease in an investigator-sponsored Phase 1 clinical trial and a Company-sponsored Phase 2 clinical trial. Five patients have been dosed in the investigator-sponsored Phase 1 clinical trial of AVR-RD-01, and enrollment is complete. Nine patients have been dosed in our Company-sponsored Phase 2 clinical trial of AVR-RD-01, which we refer to as the FAB-GT clinical trial, and we are actively recruiting additional potential patients for our currently active sites. We recently amended the FAB-GT clinical trial protocol in the United States to include female participants, eliminate the antibody-status exclusion and collect additional CNS and cardiovascular data, and we plan to submit such amendment in other jurisdictions where we have active clinical sites. In September 2021 we received feedback from the Food and Drug Administration, or FDA, on chemistry, manufacturing and controls, or CMC, requirements for our planned registration trial of AVR-RD-01. Additionally, we plan to engage the FDA in the first quarter of 2022 to obtain feedback on our revised clinical trial design. We are currently aiming to initiate a registration trial in mid-2022, subject to implementing certain modifications to our CMC plans and subject to feedback from the FDA on our proposed trial design.

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 investigator-sponsored clinical trial, and three patients have been dosed. Subject to regulatory clearance we are planning to initiate a Company-sponsored clinical trial of AVR-RD-04 in the second half of 2022.

Two patients have been dosed in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 1, which we refer to as the Guard1 clinical trial, and we are actively recruiting additional potential patients for our currently active sites.

AVR-RD-06 is our program for the treatment of Gaucher disease type 3, for which we are planning to initiate a potential registration trial in the second half of 2022, subject to regulatory clearance.

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

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through September 30, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market,” or ATM, facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $90.9 million and $91.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $355.3 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We have expanded the number of programs in our pipeline to a total of six investigational gene therapies, three of which are currently in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our ATM facility, as well as proceeds from our recently announced Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of September 30, 2021, we had cash and cash equivalents of $201.4 million. We believe that our existing cash and cash equivalents as of September 30, 2021, together with the $15.0 million drawn at close from our Term Loan Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

Other Updates

In October 2021, we reported new interim safety data from our FAB-GT clinical trial of AVR-RD-01 for the treatment of Fabry disease and our Guard1 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 1 at the virtual 28th Annual Congress of the European Society of Gene & Cell Therapy. In addition, we debuted our new approach to safety monitoring involving high-resolution molecular biology follow-up that is designed to enable the collection and monitoring of integration sites for individual cell types and at different stages of cell maturation.

We recently announced the appointment of Essra Ridha, M.D., MRCP, FFPM, as the Company’s new Chief Medical Officer. Dr. Ridha’s employment with us commenced in October 2021.

In October 2021, the FDA granted rare pediatric disease designation (RPDD) for AVR-RD-05 for the treatment of Hunter syndrome. Under this program, if AVR-RD-05 is approved by the FDA then the Company may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product candidate.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fabry	$3,356	$2,375	$9,143	$8,416
Gaucher	1,409	2,177	5,887	5,775
Pompe	1,705	1,757	2,413	4,499
Cystinosis	2,243	319	3,270	1,208
Hunter	1,520	8,000	1,872	8,000
Other research activities	—	569	116	4,728
Unallocated research and development expenses	12,810	13,312	41,413	35,023
Total research and development expenses	$23,043	$28,509	$64,114	$67,649

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

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	the impact of the ongoing COVID-19 pandemic on our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety profile with IND-enabling studies;
•	successful patient enrollment in, and the design, initiation and completion of, clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing and maintaining clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$23,043	$28,509	$(5,466)
General and administrative	9,577	8,209	1,368
Total operating expenses	32,620	36,718	(4,098)
Loss from operations	(32,620)	(36,718)	4,098
Other (expense) income:
Interest income	2	12	(10)
Other expense	5	(74)	79
Total other (expense) income, net	7	(62)	69
Net loss	$(32,613)	$(36,780)	$4,167

Research and Development Expenses

Research and development expenses decreased by approximately $5.5 million to $23.0 million for the three months ended September 30, 2021, from $28.5 million for the three months ended September 30, 2020. This decrease was driven by the $8.0 million upfront license fee paid for the Hunter program during the three months ended September 30, 2020, offset by a $2.5 million increase in program development activities related to the advancement of our pipeline programs during the three months ended September 30, 2021. The $2.5 million increase in program development activities included a $0.4 million increase in personnel-related costs, a $1.8 million increase in clinical costs, and a $3.8 million increase in manufacturing costs. These increases were offset by a $2.9 million decrease in preclinical costs and a $0.7 million decrease in non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the three months ended September 30, 2021, compared to $8.2 million for the three months ended September 30, 2020. The increase of $1.4 million was attributable to an increase of

$0.8 million in personnel-related costs and a $1.1 million increase in non-cash stock-based compensation, offset in part by a decrease in other expenses, primarily related to facilities costs, professional fees and legal fees, of $0.5 million.

Other (Expense) Income, Net

Other (expense), net, was less than $0.1 million for the three months ended September 30, 2021 and 2020, and primarily consisted of interest income and foreign currency gains recognized during the period.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$64,114	$67,649	$(3,535)
General and administrative	26,765	24,515	2,250
Total operating expenses	90,879	92,164	(1,285)
Loss from operations	(90,879)	(92,164)	1,285
Other (expense) income:
Interest income	21	706	(685)
Other expenses	(41)	(123)	82
Total other (expense) income, net	(20)	583	(603)
Net loss	$(90,899)	$(91,581)	$682

Research and Development Expenses

Research and development expenses decreased by approximately $3.5 million to $64.1 million for the nine months ended September 30, 2021, from $67.6 million for the nine months ended September 30, 2020. This decrease was driven by the $8.0 million upfront license fee we paid for our Hunter program during the nine months ended September 30, 2020, offset by a $4.5 million increase in program development activities related to the advancement of our pipeline programs during the nine months ended September 30, 2021. The $4.5 million increase in program development activities included a $6.1 million increase in personnel-related costs, a $3.7 million increase in clinical costs, and a $2.5 million increase in manufacturing costs. These increases were partially offset by a $7.6 million decrease in preclinical costs.

General and Administrative Expenses

General and administrative expenses were $26.8 million for the nine months ended September 30, 2021, compared to $24.5 million for the nine months ended September 30, 2020. The increase of $2.3 million was attributable to an increase of $1.8 million in personnel-related costs and a $3.1 million increase in non-cash stock-based compensation, offset in part by a decrease of $1.3 million in consulting costs and a decrease in other expenses, primarily related to facilities costs, professional fees and legal fees, of $1.3 million.

Other (Expense) Income, Net

Other (expense), net, was less than $0.1 million for the nine months ended September 30, 2021, and primarily consisted of foreign currency losses recognized during the period .

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM facility. Through September 30, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our ATM facility.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of September 30, 2021, approximately $26.5 million of common stock remained available for future issuance under the ATM facility.

On November 2, 2021, or the Closing Date, we entered into the Term Loan Agreement. The Term Loan Agreement provides for (i) on the Closing Date, $30.0 million aggregate principal amount of term loans available through October 31, 2023; (ii) an additional $10.0 million term loan facility available through October 31, 2023 upon the achievement of certain regulatory milestones prior to the time of draw; (iii) an additional $10.0 million term loan facility available through October 31, 2023 upon the achievement of certain regulatory or clinical milestones prior to the time of draw; and (iv) an additional discretionary $15.0 million term loan facility available upon our request and approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $15.0 million in term loans on the Closing Date. The loan repayment schedule provides for interest only payments until November 1, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on October 1, 2026.

As of September 30, 2021, we had cash and cash equivalents of $201.4 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of September 30, 2021, together with the $15.0 million drawn at the closing of the Term Loan Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(72,128)	$(68,315)
Net cash used in investing activities	(1,611)	(1,096)
Net cash provided by financing activities	15,426	101,914
Net (decrease) increase in cash and cash equivalents	$(58,313)	$32,503

Operating Activities

During the nine months ended September 30, 2021, operating activities used $72.1 million of cash, cash equivalents and restricted cash, resulting from our net loss of $90.9 million offset by cash provided by changes in our operating assets and liabilities of $3.5 million and non-cash charges of $15.3 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other liabilities of $5.6 million, offset by a $2.7 million increase in prepaids and other current assets. The non-cash charges primarily included $14.5 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense.

During the nine months ended September 30, 2020, operating activities used $68.3 million of cash, cash equivalents and restricted cash, resulting from our net loss of $91.6 million partially offset by cash provided by changes in our operating assets and liabilities of $11.0 million and non-cash charges of $12.3 million. The net changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and other liabilities of $12.9 million due to ongoing preclinical, manufacturing, and clinical trial efforts, a decrease in other assets of $0.2 million, offset by a $0.8 million increase in prepaids and other current assets and a decrease of $1.3 million in accounts payable. The non-cash charges primarily included $11.5 million of stock-based compensation expense and $0.9 million of depreciation and amortization expense.

Investing Activities

Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2021 compared to $1.1 million for the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $15.4 million for the nine months ended September 30, 2021 compared to $101.9 million for the nine months ended September 30, 2020. The decrease in cash provided by financing activities was primarily due to the proceeds of $93.6 million raised from the February Follow-On Offering during the nine months ended September 30, 2020.

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

We believe that our $201.4 million of existing cash and cash equivalents as of September 30, 2021, together with the $15.0 million drawn on the closing of the Term Loan Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 18, 2021. There have been no significant changes to the table contained therein as of September 30, 2021.

On November 2, 2021, we entered into the Term Loan Agreement for up to $65.0 million.  See “—Liquidity and Capital Resources.”

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 18, 2021, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

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

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents of $201.4 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended September 30, 2021 and 2020, we recognized foreign currency transaction losses of $5 thousand and $74 thousand, respectively. During each of the nine months ended September 30, 2021 and 2020, we recognized foreign currency transaction losses of $41 thousand and $123 thousand, respectively These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2021, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $119.7 million and $73.0 million for the years ended December 31, 2020 and 2019, respectively, and $90.9 million for the nine months ended September 30, 2021. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. In addition, in November 2021 we entered into the Term Loan Agreement. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing clinical trials, particularly if and as we commence and continue clinical-stage activities for our product candidates;

•	initiate additional clinical trials and preclinical studies for our current and future product candidates;
•	experience delays or interruptions in preclinical studies, clinical trials, or our supply chain due to the ongoing COVID-19 pandemic;
•	seek to identify and develop or in-license additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	continue our implementation of our plato platform as we seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	hire and retain additional personnel, such as clinical, quality control, commercial and scientific personnel;
•	expand our office space, infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

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

As of September 30, 2021, we had cash and cash equivalents of $201.4 million. We believe that our existing cash and cash equivalents as of September 30, 2021, together with the $15.0 million drawn at the closing of our Term Loan Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Our Term Loan Agreement contains restrictions that potentially limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect.

On November 2, 2021, we entered into the Term Loan Agreement, which provides for term loans of up to $65.0 million in the aggregate available in three tranches. The Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur or assume certain debt;
•	merge or consolidate or acquire all or substantially all of the capital stock or property of another entity;
•	change the nature of our business;
•	change our organizational structure or type;
•	license, transfer, or dispose of certain assets;
•	grant certain types of liens on our assets;
•	make certain investments;
•	pay cash dividends; and
•	enter into material transactions with affiliates.

A breach of any of these covenants could result in an event of default under the Term Loan Agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations, or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the Term Loan Agreement. In the case of a continuing event of default under the Term Loan Agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the Lenders a security interest under the Term Loan Agreement, or otherwise exercise the rights of a secured creditor. Amounts outstanding under the Term Loan Agreement are secured by all of our existing and future assets, excluding intellectual property, which is subject to a negative pledge arrangement.

At closing, we drew $15.0 million of the $30.0 million available to us as part of the first tranche. The Term Loan Agreement also gives us the ability to access up to an additional $35.0 million, of which $20.0 million may be drawn in two additional tranches subject to the achievement of certain regulatory and clinical milestones and of which $15.0 million may be drawn in an additional tranche with the approval of the Agent and the Lenders. If we are unable to satisfy these or other required conditions, or if the Agent and Lenders do not consent, as applicable, we would not be able to draw down the remaining tranches of financing and may not be able to obtain alternative financing on commercially reasonable terms or at all, which could adversely impact our business.

We may not have enough available cash to repay or refinance our indebtedness at the time any such repayment is required. In such an event, we may be required to delay, limit, reduce, or terminate our preclinical and clinical product development or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition, and results of operations could be materially adversely affected as a result.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The ongoing COVID-19 pandemic has continued to disrupt normal business operations both in and outside of affected areas and has had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and applicable government recommendations and have continued our work-from-home policy for most employees, excluding our laboratory staff and a limited number of non-laboratory employees. Notwithstanding these measures, the evolving COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people.

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the ongoing COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients began to resume in the first half of 2021, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection has been delayed and additional delays could result from COVID-19-related interruptions, particularly as new variants of the virus are identified and continue to spread. We are currently conducting clinical trials for our product candidates in the United States, Canada and Australia, and plan to expand to other geographies that have been affected by COVID-19.

Additional factors from the ongoing COVID-19 pandemic that have delayed and may continue to delay or otherwise adversely affect enrollment in or the progress of the clinical trials of our product candidates, as well as our business generally, include:

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

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

These and other factors arising from the ongoing COVID-19 pandemic could worsen and further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which the ongoing COVID-19 pandemic impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, the efficacy and safety of vaccines, including against emerging variants, the ability of third parties to manufacture and distribute vaccines and the public’s willingness to receive such vaccines, and new information that may emerge concerning mutations of the coronavirus that causes COVID-19, among others.

Our lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our transition to Target Concentration Intervention, or TCI, conditioning using busulfan for our single-agent conditioning regimen, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of the date of this Quarterly Report we have only dosed eight patients using our plato platform, which we plan to utilize for the majority of patients in our ongoing FAB-GT clinical trial for AVR-RD-01 and all patients in the Guard1 clinical trial of AVR-RD-02. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of lentiviral gene therapy.

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, Canada, Europe, Japan or other major markets or how long it will take to commercialize our product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including multiple reported cases of leukemia, myelodysplastic syndrome and death seen in other clinical trials. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional oncogenesis by the vectors, leading to malignant transformation of transduced cells. As more patients are dosed with ex vivo lentiviral gene therapies and higher VCNs are achieved, it is expected that very rare cases of insertional oncogenesis may occur. In addition, persistent dominant clonal expansion due to vector integration has been observed in third-party ex vivo lentiviral gene therapy clinical trials, including one case of thalassemia and three cases of cerebral adrenoleukodystrophy, or C-ALD. Each of the C-ALD patients developed persistent dominant clonal expansions within a year of gene therapy infusion, and two patients were subsequently diagnosed with myelodysplastic syndrome with single lineage dysplasia. While our lentiviral gene therapy approach is designed to avoid immunogenicity against the drug product after administration, there can be no assurance that patients would not create antibodies that may impair treatment. In addition, although we are investigating a plan to potentially implement molecular cytogenetic screening, there can be no assurance that we will successfully implement such screening procedures in a timely manner or at all, or that, if implemented, they will enhance the safety profile of our gene therapy product candidates. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

In September 2021 we received feedback from the FDA on CMC requirements for our planned registration trial, and we expect to engage with the FDA in the first quarter of 2022 to discuss and obtain feedback on our revised clinical trial design. We are currently aiming to initiate a registration trial in mid-2022, subject to implementing certain modifications to our CMC plans and subject to feedback from the FDA on the proposed trial design. However, our planned regulatory pathway is subject to numerous risks, including the following:

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

•

The timing of our new proposed regulatory pathway is uncertain. Although we intend to engage with the FDA in the first quarter of 2022 to discuss our proposed trial design, we have not yet requested such meeting and there can be no assurances that the FDA will be available to meet with us in a timely manner, particularly given the agency’s workload during the ongoing COVID-19 pandemic. Additionally, we will need to make certain modifications to our CMC plans in response to the feedback we received from the FDA in September 2021, and we expect to discuss these modifications at our planned FDA meeting in the first quarter of 2022. Although we believe that we’ll be able to successfully implement any required CMC modifications without material delay on the expected timing of our clinical trial initiation, there can be no assurances that the FDA will agree with our proposed CMC plans or that we will be able to implement such plans in a timely manner. Even if we obtain alignment with the FDA on our proposed trial design and CMC readiness, we will need to submit a registration study protocol before we can commence a clinical trial, the timing of which will depend in part upon our interactions with the FDA. Our planned engagement with the FDA and submission of the protocol could be delayed, and as a result we may not be able to initiate a clinical trial in mid-2022, if at all. Furthermore, although the kidney biopsy endpoint in our FAB-GT trial has a 48-week follow-up period, even if the FDA agrees to a kidney biopsy surrogate endpoint in our proposed registration trial design, the FDA could require the follow-up period to be longer than 48-weeks, which would increase the length of the trial and delay any submission of a BLA.

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

We are at an early stage of development for all of our product candidates. As of the date of this Quarterly Report, we have dosed only 19 patients across four ongoing clinical trials. These ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registration trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate.

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

In addition, across our company-sponsored clinical trials we have dosed only one patient in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-01, AVR-RD-04, AVR-RD-02 or any other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. While we have received clearance from the FDA to commence clinical testing in the United States for AVR-RD-01 and AVR-RD-02, and the sponsor of the investigator-led clinical trial for AVR-RD-04 has received the same, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

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

Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approvals in the United States, Europe and certain other major markets, including Japan. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or other foreign regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with contract research organizations, or CROs, clinical study sites and physicians;
•	different standards for the conduct of clinical trials;
•	the absence in some countries of established groups with sufficient regulatory expertise for review of gene therapy protocols;
•	our inability to locate qualified local consultants, physicians and partners; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union can be reduced to nine years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with CGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and CGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and have never been inspected by the FDA before. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, or if the FDA is unable to conduct such an inspection due to the ongoing COVID-19 pandemic, the FDA may issue a complete response letter or defer action on our applications, and approval of the products may be delayed or may not be granted.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the ongoing COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

The patent positions of companies engaged in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Two cases involving diagnostic method claims and “gene patents” were decided this year by the Supreme Court of the United States, or Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, a case involving patent claims directed to a process of measuring a metabolic product in a patient to optimize a drug dosage for the patient. According to the Supreme Court, the addition of well-understood, routine or conventional activity such as “administering” or “determining” steps was not enough to transform an otherwise patent-ineligible natural phenomenon into patent-eligible subject matter. On July 3, 2012, the USPTO issued a guidance memo to patent examiners indicating that process claims directed to a law of nature, a natural phenomenon or a naturally occurring relation or correlation that do not include additional elements or steps that integrate the natural principle into the claimed invention such that the natural principle is practically applied and the claim amounts to significantly more than the natural principle itself should be rejected as directed to not patent-eligible subject matter. On June 13, 2013, the Supreme Court issued its decision in Association for Molecular Pathology v. Myriad Genetics, Inc., or Myriad, a case involving patent claims held by Myriad Genetics, Inc. relating to the breast cancer susceptibility genes BRCA1 and BRCA2. Myriad held that an isolated segment of naturally occurring DNA, such as the DNA constituting the BRCA1 and BRCA2 genes, is not patent-eligible subject matter, but that complementary DNA, which is an artificial construct that may be created from RNA transcripts of genes, may be patent-eligible. On March 4, 2014, the USPTO issued a guidance memorandum to patent examiners entitled 2014 Procedure For Subject Matter Eligibility Analysis Of Claims Reciting Or Involving Laws Of Nature/Natural Principles, Natural Phenomena, And/Or Natural Products. These guidelines instruct USPTO examiners on the ramifications of the Prometheus and Myriad rulings and apply the Myriad ruling to natural products and principles including all naturally occurring nucleic acids.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through October 29, 2021, the trading price of our common stock has ranged from $5.23 to $53.70. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

•	the ongoing COVID-19 pandemic;
•	adverse results or delays in ongoing or planned preclinical studies or clinical trials;
•	reports of adverse events in other gene therapy products or clinical studies of such products;
•	an inability to obtain additional funding;
•	failure by us to comply with the terms of our Term Loan Agreement;
•	failure by us to successfully develop and commercialize our product candidates;
•	failure by us to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	an inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	the introduction of new products, services or technologies by our competitors;
•	failure by us to meet or exceed financial projections we may provide to the public;
•	failure by us to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	the trading volume of our common stock.

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

Based on shares outstanding as of October 29, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 45% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and, once we are no longer an EGC or a “smaller reporting company,” we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially continue to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC or a “smaller reporting company,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years following the completion of our IPO and will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 29, 2021, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. For example, our Term Loan Agreement restricts our ability to pay certain kinds of dividends or to make certain kinds of distributions on account of our capital stock, and we may enter into agreements in the future with similar restrictions. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Section 22 of the Securities Act creates a concurrent jurisdiction for state and federal courts over all suits brought concerning a duty or liability created by the securities laws, rules and regulations thereunder. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Term Loan Agreement

On November 2, 2021, or the Closing Date, we entered into a Loan and Security Agreement, or the Term Loan Agreement, by and among the Company, the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. The Term Loan Agreement provides for (i) on the Closing Date, $30.0 million aggregate principal amount of term loans available through October 31, 2023; (ii) an additional $10.0 million term loan facility available through October 31, 2023 upon the achievement of certain regulatory milestones prior to the time of draw; (iii) an additional $10.0 million term loan facility available through October 31, 2023 upon the achievement of certain regulatory and/or clinical milestones prior to the time of draw; and (iv) an additional discretionary $15.0 million term loan facility available upon our request and approval by the Agent and the Lenders, or, collectively, the Term Loans. The Company drew $15.0 million in term loans on the Closing Date.

The obligations under the Term Loan Agreement are secured by a perfected security interest in all of the Company’s assets except for intellectual property pursuant to the terms of the Term Loan Agreement.

The interest rate applicable to the Term Loans is the greater of (a) the WSJ Prime Rate plus 4.85% or (b) 8.10% per annum. The Term Loans are interest only from the Closing Date through November 1, 2024, after which the Company is required to pay equal monthly installments of principal and accrued interest through October 1, 2026, the maturity date.

The Term Loans may be prepaid in full through November 2, 2022 with payment of a 1.50% prepayment premium, after which they may be prepaid in full through November 2, 2023 with payment of a 1.00% prepayment premium, after which they may be prepaid in full with no prepayment premium. An additional final payment of 9.00% of the amount of Terms Loans advanced by the Lenders will be due upon prepayment or repayment of the Term Loans in full.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

The Term Loan Agreement also includes customary events of default, including failure to pay principal, interest or certain other amounts when due, material inaccuracy of representations and warranties, violation of covenants, specified cross-default and cross-acceleration to other material indebtedness, certain bankruptcy and insolvency events, certain undischarged judgments, material invalidity of guarantees or grant of security interest, material adverse change, involuntary delisting from Nasdaq and change of control, in certain cases subject to certain thresholds and grace periods. If one or more events of default occurs and continues beyond any applicable cure period, the Agent may, with the consent of the Lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such Lenders, terminate the commitments of the Lenders to make further loans and declare all of the obligations of the Company under the Term Loan Agreement to be immediately due and payable.

The foregoing description of the Term Loan Agreement is not intended to be complete and is qualified in its entirety by reference to the Term Loan Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

3.3	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

10.1	Loan and Security Agreement, dated November 2, 2021, by and among the Registrant, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: November 4, 2021	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: November 4, 2021	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer