Form 10-K
period 2021-12-31
AVROBIO, Inc.
filed 2022-03-17
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $336,928,742 as of June 30, 2021 (based on a closing price of $8.89 share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 43,696,327 shares of Common Stock, $0.0001 par value per share, outstanding as of March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

AVROBIO, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

i

Summary Risk Factors

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

•

Our term loan agreement contains restrictions that potentially limit our flexibility in operating our business, and we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect. In addition, as a result of the deprioritization of our Fabry program, we can no longer draw $20.0 million of term loans that were contingent upon the achievement of certain milestones related to our development of AVR-RD-01 for Fabry disease.

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

•	Only one of our clinical trials utilizes our plato® platform.

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

•

We currently rely, and expect to continue to rely, on sole source suppliers for our automated, closed cell processing system; vector supply; plasmid supply; and cell culture media supply, and we plan to rely on a sole source supplier of drug product manufacturing. In addition, we are dependent on a limited number of suppliers for some of our other components and materials used in our product candidates.

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission (the “SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

Item 1. Business.

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $3.4 billion in worldwide net sales in 2021.

Our pipeline is currently comprised of five lentiviral-based gene therapy programs: AVR-RD-04 for the treatment of cystinosis; AVR-RD-02 for the treatment of Gaucher disease type 1; AVR-RD-05 for the treatment of Hunter syndrome; AVR-RD-06 for the treatment of Gaucher disease type 3; and AVR-RD-03 for the treatment of Pompe disease.

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 collaborator-sponsored clinical trial, and as of March 1, 2022 four patients have been dosed. In December 2021 we received feedback from the FDA following a Type C meeting. Pending the outcome of further planned FDA interactions this year, we expect to initiate a Company-sponsored trial in 2023 with initial sites in the United States, followed by sites in Europe and the United Kingdom. Our current plan involves a two-part strategy, beginning in a pre-renal transplant population followed by a post-renal transplant population.

Three patients have been dosed as of March 1, 2022 in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 1, which we refer to as the Guard1 clinical trial, and we are actively recruiting additional potential patients for our currently active sites. We currently plan to provide updated interim clinical trial data in 2022.

AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and a Phase 1/2 investigator-sponsored clinical trial is expected to be initiated in 2023. In October 2021, the FDA granted rare pediatric disease designation for AVR-RD-05 for the treatment of Hunter syndrome. Under this program, if AVR-RD-05 is approved by the FDA then the Company may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product candidate.

AVR-RD-06 is our preclinical program for the treatment of Gaucher disease type 3, and we expect to engage with regulatory authorities this year to discuss a path to the clinic, including a potential Phase 2/3 clinical trial.

Our AVR-RD-03 program for Pompe disease has completed planned preclinical development, and we are planning to engage with regulatory authorities this year to discuss a potential path to the clinic with the goal of initiating a clinical trial in 2023.

In January 2022 we announced the deprioritization of AVR-RD-01, our investigational gene therapy program for Fabry disease. This decision was made due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed patients in the Company’s Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease, which we refer to as the FAB-GT clinical trial. The emergence of such new data would have significantly extended the program’s development timeline. That development, coupled with an increasingly challenging market and regulatory environment for Fabry disease, were among the primary factors leading to the Company’s deprioritization of its Fabry program. As a result of the deprioritization, the Company has stopped enrollment of its Phase 2 FAB-GT clinical trial and will focus on its other pipeline programs.

Since its first clinical use in 2003, lentiviral-based gene therapy has been studied in several third parties’ clinical trials for rare diseases such as transfusion-dependent beta thalassemia, cerebral adrenoleukodystrophy, or CALD, metachromatic leukodystrophy, or MLD, and adenosine deaminase severe combined immunodeficiency, or ADA-SCID. Initially, the use of ex vivo lentiviral-based gene therapies was restricted primarily to the most severe diseases where the risks of the typical requirement for ablating the patients’ bone marrow had a clinically justifiable risk/benefit profile. To date, hundreds of patients have been treated with lentiviral-based gene therapies in third parties’ and our rare disease clinical trials, and we believe the technology can be developed for other serious conditions based on a rigorous risk/benefit assessment. The ablation procedure, also known as the conditioning regimen, is typically an essential step in the ex vivo gene therapy treatment procedure and is administered prior to the gene therapy. We have worked to optimize the conditioning regimen through utilization of a precision busulfan dosing program, which we refer to as Target Concentration Intervention, or TCI. TCI is designed to enable careful titrating of exposure to the conditioning drug to a specific area under the curve, or AuC. The conditioning regimen utilized as part of our plato platform includes TCI to assess how rapidly the individual patient metabolizes the conditioning agent so physicians can adjust the dose as needed, with a goal of minimizing side effects from conditioning while maximizing the potential of durable engraftment. In addition, we are evaluating the potential future use of alternative conditioning agents in lieu of the current busulfan TCI conditioning regimen. For example, we have entered into collaboration agreements with Jasper Therapeutics, Inc. and Magenta Therapeutics, Inc. and are currently evaluating the potential use of their respective monoclonal antibody conditioning agents. We are also evaluating the potential use of additional agents to tailor the conditioning regimen for certain disease indications. We believe our approach to conditioning has the potential to extend the reach of our gene therapies to a broad range of diseases as first-line therapies.

Plato is our gene therapy platform designed to provide the foundation for the potential worldwide commercialization of our gene therapies, if approved. It is an ex vivo gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning. Six patients in our FAB-GT clinical trial of AVR-RD-01, for which enrollment has been halted, and three patients in our Guard1 clinical trial of AVR-RD-02, have been dosed with drug product manufactured utilizing the plato platform, and we intend to utilize the plato platform with these process changes for all future patients enrolling in our Company-sponsored clinical trials. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, conditioning and other related processes are important steps towards advancing the field of lentiviral-based gene therapy and realizing its full potential to treat a number of diseases. We plan to continue leveraging advancements in stem cell transplantation with the goal of improving patient tolerability of our lentiviral-based gene therapies.

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

Our Expertise

We are led by biopharmaceutical experts with extensive experience in gene and cellular therapy, and rare diseases. Our team has broad expertise in the clinical, regulatory and commercialization aspects of rare diseases as well as process development and manufacturing for cellular therapies. Members of our management team have held senior positions at Axovant Sciences (now Sio Gene Therapies), Biogen, bluebird bio, Freeline Therapeutics, GlaxoSmithKline, Lonza, Novartis, Sanofi Genzyme, Shire, Spark Therapeutics, and other companies pursuing development, manufacturing and commercialization of gene, cellular and other therapies to treat rare diseases.

Our Strategy

Our goal is to develop and commercialize lentiviral-based gene therapies that free patients from a lifetime of genetic disease. Key elements of our strategy include:

•

Rapidly advance our pipeline targeting lysosomal disorders. We are initially targeting lysosomal disorders and are developing a pipeline of five gene therapies to treat cystinosis, Gaucher disease type 1, Hunter syndrome, Gaucher disease type 3 and Pompe disease. We intend to continue rapidly advancing these programs in parallel and to obtain clinical data that could potentially support regulatory filings around the world.

•

Continue implementing and enhancing our industry-leading plato platform with its personalized approach to conditioning, enhanced vector technology and automated, closed manufacturing processes. Our end-to-end plato platform is designed to provide the foundation for worldwide commercialization of our gene therapies, if approved. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, and other related processes are important steps towards advancing the field of lentiviral-based gene therapy and realizing its full potential to treat a number of diseases. Plato incorporates a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity. In combination with this vector, in some indications we use a number of proprietary peptide tag technologies to enhance uptake of therapeutic protein in key tissues. We have also developed a manufacturing process that we believe is both reproducible and scalable, and we believe this technology could enable us to deliver our gene therapies to patients, if approved, in quantities sufficient for global commercial supply. In addition, we believe our personalized approach to conditioning using busulfan with a precision dosing program called Target Concentration Intervention could enable us to deliver durable, ‘head-to-toe’ treatment of symptoms and early intervention in the treatment of lysosomal disorders. We intend to continue to leverage advancements in stem cell transplantation, including evaluating the potential use of monoclonal antibody conditioning.
•

Leverage our approach beyond our initial indications. We are initially developing gene therapies for the treatment of five different lysosomal disorders and believe that we will gain significant learnings and technical insights from these programs. We intend to leverage our technology and insights to treat a number of rare and non-rare diseases where we believe our lentiviral approach has transformative potential.

Our Approach

We develop gene therapies utilizing our ex vivo lentiviral-based approach to transform a patient’s own stem cells into a drug product. Our investigational gene therapies employ lentiviral vectors that are designed to result in stable integration of the desired genes in the chromosomes of stem cells such that they are permanently maintained in the cell and can be reproduced as the cell divides. We focus on delivering our lentiviral-based gene therapies to patient-derived hematopoietic stem cells, which are primitive stem cells that develop into all types of blood cells, including white blood cells, red blood cells and platelets. To accomplish this, we harvest a patient’s hematopoietic stem cells and modify them ex vivo to add the equivalent of a functional copy of the gene that is mutated in the target disease. We then infuse the genetically modified cells back into the patient. Our gene therapies are designed to be administered to the patient as a one-time therapy following a conditioning regimen.

We are focused on employing our approach to treat and potentially cure lysosomal disorders. These disorders have well-understood biologies, identified patient populations, established standards of care that leave many patients with significant unmet medical needs, and represent large markets with approximately $3.4 billion in worldwide net sales in 2021. We believe our ex vivo lentiviral-based gene therapy approach can be industrialized into a robust, scalable and, if approved, commercially viable process that will allow us to deliver our potentially curative therapies to patients across the world.

Potential Advantages of Ex-Vivo Lentiviral-Based Gene Therapy Approach

We believe ex-vivo lentiviral-based gene therapy has the potential to provide numerous advantages, including:

•

Durable benefit. We believe lentiviral vectors have the potential to provide life-long benefits with a single dose. Lentiviral vectors can integrate stably into the genome of hematopoietic stem cells and, when these cells replicate, they pass the integrated genes on to their progeny cells. Across the industry, efficacy in patients treated with lentiviral gene therapies has been demonstrated for longer than 13 years.

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

•	Tolerability in clinical trials. To date, we have not seen any unexpected safety events in 21 patients across four clinical trials, with the longest follow-up more than 4.5 years to date.
•

Larger and varied payloads. In contrast to other viral vectors, lentiviral vectors have the capacity to carry larger gene sequences, which allow them to potentially address a large variety of indications.

Strategic Selection of Our Initial Indications

There are approximately 70 identified lysosomal disorders, which are characterized by an abnormal toxic build-up of substrates and their metabolites in the body’s cells. We are currently targeting cystinosis, Gaucher disease type 1, Hunter syndrome, Gaucher disease type 3 and Pompe disease. Each of these disorders affects a meaningful number of patients, has a suboptimal standard of care with unmet medical need and, we believe, is appropriate for lentiviral-based gene therapy. We believe our approach has the potential to address the shortcomings of existing therapies that, despite chronic dosing, cannot halt or reverse disease progression, restore normal lifespan or adequately address symptoms arising in both the peripheral tissues and the central nervous system.

Expanding the Utility of Lentiviral-Based Gene Therapy with Optimized Conditioning Regimens

A core part of our approach is to expand the use of lentiviral-based gene therapy to treat numerous lysosomal disorders. We believe conditioning is an essential step to optimize these treatments as it is designed to clear space in the patient’s bone marrow and central nervous system for cells carrying the therapeutic gene. This maximizes the potential for their long-term engraftment which may enhance durability of therapeutic effect. We believe enabling patient and physician choice of conditioning agents has the potential to be a substantial advance in the gene therapy field, and are evaluating the implementation of a tailored conditioning approach for certain disease indications.

We plan to continue using busulfan conditioning and intend to strive to optimize its tolerability profile. We have pioneered precision dosing of busulfan in gene therapy in a single treatment cycle, with the goal of enhancing the patient experience. A body of research has identified an optimal exposure range for busulfan (Bu-90). Our approach is to personalize conditioning to each patient using TCI, a precision dosing program. TCI is designed to allow for continually controlled exposure by assessing via simple blood draws how rapidly the individual patient metabolizes busulfan, to inform further administration. Use of busulfan in a conditioning regimen causes side effects and can transiently compromise the patient’s immune system, known as neutropenia, and reduce blood clotting, known as thrombocytopenia. The higher the level of conditioning, the greater the potential risk of more serious complications, such as veno-occlusive disease. However, we believe our approach to conditioning has the potential for reduced, predictable and manageable short- and long-term toxicities and maximized long-term engraftment.

In addition to our utilization of busulfan, we are committed to staying on the forefront of new conditioning approaches. For example, we are exploring the implementation of monoclonal antibody conditioning for certain indications and have entered into collaboration agreements with Magenta Therapeutics and Jasper Therapeutics. We believe our approach to conditioning has the potential to extend the reach of our gene therapies to a broad range of lysosomal disorders as first-line therapies.

plato: Our Commercial-Scale Platform

In addition to developing first-line gene therapies, an important key to our strategy is to continuously improve our technology and production processes and to leverage these improvements across our gene therapies, if approved. Plato is designed to provide the foundation for the potential worldwide commercialization of our gene therapies. It is an ex vivo gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning. Plato has been used to dose a total of nine patients in our clinical trials, which includes six patients from our FAB-GT trial for which enrollment has been halted, and we intend to utilize the plato platform for all future patients enrolling in our Company-sponsored clinical trials. We believe our plato platform may lead to better patient outcomes and will represent a significant advance in our industry towards achieving the quality and scale required for global commercialization of gene therapies.

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

Next Generation Vector Technology

We have utilized our core expertise in the development and optimization of lentiviral vectors to improve the vectors used in our gene therapies. We have made and expect to continue to make enhancements to our lentiviral vectors to improve safety, efficacy and efficiency. For example, clinical trials of AVR-RD-01 first utilized our original academic three-plasmid-produced lentiviral vector, which we refer to as LV1. However, we dosed six patients in our now halted FAB-GT clinical trial of AVR-RD-01 and the first three patients in our ongoing Guard1 clinical trial of AVR-RD-02 using our proprietary four-plasmid lentiviral vector, which we refer to as LV2, and expect to dose all future patients in our Company-sponsored trials with LV2. Our goal is to employ vectors that are state-of-the-art and that can be produced in a cost-effective and scalable manner.

Automated, Closed Manufacturing System

Our team has significant experience in cell processing and commercial-scale cellular therapy manufacturing. We have developed and are implementing a detailed plan for more cost efficient and scalable manufacturing of our gene therapies. In contrast to a number of other gene therapy companies that have not developed their commercial scale plans from the outset, we have executed on our plans to move to a closed suspension bioreactor system for vector production, as well as a closed, automated system for manufacturing our gene therapy product. Our move to a closed, automated manufacturing system was completed in 2019 as part of implementing upgrades from our plato platform, and six patients in our now halted FAB-GT clinical trial of AVR-RD-01 and the first three patients in our ongoing Guard1 clinical trial of AVR-RD-02 were each dosed using this system.

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

We currently plan to rely on one CMO site, located in the United States, as a sole source provider of drug product for our Company-sponsored clinical trials worldwide.

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

Busulfan permits utilization of TCI in our conditioning regimen, thereby enabling physicians to personalize the dosing to each patient by titrating over four days to potentially enhance patient tolerability to the conditioning procedure and promote cell engraftment. By contrast, melphalan is administered once with no TCI, and may cause concern of conditioning-related toxicity across patients due to individual differences in metabolism of the drug. In addition, we believe that the utilization of busulfan in our conditioning regimen has the potential to allow our gene therapies to cross the blood-brain barrier, a feature which may yield therapeutic benefit in diseases that have a central nervous system component, such as Gaucher disease type 3, Hunter syndrome, Pompe disease and other rare and non-rare diseases. Finally, our busulfan conditioning regimen is designed to create more space in the ablated bone marrow compared to melphalan and may increase the average VCN of the patient bone marrow following treatment with the drug product, which are features that we believe will promote better cell engraftment and durability of the gene therapy.

Advantages of Our Approach over Existing Therapies

We believe our gene therapy solutions offer several potential advantages over existing therapies for lysosomal disorders, including:

•

Curative impact that has the potential to halt or reverse disease progression. Existing ERTs for Gaucher, Hunter and Pompe, and oral therapies for cystinosis, provide some therapeutic benefit to patients. However, because of their suboptimal pharmacokinetics, these ERTs only transiently increase plasma enzyme levels and the therapies for cystinosis require multiple doses throughout the day. In contrast, our lentiviral-based gene therapies are designed to enable the body to constantly produce the functional enzyme or other protein. This can potentially halt pathological damage and, depending on the targeted indication and organ system, may even reverse disease progression. Our lentiviral-based gene therapies may provide potentially curative treatment to patients. This concept is illustrated in the graphs below.

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

AVR-RD-04, Our Gene Therapy for Cystinosis

Together with UCSD, we are developing CTNS-RD-04, which we refer to as AVR-RD-04, for the treatment of patients with cystinosis. AVR-RD-04 is manufactured from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for cystinosin, and then infused into the patient. AVR-RD-04 is currently being studied by our collaborators at UCSD in a Phase 1/2 collaborator-sponsored clinical trial. As of March 1, 2022 four patients have been dosed with AVR-RD-04.

In March 2021, we announced that the European Commission granted orphan drug designation for AVR-RD-04. In July 2021, we received clearance from the FDA for an IND application for AVR-RD-04 for the treatment of cystinosis. This IND clearance allows the Company to initiate a Company-sponsored long-term follow-up study for patients enrolled in the Phase 1/2 collaborator-sponsored clinical trial, as well as potentially initiate a new Company-sponsored clinical trial, subject to regulatory clearance. Also in July 2021, the FDA granted Fast Track Designation for AVR-RD-04 for the treatment of cystinosis to improve renal function.

Disease Overview

Cystinosis is a rare, genetic, autosomal recessive, lysosomal disorder caused by the accumulation of cystine, the oxidized dimer of the amino acid cysteine. Cystine is normally transported through the lysosomal membrane to the cytosol where it is reutilized after its transformation to cysteine. In cystinosis, cystine accumulates inside the lysosomes because of a defect in the gene that encodes cystinosin, the protein that transports cystine across the lysosomal membrane. Cystine is poorly soluble and forms crystals as its concentration increases. These crystals build up and cause complications in many organs and tissues. The kidneys and eyes are especially vulnerable to damage, and the muscles, thyroid, pancreas and testes may also be affected.

The most severe form of cystinosis begins in infancy, causing poor growth and a particular type of kidney damage in which certain molecules, such as glucose, amino acids, phosphate, and bicarbonate, that should be reabsorbed into the bloodstream are instead eliminated in the urine. These renal problems ultimately lead to impaired growth and may result in soft, bowed bones, especially in the legs. By the time the patient is approximately two years old, cystine crystals may be present in the cornea, and the buildup of these crystals in the eye causes pain and an increased sensitivity to light. Untreated children with cystinosis may experience complete kidney failure by the age of ten. Other signs and symptoms that may occur in untreated patients, especially after adolescence, include muscle deterioration, blindness, inability to swallow, type 1 diabetes mellitus, hypothyroidism, and central nervous system problems. More than 90% of untreated patients require a kidney transplant before the age of 20. It is estimated that cystinosis disease is diagnosed in approximately one in 170,000 people.

Limitations of Current Therapies

Cystinosis is currently treated with oral formulations of cysteamine that enter the lysosome and stimulate the breakdown of cystine into products that do not require the cystinosin protein to be transported. Oral treatment can delay the development of kidney failure by six to ten years if it is started at a very early age, however it cannot prevent kidney failure or the development of other complications, such as the formation of cystine crystals in the cornea. The most commonly prescribed oral therapies for cystinosis are Procysbi (delayed release cysteamine bitartrate), marketed by Horizon Orphan, and Cystagon (cysteamine bitartrate), marketed by Mylan and Recordati S.p.A. In 2021, Procysbi generated worldwide net sales of approximately $190 million. We estimate that the average five-year cost to the healthcare system per cystinosis patient prescribed standard of care treatment in the United States is approximately $4.3 million.

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

Ongoing Phase 1/2 Collaborator-Sponsored Clinical Trial

In the ongoing collaborator-sponsored Phase 1/2 clinical trial of AVR-RD-04, up to six patients with cystinosis who are currently being treated with cysteamine will be enrolled. This clinical trial is being conducted by UCSD and has been funded in part by grants to UCSD from the California Institute for Regenerative Medicine, Cystinosis Research Foundation and National Institutes of Health. The clinical trial’s primary endpoints are safety and tolerability, assessed for up to two years after treatment. Secondary endpoints to assess preliminary efficacy include change from baseline in cystine levels in rectal mucosa and granulocytes, as well as cystine crystal counts in the cornea and skin. These secondary efficacy endpoints will also be evaluated through clinical tests of kidney function, ophthalmologic measures, muscle strength, pulmonary function and neurological and psychometric function, as well as through patient-reported outcomes and assessments of health-related quality of life. Mixed leukocyte and granulocyte cystine concentration measures have been part of cystinosis standard of care treatment for the past two decades, and changes in the average level of cystine in granulocytes from baseline was originally a primary endpoint of the clinical trial of AVR-RD-04. However, we and our collaborators at UCSD determined that cystine concentration in leukocytes and granulocytes, which is used to monitor small molecule therapies, is not appropriate to represent the mechanism of action of a gene therapy. As a result, the protocol for this clinical trial was amended in 2020 to retain safety and tolerability as the primary endpoint, as is appropriate for this stage of development, and shift measurement of cystine in granulocytes to a secondary endpoint.

Because this is a collaborator-sponsored clinical, the study drug is not manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 is used in connection with this clinical trial.

As of December 1, 2021, the first three patients in the trial had discontinued and remained off oral cysteamine, with the first patient out to 26 months post-treatment. Additionally, the first and third patients had discontinued and remained off cysteamine eye drops as of December 1, 2021. The second patient in the trial, who had stopped cysteamine eye drops one-month post-treatment with AVR-RD-04 per the trial protocol, resumed cysteamine eye drops in July 2021.

Vector Copy Number

In February 2022 we presented interim VCN data for the first three patients dosed in the Phase 1/2 clinical trial. At 27 months post-treatment with AVR-RD-04, the first patient exhibited VCN level of 1.03, and at 12 months post-treatment the second and third patients exhibited VCN level of 1.52 and 2.59, respectively.

Cystine Crystals in Skin and Rectal Biopsy Tissues

Skin and rectal biopsies were performed on the first three patients at baseline and post-treatment with AVR-RD-04. The data from the biopsies are intended to show the average skin intracytoplasmic crystals per cell, which is a measurement of the number of toxic crystals in each cell. In February 2022, we announced that at 12-months post-treatment the first three patients’ skin biopsies exhibited a 35%, 64% and 81% reduction, respectively, in average intracytoplasmic crystals per cell. At 12- and 18-months post-treatment, the first patient’s rectal biopsies exhibited a 76% and 53% reduction, respectively, in average intracytoplasmic crystals per cell as compared to baseline. The rectal biopsies for the second and third patients at 12-months post-treatment exhibited reductions of 28% and 86%, respectively, in average intracytoplasmic crystals per cell as compared to baseline. Previously, we reported measurements of the occupancy of cytoplasmic volume from skin and rectal biopsies from the first patient, who exhibited reductions of 72% and 87%, respectively, in each case at 12-months post-treatment as compared to the patient’s baseline levels. We believe these data suggest that the first three patients are producing an endogenous supply of functional cystinosin that is reducing the accumulation of toxic cystine crystals.

Levels of Cystine in Cornea

Levels of corneal cystine crystals are being assessed in this clinical trial using IVCM. In February 2022, we presented a set of images of the first patient’s cornea measured at baseline and 18-months post-administration. The baseline IVCM images were taken using a Nidek ConfoScan microscope and the subsequent images were taken using a Heidelberg (HRT3) with Rostock Cornea Module microscope. Each of the post-treatment images showed a noticeable decline in the presence of corneal crystals. The images were preliminarily scored by a physician, on a scale of zero to four, to quantify crystal deposition in each corneal layer of the central cornea. At baseline, the preliminary scoring for the first patient was 4.0 across all three eye layers in both eyes, and at 12-months post-treatment the scores for the anterior stroma, middle stroma and posterior stroma of the right eye were 3.0, 3.0 and 2.13, respectively, and 1.86, 1.71 and 2.0, respectively, for the left eye.

Kidney Function

Assessment of kidney function includes measurements of serum creatinine, or sCR, and eGFR, which is determined using the CKD-EPI formula. The first patient in the Phase 1/2 clinical trial exhibited an eGFR value of 36.3 mL/min/1.73m2 at 19 months post-treatment as compared to a baseline value of 55 mL/min/1.73m2. This patient’s eGFR values had been trending downward in the three years prior to administration of AVR-RD-04. We expect this patient’s eGFR levels to continue declining at a level consistent with the irreversible nature of nephropathic cystinosis. At six months post-treatment the second patient in the clinical trial, who received two kidney transplants prior to treatment in the clinical trial, exhibited an eGFR value of 81 mL/min/1.73m2 as compared to a baseline value of 71 mL/min/1.73m2.

Safety Data

As of the safety cut-off date of December 12, 2021, preliminary interim clinical data for the first four patients dosed in the Phase 1/2 clinical trial appear to indicate that the AVR-RD-04 investigational gene therapy has been generally well tolerated with no unexpected safety events identified. There have been no reports of safety events attributed to the AVR-RD-04 drug product. As of the safety data cut-off date of December 12, 2021, one serious adverse event, or SAE, of appendicitis was reported, which occurred post-treatment and was deemed by the investigator to be unrelated to AVR-RD-04 or the treatment procedures. A total of 84 adverse events, or AEs, were reported as of the safety cut-off date of December 12, 2021, a majority of which were reported by the investigator to be moderate or mild. All reported AEs were consistent with expectations for the underlying disease, stem cell mobilization and conditioning regimen prescribed by the study protocol.

The foregoing data on the Phase 1/2 clinical trial of AVR-RD-04 have been provided by our collaborators at UCSD and are subject to change. Additionally, because this clinical trial is ongoing, safety and efficacy data are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, until the database is locked at the end of the study.

AVR-RD-02, Our Gene Therapy for Gaucher Disease Type 1

We are developing AVR-RD-02 for the treatment of Gaucher disease type 1. We plan to manufacture AVR-RD-02 from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for glucocerebrosidase, or GCase, and then infused into the patient. Patient enrollment has commenced for the Phase 1/2 Guard1 clinical trial of AVR-RD-02 in patients with Gaucher disease type 1, and as of March 1, 2022 we have dosed three patients. The Guard1 trial is actively recruiting additional potential patients for our currently active sites.

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

Both ERTs and oral therapies for Gaucher type 1 impose significant costs on the healthcare system. We estimate that the average five-year cost to the healthcare system per Gaucher patient (all types) prescribed standard of care treatment in the United States is approximately $2.3 million. In 2021, Sanofi Genzyme’s Cerezyme and Cerdelga together generated worldwide net sales of approximately €937 million euros and Takeda’s VPRIV generated worldwide net sales of approximately ¥41.9 billion Japanese yen.

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

Ongoing Phase 1/2 Clinical Trial (Guard1)

We have initiated our Guard1 Phase 1/2 clinical trial of AVR-RD-02 in patients with Gaucher disease type 1. Patient enrollment has commenced, and as of March 1, 2022, three patients have been dosed. This clinical trial is actively recruiting additional potential patients for our currently active sites. Our initial clinical trial is open to treatment-naïve patients; patients that have been stable on ERT for at least 24 months; and patients who have not received ERT or substrate reduction therapy, or SRT, in the past 12 months. We intend to enroll eight to 16 patients, between the ages of 18 and 50, with Gaucher disease type 1. Patients currently prescribed ERT will cease treatment for the duration of the clinical trial. All enrolled patients will receive a single treatment with AVR-RD-02 and will be followed for 52 weeks to measure safety and efficacy. We intend to utilize our plato platform for all patients enrolling in our Phase 1/2 clinical trial of AVR-RD-02. Our efficacy endpoints for this clinical trial will include visceral domain and hematologic measures such as liver and spleen volumes, hemoglobin, platelet counts, bone pain and bone density measures, and quality of life measures along with critical biological blood markers used to track the disease progression in Gaucher disease type 1.

In February 2021 we presented data on the first patient in the Guard1 clinical trial, which are described below. We currently expect to provide an update on interim clinical data in 2022.

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

Safety

As of the most recent safety cut-off date of August 31, 2021, preliminary interim clinical data for the first patient dosed in the Guard1 clinical trial appear to indicate that the AVR-RD-02 investigational gene therapy has been generally well tolerated with no unexpected safety events identified. There have been no reports of safety events attributed to the AVR-RD-02 drug product, and no SAEs were reported as of the safety data cut-off date. A total of 37 AEs were reported as of the safety cut-off date, 11 of which were Grade 3 or 4 and 26 of which were Grade 1 or 2. All reported AEs were consistent with expectations for the underlying disease, conditioning regimen and drugs mandated by the study protocol or procedures. As of the safety cut-off date of August 31, 2021, all AEs had resolved except for one AE of amenorrhea which remained unresolved and ongoing.

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

AVR-RD-05 will be studied by our collaborators at UoM, and a Phase 1/2 investigator-sponsored clinical trial of AVR-RD-05 is expected to be initiated in 2023.

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

Hunter syndrome is an X-linked disorder, meaning the gene that is responsible is located on the X chromosome. Because males have only one X chromosome, an abnormal copy of the gene that causes Hunter syndrome is sufficient to cause the disease. The overall diagnosed incidence of Hunter syndrome is estimated to be approximately one in 100,000 to one in 170,000 males worldwide.

Limitations of Current Therapies

Hunter syndrome is currently treated with ERT delivered by weekly intravenous infusion. The only approved therapy for Hunter syndrome is Elaprase, marketed by Shire, which generated worldwide net sales of approximately ¥75 billion Japanese yen in 2021. We estimate that the average five-year cost to the healthcare system per Hunter patient prescribed standard of care treatment in the United States is approximately $2.4 million.

Two-thirds of patients experience developmental and neurological decline, which is often noted by approximately age two. Due to lack of newborn screening, diagnosis usually occurs much later in patient’s lives, around five years of age and can be as late as eight years. Although patients typically begin ERT treatment almost immediately after diagnosis, often the disease symptoms are far advanced and ERT is insufficient to halt the disease progression. ERT does not treat the neurological symptoms of the disease, and therefore a significant unmet need remains in a majority of patients with Hunter syndrome. Furthermore, anti-ERT antibodies are a limitation for a significant part of the patient population.

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

Planned Phase 1/2 Investigator-Sponsored Clinical Trial

Our collaborators at UoM plan to initiate a Phase 1/2 clinical trial in 2023. The Phase 1/2 clinical trial is expected to enroll five male patients, age three months to 12 months, with an early progressive form of the disease. The clinical trial is expected to be open to treatment-naïve patients as well as patients currently on ERT. The clinical trial’s primary endpoints are expected to be safety and tolerability. Secondary endpoints to assess preliminary efficacy are expected to include measurements of peripheral expression of IDS activity in plasma, cerebrospinal fluid, or CSF, and leukocytes; heparin sulfate concentration in CSF, plasma and urine; VCN per diploid genome, proportion of cells containing the inserted gene in total bone marrow colony forming units; cognitive function; and various behavioral and quality of life measurements.

Because this is an investigator-sponsored clinical, the study drug will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial.

AVR-RD-06, Our Gene Therapy for Gaucher disease type 3

AVR-RD-06 is our gene therapy program for Gaucher disease type 3. Gaucher disease type 3 is the subacute neurological form of Gaucher disease characterized by progressive encephalopathy and associated with the systemic manifestations of Gaucher type 1. As with Gaucher type 1, Gaucher type 3 disease is caused by a gene that codes for the enzyme glucocerebrosidase. The deficiency in glucocerebrosidase leads to the accumulation of Gb1 and its toxic metabolite, lyso-Gb1. AVR-RD-06 is expected to use the same vector and drug product that we use in AVR-RD-02, our investigational gene therapy for Gaucher disease type 1. We currently expect to engage with regulators in 2022 to discuss a path to the clinic, including a potential Phase 2/3 clinical trial.

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

Limitations of Current Therapies

Current therapies used to treat Gaucher disease type 1, namely, ERT and SRT, do not penetrate the brain and therefore have no effect on the neurological aspects of Gaucher disease type 3. The most commonly prescribed ERTs for Gaucher disease are Cerezyme, marketed by Sanofi Genzyme, and VPRIV, marketed by Shire.

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

Limitations of Current Therapies

Pompe disease is currently treated with ERT delivered by bi-weekly intravenous infusion. The only approved therapy for Pompe disease is Lumizyme (known as Myozyme outside of the United States), marketed by Sanofi Genzyme, which generated worldwide net sales of approximately €1.0 billion euros in 2021. We estimate that the average five-year cost to the healthcare system per Pompe patient prescribed standard of care treatment in the United States is approximately $3.2 million.

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

Our Solution

Our AVR-RD-03 program for Pompe disease has completed planned preclinical development, and we are planning to engage with regulatory authorities this year to discuss a potential path to the clinic with the goal of initiating a clinical trial in 2023. We are developing AVR-RD-03 to be a gene therapy product containing a codon-optimized human gene for GAA attached to a GILT tag designed to increase uptake of GAA in muscle cells. AVR-RD-03 will target patients with late onset Pompe disease, which represent the majority of patients with this disease. In addition, we believe that the utilization of busulfan in our conditioning regimen may have the potential to allow AVR-RD-03 to cross the blood-brain barrier, a feature which may yield therapeutic benefit.

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

Manufacturing

Industrializing Our Gene Therapies Through Our Outsourced Manufacture and Supply Network

We have established manufacturing relationships that we believe will provide us with drug product manufacturing capabilities to support all aspects of the development and eventual commercialization of our gene therapies. Our team has leveraged their broad expertise in the manufacturing of gene and cellular therapies to build a network of CMO partners for the development and manufacture of drug products and outsourced suppliers for the supply of vectors and plasmids. We currently rely, and expect to continue to rely, on sole source suppliers for vector supply, plasmid supply and cell culture media. In addition, although we have historically relied on multiple CMO partners for drug product manufacturing, we currently plan to use a sole source CMO as the provider of drug product for our ongoing and future Company-sponsored clinical trials. However, we believe that our third-party CMO partner and suppliers have capacity to accommodate current and future clinical trials and we are continuing to build a network that we expect will have capacity to generate sufficient quantities to meet our expected commercial needs.

To optimize production of our gene therapies, we have moved our cell processing to an automated, closed system using disposable supplies. We believe this industrialized manufacturing process will enable a repeatable approach through which we can design and manufacture commercially viable ex vivo lentiviral gene therapies to potentially treat a large variety of genetic disorders. We expect that our automation of the manufacturing processes will further increase our CMO partners’ manufacturing capacity.

Producing a Patient’s Gene Therapy

We start the process to produce a patient’s gene therapy with the mobilization of a patient’s stem cells from the bone marrow to the blood stream and collect them via apheresis, a standard procedure used in stem cell transplants. The apheresis material is then transported to the manufacturing facility where we isolate the stem cells and treat these cells with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. The manufacturing process typically takes approximately three days to complete. We preserve patients’ modified cells at a very low temperature, using cryopreservation to maintain the cellular material in optimal condition until it is thawed prior to being infused into the patient. Cryopreservation of the product allows for long-term storage and the ability to conduct a number of quality control tests to validate the modified cells prior to introducing them into the patient. We believe cryopreservation will also enable us to supply our products globally, as well as significantly increase the convenience of infusion scheduling for clinicians and patients, compared to fresh ex vivo gene therapy products that may have shelf-lives of only 24 hours.

Prior to infusion of the gene therapy-modified cells into the patient, the patients undergo a conditioning regimen to remove some of the patient’s unmodified cells from the bone marrow to create sufficient space for the modified hematopoietic stem cells to engraft and produce their progeny.

After the conditioning regimen is complete, the ex vivo lentiviral-modified stem cells are infused into the patient by intravenous administration. After infusion, these cells are expected to engraft into the bone marrow, replicate and differentiate into all the various types of blood cells that will distribute throughout the body. These widely distributed cells potentially lead to sustained expression of the desired therapeutic enzyme or protein. The sustained expression of the functional enzyme or protein is a direct substitute for the protein currently delivered by ERTs, which require periodic infusions.

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

•

We currently in-license patents and patent applications relating to certain of our product candidates.  We have also filed our own patent applications, which are positioned to further protect certain of our product candidates.

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

As of March 1, 2022, our in-licensed patent portfolio relating to certain of our gene therapies included the following:

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

As of March 1, 2022, our Company-owned patent portfolio also included the following:

•

AVR-RD-03 (Pompe program): one international (PCT) application, which, if granted in the U.S., would be projected to expire in 2041, containing claims directed to CD34+ stem cells expressing acid alpha-glucosidase and methods of using the same for the treatment of Pompe disease.

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

Concurrently with the MPSII License Agreement, we entered into a collaborative research funding agreement with UoM, or the CRFA. Under the CRFA, we have agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which are currently estimated to equal approximately £9.9 million in the aggregate.

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

As consideration for the licenses, we paid to UHN a one-time upfront fee in the amount of CAD$75,000 and are obligated to pay an additional annual fee until the first sale of a licensed product in certain markets. We are also required to make payments to UHN in connection with the achievement of certain development and regulatory milestones, in an aggregate amount of CAD$2.45 million, as well as royalties on a country-by-country basis of a low to mid-single digit percentages on annual sales of licensed products and a lower single digit royalty in certain circumstances. Additionally, we will pay a low double-digit percentage of all sublicensing revenue. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the latest to occur of the expiration or termination of the last valid claim under the licensed patent rights in such country (if and when any such patent rights come into existence under the license agreement in the future), the tenth anniversary of the first commercial sale of such licensed product in such country and the expiration of any applicable regulatory exclusivity in such country.

In addition, under this agreement we made a philanthropic commitment to donate funds to organizations for the benefit of the Canadian Fabry community in an amount equal to a low double-digit percentage of our royalty payments and regulatory milestone payments, up to a maximum amount of CAD$0.5 million in any calendar year.

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

License Agreement with Papillon Therapeutics, Inc. (previously GenStem Therapeutics, Inc.)

In October 2017, we entered into a license agreement with GenStem Therapeutics, Inc., or GenStem, pursuant to which GenStem granted us an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem related to our cystinosis program, including certain rights licensed to GenStem from the University of California, San Diego, to develop, commercialize and sell products for use in the treatment of cystinosis. Under the terms of the agreement, we must use commercially reasonable efforts to develop and commercialize one or more licensed products in the United States and in at least one country from other specified markets. We also agreed to comply with certain access requirements consistent with the California Institute for Regenerative Medicine regulations and to manufacture certain licensed products substantially in the United States. In October 2021, we received noticed that the license agreement with GenStem had been assigned to Papillon Therapeutics, Inc., or Papillon.

As consideration for the license, we paid an initial license fee in the amount of $1.0 million and are required to make payments upon completion of certain development milestones up to an aggregate of $16.0 million. For example, in November 2019 we made a $2.0 million payment in connection with the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial of AVR-RD-04 in cystinosis in the United States. Additionally, we will pay to Papillon a tiered mid to high-single digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third party sublicensees. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, which is currently projected to occur in 2038, whichever is later.

Unless terminated earlier, our license agreement with Papillon will terminate upon the expiration of our royalty obligation for all licensed products throughout the world. Either we or Papillon may terminate the license agreement if the other party commits a material breach and fails to cure such breach within a certain period of time. In addition, we may terminate the agreement for any reason upon notice to Papillon.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product we may commercialize and may render our gene therapies obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our gene therapies. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our gene therapies non-competitive or obsolete. See “Risk Factors—Risks related to the discovery and development of our product candidates—We face significant competition in our industry and there can be no assurance that our product candidates, if approved, will achieve acceptance in the market over existing established therapies. In addition, our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our product candidates,” and elsewhere in this Annual Report on Form 10-K for more information regarding competitors and competitive products.

Government Regulation

In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Each clinical study protocol for a gene therapy product must be reviewed by the FDA, and FDA approval must be obtained before the marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in INDs for gene therapies.

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

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. An IND is a request for authorization from the FDA to ship an unapproved, investigational product in interstate commerce and to administer it to humans, and must become effective before clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination of publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterate products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

European and UK Personal Data Collection

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

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the “UK GDPR.” The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACE was enacted:

•

On August 2, 2011, the US Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•

On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•

On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA -approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

•	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-

sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 122 full-time employees, 30 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 89 employees are engaged in research and development activities and 33 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, retaining, incentivizing and integrating existing and new employees, and identifying and recruiting prospective new employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Available Information

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

Since inception, we have incurred net losses. We incurred net losses of $119.1 million and $119.7 million for the years ended December 31, 2021 and 2020, respectively.  We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. In addition, in November 2021 we entered into the Term Loan Agreement. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•

continue our development of our product candidates, including continuing enrollment in our ongoing clinical trials, particularly if and as we commence and continue clinical-stage activities for our product candidates;

•	initiate additional clinical trials and preclinical studies for our current and future product candidates;
•	experience delays or interruptions in preclinical studies, clinical trials, or our supply chain due to the ongoing COVID-19 pandemic;
•	seek to identify and develop or in-license additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	continue our implementation of our plato platform as we seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	hire and retain additional personnel, such as clinical, quality control, and scientific personnel;
•	expand our office space, infrastructure and facilities to accommodate our employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

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

As of December 31, 2021, we had cash and cash equivalents of $189.6 million. We believe that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. Furthermore, we currently have a total of five investigational gene therapies in our pipeline, two of which are in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our current and future product candidates, including the extent of any impacts from the ongoing COVID-19 pandemic on these activities;

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

Our Term Loan Agreement contains restrictions that potentially limit our flexibility in operating our business, and we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect. In addition, as a result of the deprioritization of our Fabry program, we can no longer draw $20.0 million of term loans that were contingent upon the achievement of certain milestones related to our development of AVR-RD-01 for Fabry disease.

On November 2, 2021, we entered into the Term Loan Agreement. The Term Loan Agreement provided for term loans of up to $65.0 million in the aggregate available in three tranches, but due to the deprioritization of our Fabry program we can no longer draw $20.0 million of term loans that were contingent upon the achievement of certain milestones related to our development of AVR-RD-01 for Fabry disease. As a result, the amount that remains available to us for future drawdown, subject to satisfaction of the conditions in the Term Loan Agreement, is $30.0 million, $15.0 million of which requires the consent of the Agent and Lenders. The Term Loan Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

At closing, we drew $15.0 million of the $30.0 million available to us as part of the first tranche. As executed, the Term Loan Agreement also provided the ability to access up to an additional $35.0 million, of which $20.0 million could be drawn in two additional tranches subject to the achievement of certain regulatory and clinical milestones, or the Milestone Funding, and of which $15.0 million could be drawn in an additional tranche with the approval of the Agent and the Lenders. However, as a result of the deprioritization of our Fabry disease program, we are no longer able to draw the $20.0 million of Milestone Funding per the terms of the Term Loan Agreement. Moreover, if the Agent and Lenders do not consent, we would not be able to draw down the final $15.0 million tranche of financing. If we are unable to access the final $15.0 million tranche, there can be no assurance that we will be able to obtain alternative financing to replace such tranche on commercially reasonable terms or at all, which could adversely impact our business.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The ongoing COVID-19 pandemic has continued to disrupt normal business operations both in and outside of affected areas and has had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and follow applicable government recommendations and the majority of our employees, other than our laboratory staff, have continued to work from home. Notwithstanding these measures, the evolving COVID-19 pandemic, including potential outbreaks of new variants, could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people.

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the ongoing COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients began to resume in the first half of 2021, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection was previously delayed and additional delays could result from COVID-19-related interruptions, particularly as new variants of the virus are identified and continue to spread. We are currently conducting and planning to conduct clinical trials for our product candidates in geographies that have been affected by COVID-19.

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

Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our current conditioning regimen or any conditioning regimen we implement in the future, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of March 1, 2022 we have only dosed nine patients using our plato platform, which includes six patients in our FAB-GT clinical trial for which we have halted enrollment. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of lentiviral gene therapy.

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

Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or NIH, also are subject to the NIH Guidelines, under which supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s review board, or IRB, ant its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

There have been several significant adverse side effects in gene therapy treatments in the past, including multiple reported cases of leukemia, myelodysplastic syndrome and death seen in other clinical trials. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. Possible adverse side effects that may occur with treatment with gene therapy products include an immunologic reaction early after administration that could substantially limit the effectiveness of the treatment or represent safety risks for patients. Another traditional safety concern for gene therapies using viral vectors has been the possibility of insertional oncogenesis by the vectors, leading to malignant transformation of transduced cells. As more patients are dosed with ex vivo lentiviral gene therapies and higher VCNs are achieved, it is expected that very rare cases of insertional oncogenesis may occur. For example, several patients with cerebral adrenoleukodystrophy treated in a third-party ex vivo lentiviral gene therapy clinical trial have been diagnosed with treatment-related myelodysplastic syndrome, with one case being deemed likely mediated by insertion of the lentiviral vector. In addition, persistent dominant clonal expansion due to vector integration has been observed in third-party ex vivo lentiviral gene therapy clinical trials. While our lentiviral gene therapy approach is designed to avoid immunogenicity against the drug product after administration, there can be no assurance that patients would not create antibodies that may impair treatment. In addition, although in the future we may potentially implement molecular cytogenetic screening, there can be no assurance that we will successfully implement such screening procedures in a timely manner or at all, or that, if implemented, they will enhance the safety profile of our gene therapy product candidates. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

In addition to side effects caused by our product candidates, the conditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, also can cause adverse side effects. A gene therapy patient is generally administered one or more myeloablative drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified gene-corrected stem cells to engraft and produce their progeny. This procedure causes side effects and can transiently compromise the patient’s immune system, known as neutropenia, and reduce blood clotting, known as thrombocytopenia.

In 2019 we began transitioning, in connection with our Company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize a precision dosing program, TCI, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. In addition, we are evaluating the potential future use of alternative conditioning agents in lieu of the current busulfan TCI conditioning regimen. For example, we have entered into collaboration agreements with Jasper Therapeutics and Magenta Therapeutics and are currently evaluating the potential use of their respective monoclonal antibody conditioning agents. We are also evaluating the potential use of additional agents to tailor the conditioning regimen for certain disease indications. However, there can be no assurances these alternative conditioning regimens will be implemented or would be successful if implemented. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in each of our ongoing clinical trials several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, have been observed. While such adverse events in connection with conditioning is expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, our product candidates for any or all targeted indications. There have been cases of therapy-related myelodysplastic syndrome, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. Although in the future we may potentially implement molecular cytogenetic screening as an additional risk reduction measure, there can be no guarantees that these procedures will be implemented in a timely manner or would be successful if implemented. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial, and lead to a decline in our stock price.

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

We have never completed a pivotal or registrational clinical trial, and may be unable to do so for any product candidates we may develop.

We are at an early stage of development for all of our product candidates. As of the date of this Annual Report, only 21 patients have been dosed in our clinical trials, which includes 14 patients from our Fabry program that we deprioritized in January 2022. Our ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registrational trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

In addition, across our Company-sponsored clinical trials we have dosed only two patients in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-04, AVR-RD-02 or any other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. While we have received clearance from the FDA to commence clinical testing in the United States for AVR-RD-02 and AVR-RD-04, and the sponsor of the collaborator-led clinical trial for AVR-RD-04 has received the same, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

The ongoing Phase 1/2 clinical trial of AVR-RD-04 is being conducted by our collaborators at the University of California, San Diego. In addition, the planned Phase 1/2 clinical trial of AVR-RD-05 will be an investigator-sponsored trial conducted by our collaborators at The University of Manchester. We do not control the design or administration of investigator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned Company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the Company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. For example, in January 2022 we announced the deprioritization of our Fabry program due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed Phase 2 FAB-GT patients. Although previously reported data from 13 patients treated across our clinical-stage programs had shown durable engraftment out 9 to 54 months, the new data from the five most recently dosed Phase 2 FAB-GT patients were discordant with these other data and showed variable engraftment. Data from three of the five patients showed both a reduction to near baseline levels in alpha-galactosidase A enzyme activity in leukocytes and plasma, and a reduction in vector copy number in whole blood, potentially suggesting resistance to persistent engraftment of the genetically modified cells observed at three to nine months post infusion of AVR-RD-01. Based on our internal assessment, we believe, due to the large degree of heterogeneity in Fabry disease, that in some cases there may be intrinsic resistance to engraftment related to the unique underlying pathophysiology of untreated Fabry disease, potentially caused by the persistently stressed vascular endothelium. However, while this belief is based on a thorough review and analysis conducted by the Company, it remains a hypothesis and there can be no assurances that similar engraftment or other issues will not occur in clinical trials of our other product candidates, which are all based on our technology and the same ex vivo lentiviral approach utilized for AVR-RD-01. For example, although we believe the variable engraftment data were caused by factors intrinsic to certain Fabry disease patients and we do not anticipate readthrough to other clinical trials, if the variable engraftment data were actually caused, directly or indirectly, by any other factors, including any aspect of our plato platform or the conditioning process, we could see similar issues in other clinical trials.

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

The timing and success of our patient enrollment and clinical trial activities depend on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, including as a result of the ongoing COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. For example, as a result of the COVID-19 pandemic, patient enrollment and dosing was temporarily paused in our ongoing clinical trials and certain data collection has been delayed. While patient enrollment and dosing activities have begun to resume, there could be additional pauses in the future as a result of the ongoing COVID-19 pandemic or other factors.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all. Although we currently expect to have enrolled by the end of 2022 up to a total of eight patients in our Company-sponsored clinical trial of AVR-RD-02 for Gaucher disease type 1, which we refer to as the Guard1 clinical trial, there can be no assurances we will achieve that goal or any of our other patient enrollment goals. For example, in 2019 we encountered delays in the enrollment of patients in the Guard1 clinical trial due to patient pre-screening failures that impacted the commencement of enrollment. Additionally, as a result of the COVID-19 pandemic, in 2020 we encountered protracted timelines with our Guard1 investigational site startup activities, which also impacted patient enrollment.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, we expect that the FDA, Health Canada or other regulatory authorities will require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 collaborator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform. Additionally, the study drug for the planned investigator-sponsored clinical study of AVR-RD-05 for Hunter syndrome will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial. Moreover, we are currently evaluating the implementation of an additional, new conditioning regimen that utilizes conditioning agents other than busulfan. We anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2, the automated manufacturing platform and any new conditioning regiment that we implement. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Only one of our ongoing clinical trials utilizes our commercial-scale plato platform.

While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our commercial-scale plato platform, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials that could result in delays and additional costs in our development or commercialization programs for our product candidates, which could adversely affect our business. We intend to continue implementing our commercial-scale plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a customized conditioning regimen, in connection with each of our investigational product candidates. We have developed the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platform with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements from our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plans or marketing approvals, if any. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, for Gaucher disease, Sanofi Genzyme, Pfizer, and Shire, acquired by Takeda Pharmaceutical Company Ltd., market existing enzyme replacement therapies, or ERTs, that represent the standard of care for Gaucher patients. For Gaucher disease we also expect to compete with oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Shire markets an enzyme replacement therapy for Hunter syndrome. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati, Orphan Europe and Leadiant Biosciences. In addition, we may compete with other gene therapy companies in our industry such as Freeline Therapeutics, Generation Bio, Prevail Therapeutics or Graphite Bio. In particular, a number of gene therapy companies have announced preclinical or clinical non-viral and adeno-associated viral based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies.

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

In addition, we may seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. In July 2021 we received Fast Track Designation from the FDA for AVR-RD-04 for the treatment of cystinosis to improve renal function. However, the FDA has broad discretion whether or not to grant this designation, so even if we believe another product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In October 2019 and March 2020, the FDA granted our requests for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. In September 2020 and March 2021 we announced that the European Commission granted our request for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. However, if we request orphan drug designation (or the foreign equivalent) for any other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

If our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2019 we encountered delays in the enrollment of patients in the Company-sponsored Guard1 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified for the Guard1 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies. Additionally, as a result of the COVID-19 pandemic, in 2020 we encountered protracted timelines with our investigational site startup activities for our Guard1 clinical trial, which also impacted patient enrollment. In 2020, a kidney biopsy was conducted on the third patient in the FAB-GT clinical trial of AVR-RD-01, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and will not be available.

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

We currently rely, and expect to continue to rely, on sole source suppliers for our automated, closed cell processing system; vector supply; plasmid supply; and cell culture media supply, and we plan to rely on a sole source supplier of drug product manufacturing. In addition, we are dependent on a limited number of suppliers for some of our other components and materials used in our product candidates.

We have moved our cell processing to an automated, closed system with a sole source supplier. In addition, we currently rely, and expect to continue to rely, on sole source suppliers for vector supply, plasmid supply and cell culture media, and we are planning to rely on a sole source supplier of drug product for our Company-sponsored clinical trials. Our sole source suppliers may be unwilling or unable to supply product to us reliably, continuously or at the levels we anticipate or are required by our clinical trial activities. Although we have entered into written supply agreements with our sole source suppliers, such suppliers could still delay, suspend, or terminate supply of product to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, bankruptcy or insolvency, or other occurrences.

In addition, we currently depend on a limited number of suppliers for some of the other components necessary for our product candidates. We cannot be sure that any of our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Our use of a sole source or limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components and equipment. Any of our vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components and materials could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

Our reliance on suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

•	delays in production, supply, shipment or delivery as a result of the ongoing COVID-19 pandemic or trade sanctions, embargoes, and heightened export requirements resulting from the war in Ukraine;
•	the interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•	a lack of long-term supply arrangements for key components with our suppliers;
•	the inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•	a delay in delivery due to our suppliers prioritizing other customer orders over ours;
•	damage to our reputation caused by defective components produced by our suppliers;
•	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

We currently rely on sole source suppliers of our automated, closed cell processing system; vector supply; plasmid supply; and cell culture media, and we are planning to rely on a sole source supplier of drug product for our Company-sponsored clinical trials. In addition, we currently depend on a limited number of suppliers for some of the other components necessary for our product candidates. Each of our suppliers may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or their commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. See section entitled “Business – Government Regulation – Coverage and Reimbursement.”

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.   In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.  There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See Section entitled “Business - Government Regulation – Healthcare Reform.” We cannot predict the initiatives that may be adopted in the future.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any of our product candidates, if approved;
•	the ability to set a price that we believe is fair for any of our product candidates, if approved;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.  During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, during the COVID-19 public health emergency, the FDA has stated it is continuing working to ensure timely reviews of applications for medical products in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia, myelodysplastic syndromes and deaths seen in other trials using other vectors. Adverse events in our clinical studies or discovered in long-term follow-up, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other gene therapy trials, and the resulting publicity could result in a decline in our stock price, increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. We implemented a reduction in force in January 2022 in connection with the deprioritization of our Fabry disease program, and personnel decisions like these may have an adverse impact on the morale of our continuing employees. While we believe that our relations with our continuing employees to be good, there can be no assurance that we can avoid hiring and retention challenges for skilled personnel in the future. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the ongoing COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We may need to expand our operations and we may experience difficulties in managing this growth, which could disrupt our operations.

As we mature, we may need to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

These laws will impact, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. See section entitled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

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

We currently plan to conduct clinical trials in the European Union, or EU, and the United Kingdom, or UK, and as a result will be subject to additional privacy restrictions. The collection, use, disclosure, transfer or other processing of personal health data in the EU is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, providing information to individuals regarding data processing activities, obtaining consent from individuals to whom the data processing relates, responding to additional data subject requests, imposing notification of personal data breaches to the competent national data protection authorities, implementing safeguards in connection with the security and confidentiality of the personal data, accountability requirements and taking certain measures when engaging third-party processors. The GDPR informs our obligations with respect to any clinical trials conducted in the European Economic Area, or EEA, by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data out of the European Union, including to the United States, and as a result increases scrutiny that such rules may apply to transfers of personal data from any clinical trial sites located in the EU and the UK to the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

Given the breadth and depth of its obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and assessment of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, or consultants that process or transfer personal data collected in the European Union.

Further, the UK exited the EU effective January 31, 2020, subject to a transition period that ended December 31, 2020. Following the UK’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed to between the UK and EU, the GDPR continued to have effect under law in the UK, and continued to do so until December 31, 2020 as if the UK remained a member state of the EU for such purposes. Following December 31, 2020, and the expiry of those transitional arrangements, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form and fashion under the so-called “UK GDPR” (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that do not ensure an adequate level of protection, like the United States (so-called “third countries”). These transfers are prohibited unless an appropriate safeguard specified by the European data protection laws is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or a derogation applies. The Court of Justice of the

European Union, or CJEU, in its decision in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II,) deemed that the SCCs are valid. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs, or New SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board, or EDPB, issued its final guidance following the CJEU’s decision that imposes significant new diligence requirements on transferring data outside the EEA, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied in the destination country, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. Complying with this guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EEA, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our group comprises several operating entities, many of which are located, and/or sponsor clinical trials, in Europe. We have yet to adopt and implement comprehensive processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization. Failure to implement valid mechanisms for personal data transfers from Europe may result in our facing increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity.

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

We carry master product liability insurance of $5.0 million per occurrence and $5.0 million in the aggregate in the United States. For studies conducted in certain countries outside the United States, we maintain local admitted policies with varying limits. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

As of December 31, 2021 and 2020, we had federal and state net operating loss carryforwards of $313.0 million and $214.0 million, respectively, and federal research and development tax credit carryforwards of approximately $6.2 million and $3.7 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2038 (other than federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration and generally may not be carried back to prior taxable years except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years). These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced ownership changes in the past. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurred or occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations. For taxable years beginning after December 31, 2020, deductions for federal net operating losses arising in taxable years beginning after December 31, 2017 may only offset 80% of taxable income.

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

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network (relevant to AVR-RD-01 and our Fabry program, which we deprioritized in January 2022) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher type 1 program). In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin (relevant to AVR-RD-03 and our Pompe program), GenStem Therapeutics, Inc., which was subsequently assigned to Papillon Therapeutics, Inc., or Papillon, (relevant to AVR-RD-04 and our cystinosis program) and The University of Manchester (relevant to AVR-RD-05 and our Hunter program), directed to compositions and methods related to the manufacture and use of AVR-RD-03, AVR-RD-04 and AVR-RD-05, respectively. Any termination of these licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates.

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

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with Papillon, BioMarin, the rights holders associated with Lund University, and The University of Manchester, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Some of the intellectual property rights we have licensed, including rights licensed to us by Papillon, may have been generated through the use of U.S. government and California state funding and may therefore be subject to certain federal and state laws and regulations. For example, with respect to the AVR-RD-04 program for cystinosis, the NIH previously granted funding to UCSD for certain research in connection with the development of UCSD’s gene therapy program for cystinosis, which we originally licensed from GenStem Therapeutics, Inc., who subsequently assigned the license to Papillon. As a result, the U.S. government may have certain rights to intellectual property embodied in our AVR-RD-04 program, or in other product candidates to the extent funded by the U.S. government pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM, which has granted funds for the study of AVR-RD-04 for cystinosis, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California.

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

We have registered the marks “AVROBIO” and “plato” with the USPTO and in certain other countries, but we do not have trademarks or trademark applications with the USPTO for the marks “AVRO” or the AVROBIO logo. In the future, even if we apply for registration of these marks, there can be no assurance that such registration will be approved. Once registered, our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through March 1, 2022, the trading price of our common stock has ranged from $53.70 to $1.28. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of March 10, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 36% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 1, 2022, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. In addition, Russia’s invasion of Ukraine in February 2022 may lead to a prolonged, adverse impact on global economic, social and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. For example, while we do not have any current operations in Ukraine or Russia, we do not know the extent to which Russia’s invasion of Ukraine could impact any of our current suppliers and their ability to provide us with supplies and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts. Our current leased facility for our corporate headquarters encompasses approximately 11,218 square feet of office space. The lease for this facility expires in January 2023. In August 2018, we entered into a sub-sublease for 13,643 square feet of laboratory space located in Cambridge Massachusetts, or the Lab Sub-Sublease, which was set to expire in April 2022. In January 2022, we amended the Lab Sub-Sublease to increase the premises to a total of 26,114 square feet and extend the term through April 30, 2023. In June 2020, we entered into a lease agreement for 3,885 square feet office space located in Toronto, Ontario, Canada, which expires in June 2025. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space or alternative space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “AVRO”. Trading of our common stock commenced on June 21, 2018, following the completion of our initial public offering. Prior to that time, there was no established public trading market for our common stock.

Holders of Common Stock

As of March 10, 2022, the number of holders of record of our common stock was eight. The number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not sell any unregistered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading clinical-stage gene therapy company with a mission to free people from a lifetime of genetic disease.  Our company is focused on developing potentially curative ex vivo lentiviral-based gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $3.4 billion in worldwide net sales in 2021.

Our initial pipeline is comprised of five lentiviral-based gene therapy programs: AVR-RD-04 for the treatment of cystinosis; AVR-RD-02 for the treatment of Gaucher disease type 1; AVR-RD-05 for the treatment of Hunter syndrome; AVR-RD-06 for the treatment of Gaucher disease type 3; and AVR-RD-03 for the treatment of Pompe disease.

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 collaborator-sponsored clinical trial, and as of March 1, 2022 four patients have been dosed. Three patients have been dosed as of March 1, 2022 in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 1, which we refer to as the Guard1 clinical trial, and we are actively recruiting additional potential patients for our currently active sites. AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and a Phase 1/2 investigator-sponsored clinical trial is expected to be initiated in 2023. AVR-RD-06 is our preclinical program for the treatment of Gaucher disease type 3, and we expect to engage with regulatory authorities this year to discuss a potential Phase 2/3 clinical trial. Our AVR-RD-03 program for Pompe disease has completed preclinical development, and we are planning to engage with regulatory authorities this year to discuss a potential path to the clinic with the goal of initiating a clinical trial in 2023. In January 2022 we announced the deprioritization of AVR-RD-01, our investigational gene therapy program for Fabry disease. This decision was made due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed patients in the Company’s Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease, which we refer to as the FAB-GT clinical trial. As a result of the deprioritization, the Company has stopped enrollment of its Phase 2 FAB-GT clinical trial and will focus on its other pipeline programs.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through December 31, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market” (ATM) facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $119.1 million and $119.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $383.5 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our pipeline consists of five investigational gene therapies, two of which are currently in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our “at-the-market” facility, or ATM Facility, as well as proceeds from our Loan and Security Agreement, or Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of December 31, 2021, we had cash and cash equivalents of $189.6 million. We believe that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Year Ended December 31,
	2021	2020
Fabry	$12,402	$11,483
Gaucher	6,748	7,546
Pompe	3,073	5,593
Cystinosis	5,104	1,225
Hunter	2,294	8,728
Other research activities	199	5,138
Unallocated research and development expenses	53,294	47,523
Total research and development expenses	$83,114	$87,236

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

Other (Expense) Income, net

Other (expense) income, net primarily consists of interest income earned on our cash and cash equivalents, changes in foreign currency, and interest expense related to our Term Loan Agreement.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our consolidated results of operations (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$83,114	$87,236	$(4,122)
General and administrative	35,727	32,992	2,735
Total operating expenses	118,841	120,228	(1,387)
Loss from operations	(118,841)	(120,228)	1,387
Other (expense) income:
Interest (expense) income, net	(224)	719	(943)
Other expense	(61)	(203)	142
Total other (expense) income, net	(285)	516	(801)
Net loss	$(119,126)	$(119,712)	$586

Research and Development Expenses

Research and development expenses decreased by $4.1 million to $83.1 million for the year ended December 31, 2021, from approximately $87.2 million for the year ended December 31, 2020. This decrease was attributable to $9.1 million in non-recurring license fees incurred in 2020, which included an $8.0 million expense related to a one-time, upfront fee paid as consideration for in-licensing the Hunter syndrome program, a $1.2 million decrease in non-cash stock-based compensation, and a $0.5 million decrease in other expenses. These decreases were partially offset by a $6.7 million increase in personnel-related costs.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million to $35.7 million for the year ended December 31, 2021, from $33.0 million for the year ended December 31, 2020. This increase was attributable to a $4.2 million increase in non-cash stock-based compensation and a $1.5 million increase in personnel-related costs, offset in part by a decrease in other expenses, primarily related to facilities costs, professional fees and legal fees, of $3.0 million.

Other (Expense) Income, net

Other (expense) income, net was $(0.3) million for the year ended December 31, 2021, compared to $0.5 million of other income, net for the year ended December 31, 2020. The change was primarily due to a decrease of $0.6 million related to a decrease in interest income and $0.2 million in interest expense related to the Term Loan Agreement which was entered into during 2021.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our initial public offering, or IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM Facility, as well as through our Term Loan Agreement. Through December 31, 2021, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our IPO and follow-on public offerings; $23.5 million in gross proceeds from the sale of our common stock under our ATM Facility; and we had drawn $15.0 million in term loans under our Term Loan Agreement.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM Facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of December 31, 2021, approximately $26.5 million of common stock remained available for future issuance under the ATM Facility.

On November 2, 2021, or the Closing Date, we entered into the Term Loan Agreement. The Term Loan Agreement provided for (i) on the Closing Date, $30.0 million aggregate principal amount of term loans available through October 31, 2023; (ii) an additional $20.0 million in term loan facilities available through October 31, 2023 upon the achievement of certain regulatory or clinical milestones prior to the time of draw, or the Milestone Funding; and (iii) an additional discretionary $15.0 million term loan facility available upon our request and approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $15.0 million in term loans on the Closing Date. As a result of the deprioritization of our Fabry disease program, we are no longer able to draw the $20.0 million of Milestone Funding per the terms of the Term Loan Agreement. The loan repayment schedule provides for interest only payments until November 1, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on October 1, 2026.

As of December 31, 2021, we had cash and cash equivalents of $189.6 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(98,025)	$(98,803)
Net cash used in investing activities	(2,461)	(1,177)
Net cash provided by financing activities	30,371	172,619
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,115)	$72,639

Operating Activities

During the year ended December 31, 2021, operating activities used $98.0 million of cash and cash equivalents, resulting from our net loss of $119.1 million, partially off-set by net cash provided by changes in our operating assets and liabilities of $1.3 million and non-cash charges of $19.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consists primarily of a $2.1 million increase in accrued expenses and other current liabilities, a $0.4 million decrease in other assets, and a $0.8 million increase in accounts payable, partially offset by a $2.0 million increase in prepaid expenses and other current assets. The increase in accrued expenses and other current liabilities was primarily due to an increase in accrued compensation and benefit costs.

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

Investing Activities

Net cash used in investing activities was $2.5 million for the year ended December 31, 2021 compared to $1.2 million for the year ended December 31, 2020. The increase in cash used in investing activities was primarily due to an increase in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $30.4 million for the year ended December 31, 2021 compared to $172.6 million for the year ended December 31, 2020. The decrease in cash provided by financing activities was primarily due to the $14.6 million in proceeds raised through our ATM Facility in 2021 and $15.0 million raised through the Term Loan Agreement in 2021, as compared to proceeds of $164.1 million raised collectively from the February 2020 Follow-On Offering and November 2020 Follow-On Offering, and proceeds of $8.1 million raised from our ATM Facility in 2020.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

•	continue our development of our product candidates, including continuing enrollment in the ongoing collaborator-sponsored clinical trial of AVR-RD-04 and our ongoing clinical trial of AVR-RD-02;
•	initiate additional clinical trials and preclinical studies for our other current and future product candidates;
•	seek to identify and develop or in-license or acquire additional product candidates and technologies;
•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	hire and retain additional personnel, such as clinical, quality control, and scientific personnel;
•	expand our infrastructure, office space and facilities to accommodate our employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

We believe that our $189.6 million of existing cash and cash equivalents as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$1,725	$1,297	$428	$—	$—
Total	$1,725	$1,297	$428	$—	$—

(1)

Represents future minimum lease payments under our non-cancelable operating leases for office and laboratory space, which are located in Cambridge, Massachusetts and Toronto, Canada. Those leases will expire from January 2023 to June 2025. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

In addition, pursuant to our license agreements with UHN, BioMarin, The University of Manchester, Papillon Therapeutics and the Lund University rights holders, we are required to make certain milestone and royalty payments to our licensors. See “Business—License Agreements” for additional details regarding our payment obligations to these licensors.

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

Modifications to stock-based awards are treated as an exchange of the original award for a new award with total compensation equal to the grant-date fair value of the original award plus any incremental value of the modification. The incremental value is based on the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2021, we had cash and cash equivalents of $189.6 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the years ended December 31, 2021 and 2020, we recognized immaterial foreign currency transaction losses. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

As we continue to grow our business, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

All financial statements and supplementary data required to be filed hereunder are filed as listed under Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2022 Proxy Statement, which we expect to file with the SEC no later than April 29, 2022.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item with respect to our directors and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

Not Applicable.

AVROBIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVROBIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVROBIO, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 17, 2022

AVROBIO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$189,567	$259,682
Prepaid expenses and other current assets	9,578	7,560
Total current assets	199,145	267,242
Property and equipment, net	4,126	3,064
Restricted cash	492	492
Other assets	74	436
Total assets	$203,837	$271,234
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,486	$2,682
Accrued expenses and other current liabilities	15,638	13,693
Deferred rent	262	239
Total current liabilities	19,386	16,614
Note payable, net of discount	14,945	—
Deferred rent, net of current portion	30	276
Total liabilities	34,361	16,890
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 150,000 shares authorized as of December 31, 2021 and 2020; 43,652 and 41,569 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	553,014	518,756
Accumulated deficit	(383,542)	(264,416)
Total stockholders’ equity	169,476	254,344
Total liabilities and stockholders' equity	$203,837	$271,234

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$83,114	$87,236
General and administrative	35,727	32,992
Total operating expenses	118,841	120,228
Loss from operations	(118,841)	(120,228)
Other (expense) income:
Interest (expense) income, net	(224)	719
Other expense, net	(61)	(203)
Total other (expense) income, net	(285)	516
Net loss	$(119,126)	$(119,712)
Comprehensive loss	$(119,126)	$(119,712)
Net loss per share —basic and diluted	$(2.78)	$(3.31)
Weighted-average number of common shares outstanding—basic and diluted	42,854	36,206

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	31,643	$3	$330,714	$(144,704)	$186,013
Vesting of restricted stock awards and units	31	—	—	—	—
Exercise of stock options	148	—	270	—	270
Issuance of common stock upon public offerings, net of offering costs of $697	9,350	1	163,848	—	163,849
Issuance of common stock under ATM facility, net of offering costs of $67	384	—	8,130	—	8,130
Issuance of common stock under 2018 employee stock purchase plan	13	—	166	—	166
Stock-based compensation expense	—	—	15,628	—	15,628
Net loss	—	—	—	(119,712)	(119,712)
Balance as of December 31, 2020	41,569	4	518,756	(264,416)	254,344
Stock-based compensation expense	—	—	18,579	—	18,579
Vesting of restricted stock units	1	—	—	—	—
Exercise of stock options	226	—	920	—	920
Issuance of common stock under ATM facility, net of offering costs of $47	1,829	—	14,550	—	14,550
Issuance of common stock under 2018 employee stock purchase plan	27	—	209	—	209
Net loss	—	—	—	(119,126)	(119,126)
Balance as of December 31, 2021	43,652	$4	$553,014	$(383,542)	$169,476

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(119,126)	$(119,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	18,579	15,628
Depreciation and amortization expense	1,399	1,207
Deferred rent expense	(223)	(183)
Other	49	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,018)	1,098
Other assets	362	84
Accounts payable	804	(881)
Accrued expenses and other current liabilities	2,149	3,936
Net cash used in operating activities	(98,025)	(98,803)
Cash flows from investing activities:
Purchases of property and equipment	(2,461)	(1,177)
Net cash used in investing activities	(2,461)	(1,177)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of public offerings, net of offering costs	(205)	164,053
Proceeds from long-term debt	15,000	—
Payments of issuance cost related to long-term debt	(103)	—
Proceeds from issuance of common stock under ATM facility, net of offering costs	14,550	8,130
Exercise of stock options	920	270
Proceeds from issuance of common stock under 2018 employee stock purchase plan	209	166
Net cash provided by financing activities	30,371	172,619
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,115)	72,639
Cash, cash equivalents and restricted cash at beginning of period	260,174	187,535
Cash, cash equivalents and restricted cash at end of period	$190,059	$260,174
Supplemental Cash:
Interest paid	$98	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock offering costs incurred but unpaid at period end	$—	$205
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents, end of period	$189,567	$259,682
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$190,059	$260,174

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

The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. Since inception, the Company has funded its operations through sales of preferred stock and common stock and a term loan facility. As of December 31, 2021, the Company had an accumulated deficit of $383,542. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of December 31, 2021 of $189,567 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Annual Report on Form 10-K with the SEC. However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at acquisition to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents were primarily held in interest-bearing money market funds.

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2021 and 2020 due to the short‑term nature of these instruments.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment loss during the years ended December 31, 2021 and 2020.

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

Foreign Currency Translation

The functional currency of the Company’s international operations in Canada and Australia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate, while expenses are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the Canadian and Australian subsidiaries are recorded within other (expense) income, net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2021 and 2020, the Company recorded foreign exchange losses of $61 and $203, respectively, in other expense in the consolidated statements of operations and comprehensive loss.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2021, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 14.

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

As part of the agreement, the Company is obligated to make milestone payments of up to an aggregate of $80,000 upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-

by-country basis, of a mid-single digit percentage based on net sales of products licensed under the agreement and to pay a low double-digit percentage of any sublicense fees received by the Company. The next anticipated payment milestones under the MPSII License Agreement include $2,000, which would become due following the date of regulatory approval of the clinical trial application for the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM, and $4,000, upon the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM.

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

Concurrently with the MPSII License Agreement, the Company entered into a collaborative research funding agreement with UoM (“CRFA”). Under the CRFA, the Company has agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which are currently estimated to equal approximately £9,900 in the aggregate.

For the years ended December 31, 2021 and 2020, the Company recognized $1,437 and $565, respectively, of costs related to the CRFA.

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

Under this agreement, the Company paid an option fee of CAD$20, an upfront license fee of CAD$75, plus the annual license maintenance fee for the first year. Thereafter, the Company is also required to pay UHN future annual license maintenance fees until the first sale of a licensed product in certain markets. The Company is also obligated to make future milestone payments in an aggregate amount of up to CAD$2,450 upon the achievement of specified milestones as well as royalties on a country-by-country basis of a low to mid-single-digit percentage of annual net sales of licensed products and a lower single-digit royalty percentage in certain circumstances. Additionally, the Company has agreed to pay a low double-digit royalty percentage of all sublicensing revenue.

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

For the years ended December 31, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $209 and $344, respectively, which consists of reimbursable funded study trial costs and license maintenance fees. No milestone fees were incurred related to the Fabry license agreement in the years ended December 31, 2021 and 2020.

Interleukin 12 License Agreement—

On January 27, 2016, the Company entered into an exclusive license agreement with UHN, pursuant to which UHN granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights related to Interleukin 12. Upon execution of this agreement, the Company paid an upfront license fee of CAD$264. In addition, as part of the initial consideration for the license, the Company issued to UHN 1,161,665 shares of the Company’s common stock and agreed to pay UHN up to $2,000 upon the closing of an IPO if certain criteria are met. The fair value of the shares issued to UHN of $480 and the upfront fee was expensed upon the execution of the agreement. Upon the closing of the IPO in 2018, as the criteria were met, the Company paid UHN $2,000. The Company is also required to pay UHN future annual license maintenance fees of CAD$50 on each anniversary of the effective date of the license agreement prior to expiration or termination and potential future milestone payments of up to CAD$19,275 upon the achievement of specified clinical and regulatory milestones. The Company also agreed to pay UHN royalties of a low single-digit percentage of net sales of licensed products sold by the Company. If the Company grants any sublicense rights under the license agreement, the Company has agreed to pay UHN a low double-digit royalty percentage of any sublicense income received by the Company.

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

For the years ended December 31, 2021 and 2020, the Company recorded research and development expense related to this agreement with UHN of $39 and $37, respectively, which consists of license maintenance fees. No milestone fees were incurred related to the Interleukin 12 license agreement in the years ended December 31, 2021 and 2020.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. The license agreement was amended in February 2018 and again in January 2020 to, among things, provide that BioMarin would supply the Company with certain technology materials. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of the Company’s Series B Preferred Stock financing in January 2018. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. No expenses related to the license were recorded for the years ended December 31, 2021 and 2020.

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

Agreement with Papillon Therapeutics, Inc. (previously GenStem Therapeutics, Inc.)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. In October 2021, the Company received noticed that the license agreement with GenStem had been assigned to Papillon Therapeutics, Inc. (“Papillon”).

No expenses related to the license were recorded for the years ended December 31, 2021 and 2020.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No expenses related to the license were recorded for the years ended December 31, 2021 and 2020.

4. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 and 2020:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$189,332	$—	$—	$189,332
	$189,332	$—	$—	$189,332

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$44,416	$—	$—	$44,416
	$44,416	$—	$—	$44,416

During the years ended December 31, 2021 and 2020, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Tax incentive refund	$2,697	$2,558
Prepaid research and development expenses	4,496	3,145
Prepaid insurance	112	973
Prepaid compensation benefits	575	609
Interest income receivable	—	4
Other current assets	1,698	271
Prepaid expenses and other current assets	$9,578	$7,560

Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Laboratory and office equipment	$6,162	$3,965
Leasehold improvements	1,635	1,377
Computer equipment	149	143
	7,946	5,485
Less: Accumulated depreciation and amortization	(3,820)	(2,421)
Property and equipment, net	$4,126	$3,064

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $1,399 and $1,207, respectively.

Restricted Cash

As of December 31, 2021 and 2020, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

	December 31,
	2021	2020
Restricted cash	$492	$492

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
Compensation and benefit costs	$5,579	$6,402
Research and development expenses	8,882	5,847
Consulting and professional fees	999	1,096
Other liabilities	178	348
	$15,638	$13,693

6. Commitments and Contingencies

Lease Agreements

On January 12, 2018, the Company entered into a lease agreement for office space located in Cambridge, Massachusetts. The lease agreement expires in January 2023. The annual lease payments are subject to a 3% increase each year. The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company received a tenant incentive allowance of $842 in 2018. Such incentive allowance is being amortized as a reduction of rent expense on a straight-line basis over the lease period. In accordance with the lease agreement, the Company is required to maintain a security deposit of $209, which was recorded in restricted cash as of December 31, 2021 and 2020.

On August 31, 2018, the Company entered into a sub-lease agreement for lab space located in Cambridge Massachusetts, United States, which was set to expire in October 2020. On June 9, 2020, the Company amended the terms of the sublease, which was set to expire in April 2022. Effective January 1, 2022, the Company amended the terms of the sublease, which is now set to expire in April 2023. The annual lease payments are subject to a 5% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in restricted cash as of December 31, 2021 and 2020.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025. The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 3 through 5. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD$27, which was recorded in other long-term assets as of December 31, 2021 and 2020.

The Company recorded rent expense of $2,648 and $2,352 during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the future minimum lease payments due under operating leases as of December 31, 2021:

Year Ending December 31,
2022	$1,297
2023	208
2024	147
2025	73
$1,725

Other Funding Commitments

As of December 31, 2021, the Company had several ongoing clinical and non-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of December 31, 2021 and 2020, or royalties on future sales of specified products. No milestone or royalty payments under these agreements are expected to be payable in the immediate future. See Note 3 “Licenses Agreements” for discussion of these arrangements.

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

7. Note Payable

On November 2, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) is available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the Closing Date. Subject to the terms and conditions of the Loan Agreement, the first tranche allows the Company to borrow an additional $15,000 through October 31, 2023.  Upon satisfaction of certain milestones, the second and third tranches are available under the Term Loan Facility which allows the Company to borrow an additional amount up to $10,000 in each tranche through October 31, 2023. Additionally, the Company may seek to borrow up to an additional $15,000 at the sole discretion of the lender through the term of the Loan Agreement. The Loan Agreement matures on October 1, 2026 (the “Maturity Date”). The Company is required to pay an end of term fee (“End of Term Charge”) equal to 9.00% of the aggregate principal amount of the Term Loan advances upon repayment.

Advances under the Term Loan Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.85%, and (ii) 8.10%. The Company will make interest only payments through November 1, 2024. Following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through October 1, 2026.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge (the “Prepayment Premium”) equal to: (a) 1.50% of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (b) 1.00% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date, and (c) 0.00% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company will pay (in addition to any Prepayment Premium) an end of term charge of 9.0% of the aggregate funded amount under the Term Loan Facility.

The Term Loan Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others.

The End of Term Charge is recorded as a debt discount with an initial carrying balance of $1,350. During the year ended December 31, 2021 the Company recognized $103 of debt issuance costs related to legal expenses that has been included in the debt discount balance. The debt discount costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan Agreement is approximately 11.12%.

As of December 31, 2021 the carrying value of the note payable consists of the following:

December 31, 2021
(in thousands)
Note payable, including End of Term Charge	16,350
Debt discount, net of accretion	(1,405)
Note payable, net of discount, long-term	14,945

As of December 31, 2021, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principle
2022	$—
2023	—
2024	1,875
2025	7,500
2026	5,625
Total	$15,000

During the year ended December 31, 2021, the Company recognized $203 of interest expense related to the Loan Agreement, which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive loss.

8. Common Stock

As of December 31, 2021 and 2020, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of undesignated preferred stock. As of December 31, 2021 and 2020, no undesignated shares of preferred stock were outstanding.

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

Through December 31, 2021, no cash dividends have been declared or paid.

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

  In May 2021, the Company sold an aggregate of 1,829,268 shares of common stock under the ATM Facility for net proceeds, after deducting commissions and other offering expenses payable by the Company, of $14,550. As of December 31, 2021, approximately $26,549 of common stock remained available for future issuance under the ATM Facility.

Common Stock Reserved for Future Issuance

As of December 31, 2021 and 2020, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2021	2020
Shares reserved for exercise of outstanding stock options	7,423,777	5,559,545
Shares reserved for vesting of restricted stock units	599,850	1,198
Shares reserved for issuance under the 2018 Stock Option and Incentive Plan	2,583,736	3,877,478
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,151,010	762,900
Shares reserved for issuance under the 2019 Inducement Plan	412,686	365,050
Shares reserved for issuance under the 2020 Inducement Plan	1,637,000	1,700,000
Total shares of authorized common stock reserved for future issuance	13,808,059	12,266,171

9. Stock-Based Compensation

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

The number of shares of common stock available for future grant under the 2018 Plan was 2,583,736 as of December 31, 2021, which does not include the shares added to the 2018 Plan reserve on January 1, 2022 as a result of the Plan Evergreen for the year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company granted options to purchase 4,253,232 and, 3,019,663 shares, respectively, of common stock to employees, nonemployees and members of the Board.

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

During the years ended December 31, 2021 and 2020, the Company issued 27,580 and 13,425 shares, respectively of common stock. The total number of shares of common stock available for future grant was 1,151,010 as of December 31, 2021, which does not include the shares added to the ESPP reserve on January 1, 2022 as a result of the ESPP Evergreen for the year ended December 31, 2021.

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

The number of shares of common stock available for future grant under the 2019 Plan was 412,686 as of December 31, 2021.

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

The number of shares of common stock available for future grant under the 2020 Plan was 1,637,000 as of December 31, 2021.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020
Expected option life (years)	6.06	6.00
Risk-free interest rate	0.80%	0.76%
Expected volatility	81.22%	76.02%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	5,559,545	$14.97	7.65	$13,511
Granted	4,253,232	$12.64
Exercised	(226,180)	$4.07
Cancelled or forfeited	(2,162,820)	$16.55
Outstanding as of December 31, 2021	7,423,777	$13.54	6.79	$1,468,969
Exercisable as of December 31, 2021	2,690,230	$12.87	5.69	$1,466,939

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $1,826 and $2,077, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the years ended December 31, 2021 and 2020 was $8.70 and $12.28, respectively.

Restricted Common Stock

The Company has granted restricted common stock (or restricted stock awards) with time-based vesting conditions to certain employees of the Company. The purchase price of the restricted stock awards are determined by the Board. Unvested shares of restricted stock awards may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The Company has the option to repurchase the restricted stock awards at the original purchase price if the grantee terminates its working relationship with the Company prior to the vesting date. There were no unvested restricted stock awards as of December 31, 2021.

Restricted stock units

Restricted stock units represent an unsecured promise to grant at no cost a set number of shares of common stock upon vesting. With respect to restricted stock units, recipients are not entitled to cash dividends and have no voting rights during the vesting period.

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2020	1,198	$15.65
Granted	771,600	$9.63
Vested	(575)	$15.65
Forfeited, cancelled or expired	(172,373)	$9.63
Issued and unvested as of December 31, 2021	599,850	$9.64

The total fair value of restricted stock awards and restricted stock units vested during the years ended December 31, 2021 and 2020 was $5 and $29, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2021	2020
Research and development	$6,996	$8,207
General and administrative	11,583	7,421
Total stock-based compensation expense	$18,579	$15,628

As of December 31, 2021, total unrecognized compensation cost related to unvested stock-based awards was $43,331, which is expected to be recognized over a weighted-average period of 2.82 years.

As of December 31, 2020, the Company modified certain awards in conjunction with employee terminations. The modification provided for the extension of the post-employment exercise period. The modifications resulted in approximately $417 of additional research and development expenses for the year ended December 31, 2020.

10. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of the Board, the Company may elect to match employee contributions. Currently, the Company makes matching contributions at a rate of 50% of the first 6% of employee contributions. The Company recorded $593 and $468 of expenses related to its 401(k) match for the years ended December 31, 2021 and 2020, respectively.

11. Income Taxes

For the years ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company’s operations are predominantly based in the United States and the Company’s foreign subsidiaries generated de minimis losses for the years ended December 31, 2021 and 2020.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective tax rate as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	5.6%
Permanent differences	-1.2%	-0.6%
Foreign rate differential	0.1%	0.1%
Research and development tax credits	2.0%	2.3%
Change in valuation allowance	-27.9%	-28.3%
Provision to Return	0.0%	-0.1%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
U.S., foreign and state net operating loss carryforwards	$84,102	$57,705
Research and development credits	7,821	4,383
Capitalized start up and organizational costs	26	29
Equity based compensation	3,926	2,944
Licensing agreements	3,749	4,004
Accruals and other	1,376	1,587
Total deferred tax assets	101,000	70,652
Valuation allowance	(100,893)	(70,492)
Net deferred tax assets	$107	$160
Deferred tax liabilities:
Property and equipment	$(107)	$(160)
Total deferred tax liabilities	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2021 and 2020, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased by $30,401 and $32,066 during the years ended December 31, 2021 and 2020, respectively, due primarily to net operating losses generated.

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of $312,967 and $213,991, respectively, that may be available to offset future income tax liabilities. The U.S. federal tax operating loss carryforwards of approximately $17,743 will expire at various dates through 2037. Approximately $295,224 of the U.S. federal tax operating losses can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company also had U.S. state net operating loss carryforwards of $290,500 and $201,642, respectively, which may be available to offset future taxable income. These losses expire at various dates beginning in 2041.

As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of $6,234 and $3,677, respectively. Included in the $6,234 of federal tax credit carryforwards are $1,959 of orphan drug credits. Through the year ended December 31, 2020 the Company qualifies for, and has elected to, apply part of its federal research credits against its payroll tax liability in accordance with certain provisions of the Internal Revenue Code. The amount applied towards the Company’s payroll tax liability is capped at $250 per year. The federal research credits generated in excess of the $250 cap are able to be carried forward for 20 years. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $1,959 and $894, respectively, available to reduce future tax liabilities which expire at various dates beginning in 2037. For all years through December 31, 2021, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards.

As the Company carries out extensive research and development activities, it seeks to benefit from the Australian research and development tax credit cash rebate regime. Under this regime, the Company’s Australian subsidiary may be eligible to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 43.5% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables, certain internal overhead costs and subcontracted expenditures as part of research projects for which the Company does not receive income. For the year ended December 31, 2021 and 2020, the Company recorded $1,210 and $589, respectively, in research and development tax credits as an offset to research and development expenses in the consolidated statement of operations and comprehensive loss.

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

The Company files income tax returns in the United States, Australia and Canada, and in several states. The foreign, federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by foreign tax authorities, the Internal Revenue Service, or state tax authorities to the extent utilized in a future period.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	7,423,777	5,559,545
Restricted stock awards and units	599,850	1,198

13. Related Party Transactions

UHN

In connection with the Company’s entry into a license agreement with UHN on January 27, 2016, the Company issued UHN 1,161,665 shares of its common stock. Upon the closing of the IPO in 2018, as UHN’s fully-diluted percentage ownership of the Company was reduced within a range of specified percentages, the Company was obligated to pay UHN an amount of $2,000, which was paid in July 2018. For the years ended December 31, 2021 and 2020, the Company recognized $248 and $381, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the years ended December 31, 2021 and 2020, the Company recorded expenses of $1,523 and $1,488, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the board.

14. Subsequent Events

The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2021 through the filing date of this Annual Report on Form 10-K with the SEC, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these consolidated financial statements and as described below.

In January 2022 the Company announced the deprioritization of AVR-RD-01, its investigational gene therapy program for Fabry disease. This decision was made due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed patients in the Company’s Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease, which the Company refers to as the FAB-GT clinical trial. The emergence of such new data would have significantly extended the program’s development timeline. That development, coupled with an increasingly challenging market and regulatory environment for Fabry disease, were among the primary factors leading to the Company’s deprioritization of its Fabry program. As a result of the deprioritization, the Company has stopped enrollment of its Phase 2 FAB-GT clinical trial and will focus on its other pipeline programs.

In connection with the deprioritization of AVR-RD-01 noted above, in January, 2022, the Company approved changes to the Company’s organization as well as a broader operational cost reduction plan. As part of this plan, the Company approved a reduction in the Company’s workforce by approximately 23% across different areas and functions in the Company (the “Workforce Reduction”). The Workforce Reduction is expected to be substantially complete in the first quarter of 2022.

Affected employees were offered separation benefits, including severance payments. The Company estimates that the severance and termination-related costs will total approximately $2.5 million in the aggregate and expects to record these charges in the first quarter of 2022. The Company expects that payments of these costs will be substantially complete through the end of the first quarter of 2022.

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
10.11†

License Agreement, by and between the Registrant and GenStem Therapeutics, Inc., dated October 2, 2017 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

10.12#

Amended and Restated Employment Agreement, by and between the Registrant and Geoff MacKay, effective as of June 25, 2018 (filed as Exhibit 10.9 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No.  333-225213) and incorporated herein by reference)

10.13#

Amendment to Employment Agreement, by and between the Registrant and Geoff MacKay, dated April 5, 2021 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference

10.14#

Employment Agreement, by and between the Registrant and Erik Ostrowski, dated December 17, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-38537) and incorporated herein by reference)

10.15#

Amendment to Employment Agreement, by and between the Registrant and Erik Ostrowski, dated April 5, 2021 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference

10.16#

Employment Agreement, by and between the Registrant and Steven Avruch, dated December 17, 2018 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.17#

Amendment to Employment Agreement, by and between the Registrant and Steven Avruch, dated April 5, 2021 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference

10.18#

Employment Agreement, by and between the Registrant and Deanna Petersen, dated September 1, 2018 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.19#

Amendment to Employment Agreement, by and between the Registrant and Deanna Petersen, dated April 5, 2021 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference)

10.20#

Employment Agreement, by and between the Registrant and Chris Mason, dated September 1, 2018 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2021 (File No. 001-38537) and incorporated herein by reference)

10.21#

Amendment to Employment Agreement, by and between the Registrant and Chris Mason, dated April 5, 2021 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference)

10.22#	Employment Agreement, by and between the Registrant and Essra Ridha, dated October 6, 2021

10.23#

2018 Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.24

Lease Agreement, dated as of January 12, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No.  333-225213) and incorporated herein by reference)

10.25#

2019 Inducement Plan and form of award agreement thereunder (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 20, 2019 (File No.  333-235643) and incorporated herein by reference)

10.26#

Form of 2019 Inducement Stock Option Award (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 25, 2019 (File No. 333-230493) and incorporated herein by reference)

10.27#

2020 Inducement Plan and form of award agreement thereunder (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2021 (File No. 001-38537) and incorporated herein by reference)

EXHIBIT NO.	EXHIBIT INDEX

10.28

Loan and Security Agreement, dated November 2, 2021, by and among the Registrant, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2021 (File No. 001-38537) and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

†	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
††	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2022.

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

Name	Title	Date

/s/ Geoff MacKay Geoff MacKay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022

/s/ Erik Ostrowski Erik Ostrowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2022

/s/ Bruce Booth Bruce Booth, D.Phil.	Chairman of the Board of Directors	March 17, 2022

/s/ Ian T. Clark Ian T. Clark	Director	March 17, 2022

/s/ Gail Farfel, Ph.D. Gail Farfel	Director	March 17, 2022

/s/ Phillip B. Donenberg Phillip B. Donenberg	Director	March 17, 2022

/s/ Annalisa Jenkins Annalisa Jenkins, M.B.B.S., F.R.C.P	Director	March 17, 2022

/s/ Christopher Paige Christopher Paige, Ph.D.	Director	March 17, 2022

/s/ Philip J. Vickers Philip J. Vickers, Ph.D.	Director	March 17, 2022