Form 10-Q
period 2022-03-31
AVROBIO, Inc.
filed 2022-05-10
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 43,696,470 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of Risk Factors

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

•

We currently rely, and expect to continue to rely, on sole source suppliers for our automated, closed cell processing system; vector supply; plasmid supply; cell culture media supply; and drug product manufacturing. In addition, we are dependent on a limited number of suppliers for some of our other components and materials used in our product candidates.

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

v

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$161,663	$189,567
Prepaid expenses and other current assets	9,258	9,578
Total current assets	170,921	199,145
Property and equipment, net	3,867	4,126
Restricted cash	492	492
Other assets	63	74
Total assets	$175,343	$203,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,037	$3,486
Accrued expenses and other current liabilities	12,879	15,638
Deferred rent	214	262
Total current liabilities	17,130	19,386
Note payable, net of discount	15,020	14,945
Deferred rent, net of current portion	30	30
Total liabilities	32,180	34,361
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized; 43,696 and 43,652 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	556,534	553,014
Accumulated deficit	(413,375)	(383,542)
Total stockholders’ equity	143,163	169,476
Total liabilities and stockholders’ equity	$175,343	$203,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$19,253	$18,527
General and administrative	10,165	8,357
Total operating expenses	29,418	26,884
Loss from operations	(29,418)	(26,884)
Other (expense) income:
Interest (expense) income, net	(370)	10
Other expense, net	(45)	(25)
Total other (expense), net	(415)	(15)
Net loss	$(29,833)	$(26,899)
Comprehensive loss	$(29,833)	$(26,899)
Net loss per share — basic and diluted	$(0.68)	$(0.65)
Weighted-average number of common shares outstanding — basic and diluted	43,695	41,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344
Stock-based compensation expense	—	—	4,635	—	4,635
Exercise of stock options	197	—	850	—	850
Net loss	—	—	—	(26,899)	(26,899)
Balance as of March 31, 2021	41,766	4	524,241	(291,315)	232,930

	Three Months Ended March 31, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	43,652	$4	$553,014	$(383,542)	$169,476
Stock-based compensation expense	—	—	3,378	—	3,378
Issuance of common stock under 2018 employee stock purchase plan	44	—	142	—	142
Net loss	—	—	—	(29,833)	(29,833)
Balance as of March 31, 2022	43,696	$4	$556,534	$(413,375)	$143,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,833)	$(26,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,378	4,635
Depreciation and amortization expense	399	291
Non-cash interest expense	75	—
Loss on disposal of property and equipment	9	—
Deferred rent expense	(48)	(52)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	320	(1,477)
Other assets	11	10
Accounts payable	551	(26)
Accrued expenses and other current liabilities	(2,876)	(3,821)
Net cash used in operating activities	(28,014)	(27,339)
Cash flows from investing activities:
Purchases of property and equipment	(32)	(115)
Net cash used in investing activities	(32)	(115)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	850
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	—	(51)
Proceeds from issuance of ESPP shares	142	—
Net cash provided by financing activities	142	799
Net decrease in cash, cash equivalents and restricted cash	(27,904)	(26,655)
Cash, cash equivalents and restricted cash at beginning of period	190,059	260,174
Cash, cash equivalents and restricted cash at end of period	$162,155	$233,519
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$117	$42
Interest paid	304	—
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$161,663	$233,027
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$162,155	$233,519

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

The Company has incurred recurring losses since its inception, including net losses of $29,833 and $26,899 for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $413,375. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. In addition, in November 2021 the Company entered into the Term Loan Agreement. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of March 31, 2022 of $161,663 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the results of its operations for the three months ended March 31, 2022 and 2021, its statements of stockholders’ equity for the three months ended March 31, 2022 and 2021 and its statement of cash flows for the three months ended March 31, 2022 and 2021.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2022, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2021, the Company determined the volatility for awards granted up through December 31, 2021 based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. Beginning with options granted in 2022, the Company estimates its expected stock volatility using a weighted-average calculation based on the historical volatility of the Company and publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Concurrently with the MPSII License Agreement, the Company entered into a collaborative research funding agreement with UoM (“CRFA”). Under the CRFA, the Company has agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which are currently expected to equal approximately £9,900 in the aggregate.

For the three months ended March 31, 2022, the Company incurred $963 related to the CRFA. For the three months ended March 31, 2021 the Company incurred no expense related to the CFRA.

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

For the three months ended March 31, 2022 and 2021, the Company recorded research and development expense related to this agreement with UHN of $24 and $44, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 the Company did not incur research and development expense related to this agreement with UHN. For the three months ended March 31, 2021 the Company recorded research and development expense related to this agreement with UHN of $39. No milestone fees were incurred related to this agreement in the three months ended March 31, 2022 and 2021.

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

The Company has recognized no expenses related to the license for the three months ended March 31, 2022 and 2021.

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

The Company has recognized no expenses related to this agreement for the three months ended March 31, 2022 and 2021.

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

The Company has recognized no expenses related to this agreement for the three months ended March 31, 2022 and 2021.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$160,512	$—	$—	$160,512
	$160,512	$—	$—	$160,512

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$189,332	$—	$—	$189,332
	$189,332	$—	$—	$189,332

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the three months ended March 31, 2022, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid research and development expenses	$4,521	$4,496
Tax incentive refund	2,844	2,697
Prepaid insurance	570	112
Prepaid compensation benefits	518	575
Other current assets	805	1,698
	$9,258	$9,578

Property and equipment, net

Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Laboratory and office equipment	$6,302	$6,162
Leasehold improvements	1,635	1,635
Computer equipment	149	149
	8,086	7,946
Less: Accumulated depreciation and amortization	(4,219)	(3,820)
Property and equipment, net	$3,867	$4,126

Depreciation and amortization expense was $399 and $291, respectively, for the three months ended March 31, 2022 and 2021.

Restricted cash

As of March 31, 2022 and December 31, 2021, the Company had restricted cash of $492, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Research and development expenses	$7,396	$8,882
Compensation and benefit costs	4,325	5,579
Consulting and professional fees	978	999
Other liabilities	180	178
	$12,879	$15,638

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

6. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022 and 2021 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2022 and December 31, 2021, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

As of March 31, 2022 the carrying value of the note payable consists of the following:

March 31, 2022
(in thousands)
Note payable, including End of Term Charge	$16,350
Debt discount, net of accretion	(1,330)
Note payable, net of discount, long-term	$15,020

As of March 31, 2022, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principle
2022	$—
2023	—
2024	1,875
2025	7,500
2026	5,625
Total	$15,000

During the three months ended March 31, 2022, the Company recognized $304 of interest expense related to the Loan Agreement which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2021 the Company recognized no interest expense related to the Loan Agreement.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stockholders’ Equity

Common Stock

As of March 31, 2022 and December 31, 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of March 31, 2022 and December 31, 2021, no undesignated preferred stock was outstanding.

As of March 31, 2022, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of March 31, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for future issuance:

	March 31, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options	9,471,305	7,423,777
Shares reserved for vesting of restricted stock units	919,853	599,850
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	1,777,657	2,583,736
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,544,308	1,151,010
Shares reserved for issuance under the 2019 Inducement Plan	573,944	412,686
Shares reserved for issuance under the 2020 Inducement Plan	1,637,000	1,637,000
Total shares of authorized common stock reserved for future issuance	15,924,067	13,808,059

9. Stock-based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Three Months Ended March 31,
	2022	2021
Expected option life (years)	6.00	6.00
Risk-free interest rate	1.67%	0.63%
Expected volatility	80.19%	80.67%
Expected dividend yield	—%	—%

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,423,777	$13.54	6.79	$1,469
Granted	3,125,465	$1.87
Exercised	-	$-
Cancelled or forfeited	(1,077,937)	$13.38
Outstanding as of March 31, 2022	9,471,305	$9.70	7.96	$280
Exercisable as of March 31, 2022	3,194,119	$13.27	5.78	$280

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 was $1,729. No options were exercised during the three months ended March 31, 2022.

The weighted-average grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2022 and 2021 was $1.29 and $10.69, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2021	599,850	$9.64
Granted	646,991	$1.84
Vested	(143)	$15.65
Forfeited, cancelled or expired	(326,845)	$8.16
Issued and unvested as of March 31, 2022	919,853	$4.68

The total fair value of restricted stock units vested during the three months ended March 31, 2022 and 2021 was $1 thousand and $2 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$939	$2,115
General and administrative	2,439	2,520
Total stock-based compensation expense	$3,378	$4,635

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

As of March 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $34,360, which is expected to be recognized over a weighted-average period of 2.78 years.

10. Net Loss Per Share

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	9,471,305	7,663,046
Restricted stock units	919,853	1,055

11. Related Party Transactions

UHN

For the three months ended March 31, 2022 and 2021, the Company recognized $24 and $39, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended March 31, 2022 and 2021, the Company recorded expenses of $794 and $641, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors.

12. Restructuring Activities

In January 2022, the Company announced the deprioritization of AVR-RD-01, its investigational gene therapy program for Fabry disease. This decision was made due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed patients in the Company’s Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease, which the Company refers to as the FAB-GT clinical trial. The emergence of such new data would have significantly extended the program’s development timeline. That development, coupled with an increasingly challenging market and regulatory environment for Fabry disease, were among the primary factors leading to the Company’s deprioritization of its Fabry program. As a result of the deprioritization, the Company has stopped enrollment of its Phase 2 FAB-GT clinical trial and will focus on its other pipeline programs.

In connection with the deprioritization of AVR-RD-01 noted above, in January 2022, the Company approved changes to the Company’s organization as well as a broader operational cost reduction plan. As part of this plan, the Company approved a reduction in the Company’s workforce by approximately 23% across different areas and functions in the Company (the “Workforce Reduction”).

Under the Workforce Reduction, the Company recognized total restructuring expenses of $1,369 for the three months ended March 31, 2022. No restructuring expenses were incurred for the three months ended March 31, 2021. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. Approximately $1,324 of these payments were made during the three months ended March 31, 2022, and the accrued remaining payments at March 31, 2022 were approximately $45. These remaining payments are expected to be made in Q2 2022.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The following table summarizes the charges related to the restructuring activities as of March 31, 2022:

Employee Severance and Other Benefits
Restructuring expenses	$1,369
Cash payments	(1,324)
Liability included in accrued expenses and other current liabilities at March 31, 2022	$45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by our subsequent filings with the SEC.

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

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 collaborator-sponsored clinical trial. Enrollment of this clinical trial is complete with a total of six patients enrolled, and five patients have been dosed. In February 2022, we reported updated interim data from the Phase 1/2 clinical trial of AVR-RD-04 at the 18th Annual WORLDSymposium™ in San Diego. Pending the outcome of planned FDA interactions this year, we expect to initiate a Company-sponsored trial in 2023 with initial sites in the United States, followed by sites in Europe and the United Kingdom. Our current plan involves a two-part strategy, beginning in a pre-renal transplant population followed by a post-renal transplant population.

Three patients have been dosed in our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 1, which we refer to as the Guard1 clinical trial, and we are actively recruiting additional potential patients for our currently active sites. We plan to provide updated interim clinical trial data in 2022.

AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester. We expect that a clinical trial application in the United Kingdom will be authorized in 2022, with a Phase 1/2 investigator-sponsored clinical trial expected to be initiated in 2023.

AVR-RD-06 is our preclinical program for the treatment of Gaucher disease type 3, and we expect to engage with regulatory authorities this year to discuss a path to the clinic, including a potential Phase 2/3 clinical trial to be initiated in 2023.

Our AVR-RD-03 program for Pompe disease has completed planned preclinical development, and we are planning to engage with regulatory authorities this year to discuss a potential path to the clinic with the goal of initiating a clinical trial in 2023.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through March 31, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market,” or ATM, facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $29.8 million and $26.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $413.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We currently have a total of five investigational gene therapies in our pipeline, two of which are currently in clinical development. Further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our ATM facility, as well as proceeds from our Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of March 31, 2022, we had cash and cash equivalents of $161.7 million. We believe that our existing cash and cash equivalents as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended March 31,
	2022	2021
Fabry	$2,116	$2,044
Gaucher	1,289	1,766
Pompe	(399)	346
Cystinosis	1,293	557
Hunter	1,499	(185)
Other research activities	(7)	96
Unallocated research and development expenses	13,462	13,903
Total research and development expenses	$19,253	$18,527

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

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety profile with IND-enabling studies;
•	successful patient enrollment in, and the design, initiation and completion of, clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	maintaining a continued acceptable safety profile of the product candidates following approval; and
•	the risks disclosed in the section entitled “Risk Factors” of this Quarterly Report on Form 10-Q.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials for any reason, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Other (Expense) Income, Net

Other (expense) income, net primarily consists of interest income earned on our cash and cash equivalents and changes in foreign currency, and interest expense related to our Term Loan Agreement.

Consolidated Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$19,253	$18,527	$726
General and administrative	10,165	8,357	1,808
Total operating expenses	29,418	26,884	2,534
Loss from operations	(29,418)	(26,884)	(2,534)
Other (expense) income:
Interest income	(370)	10	(380)
Other expense	(45)	(25)	(20)
Total other (expense) income, net	(415)	(15)	(400)
Net loss	$(29,833)	$(26,899)	$(2,934)

Research and Development Expenses

Research and development expenses increased by approximately $0.7 million to $19.3 million for the three months ended March 31, 2022, from $18.5 million for the three months ended March 31, 2021. This increase was driven by a $1.8 million increase in clinical trial consulting expenses which was partially offset by a $1.1 million decrease in personnel-related costs, including non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the three months ended March 31, 2022, compared to $8.4 million for the three months ended March 31, 2021. This increase of $1.8 million was attributable to an increase of $0.7 million in personnel-related costs driven by severance costs related to the workforce reduction and a $1.1 million increase in other expenses, primarily related to facilities costs, professional fees and legal fees.

Other (Expense) Income, Net

Other (expense), net, was $(0.4) million for the three months ended March 31, 2022, compared to less than $(0.1) million for the three months ended March 31, 2021. The change is primarily due to interest expense related to the Term Loan Agreement, which was entered into in the fourth quarter of 2021.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM facility. Through March 31, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our ATM facility; and we had drawn $15.0 million in term loans under our Term Loan Agreement.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of March 31, 2022, approximately $26.5 million of common stock remained available for future issuance under the ATM facility.

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

As of March 31, 2022, we had cash and cash equivalents of $161.7 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(28,014)	$(27,339)
Net cash used in investing activities	(32)	(115)
Net cash provided by financing activities	142	799
Net (decrease) in cash and cash equivalents	$(27,904)	$(26,655)

Operating Activities

During the three months ended March 31, 2022, operating activities used $28.0 million of cash, cash equivalents and restricted cash, resulting from our net loss of $29.8 million and cash used by changes in our operating assets and liabilities of $2.0 million and partially offset by non-cash charges of $3.8 million. The net changes in our operating assets and liabilities were primarily due to a decrease in accrued expenses and other liabilities of $2.9 million, offset by a $0.3 million decrease in prepaids and other current assets and by a $0.6 million increase in accounts payable. The non-cash charges primarily included $3.4 million of stock-based compensation expense and $0.4 million of depreciation and amortization expense.

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

Investing Activities

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2022 compared to $0.1 million for the three months ended March 31, 2021. The decrease in cash used in investing activities was primarily due to a decrease in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022 compared to $0.8 million for the three months ended March 31, 2021. The decrease in cash provided by financing activities was primarily due to the proceeds of $0.9 million from proceeds from the exercise of stock options during the three months ended March 31, 2021 which was partially offset by $0.1 million in proceeds from the issuance of shares under our 2018 Employee Stock Purchase Plan.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

•	continue our development of our product candidates, including continuing enrollment and dosing of patients in our ongoing clinical trials;
•	initiate additional clinical trials and preclinical studies for our current and future product candidates;
•	seek to identify and develop or in-license or acquire additional product candidates and technologies;
•	seek to industrialize our ex vivo lentiviral gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	hire and retain additional personnel, such as clinical, medical, manufacturing, quality, commercial and scientific personnel;
•	expand our infrastructure, office space and facilities to accommodate our employee base, including adding equipment and physical infrastructure to support our research and development; and
•	continue to incur additional public company-related costs.

We believe that our $161.7 million of existing cash and cash equivalents as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 17, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 17, 2022, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2022, we had cash and cash equivalents of $161.7 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended March 31, 2022 and 2021, we recognized foreign currency transaction losses of $46 thousand and $25 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2022, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $119.1 million and $119.7 million for the years ended December 31, 2021 and 2020, respectively, and $29.8 million for the three months ended March 31, 2022. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our ATM facility. In addition, in November 2021 we entered into the Term Loan Agreement. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2022, we had cash and cash equivalents of $161.7 million. We believe that our existing cash and cash equivalents as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The ongoing COVID-19 pandemic has continued to disrupt normal business operations both in and outside of affected areas and has had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and follow applicable government recommendations and the majority of our employees, other than our laboratory staff, have adopted a “hybrid” work schedule which is intended to limit the number of people in our office at any particular time. Notwithstanding these measures, the evolving COVID-19 pandemic, including potential outbreaks of new variants, could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people.

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

We have concentrated our research and development efforts on our lentiviral-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our current conditioning regimen or any conditioning regimen we implement in the future, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of the date of this Quarterly Report we have only dosed nine patients using our plato platform, which includes six patients in our FAB-GT clinical trial for which we have halted enrollment. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of lentiviral gene therapy.

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

Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or NIH, also are subject to the NIH Guidelines, under which supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

In 2019 we began transitioning, in connection with our Company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize a precision dosing program called Target Concentration Intervention, or TCI, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. In addition, we are evaluating the potential future use of alternative conditioning agents in lieu of the current busulfan TCI conditioning regimen. For example, we have entered into collaboration agreements with Jasper Therapeutics and Magenta Therapeutics and are currently evaluating the potential use of their respective monoclonal antibody conditioning agents. We are also evaluating the potential use of additional agents to tailor the conditioning regimen for certain disease indications. However, there can be no assurances these alternative conditioning regimens will be implemented or would be successful if implemented. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, in each of our ongoing clinical trials several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, have been observed. While such adverse events in connection with conditioning are expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, our product candidates for any or all targeted indications. There have been cases of therapy-related myelodysplastic syndrome, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. Although in the future we may potentially implement molecular cytogenetic screening as an additional risk reduction measure, there can be no guarantees that these procedures will be implemented in a timely manner or would be successful if implemented. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial, and lead to a decline in our stock price.

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

We are at an early stage of development for all of our product candidates. As of the date of this Quarterly Report, only 22 patients have been dosed in our clinical trials, which includes 14 patients from our Fabry program that we deprioritized in January 2022. Our ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registrational trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

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

The timing and success of our patient enrollment and clinical trial activities depend on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, including as a result of the ongoing COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. For example, as a result of the COVID-19 pandemic, patient enrollment and dosing was temporarily paused in our ongoing clinical trials and certain data collection has been delayed. While patient enrollment and dosing activities have resumed, there could be additional pauses in the future as a result of the ongoing COVID-19 pandemic or other factors.

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

We currently rely, and expect to continue to rely, on sole source suppliers for our automated, closed cell processing system; vector supply; plasmid supply; cell culture media supply; and drug product manufacturing. In addition, we are dependent on a limited number of suppliers for some of our other components and materials used in our product candidates.

We have moved our cell processing to an automated, closed system with a sole source supplier. In addition, we currently rely, and expect to continue to rely, on sole source suppliers for vector supply, plasmid supply and cell culture media, as well as drug product manufacturing for our Company-sponsored clinical trials. Our sole source suppliers may be unwilling or unable to supply product to us reliably, continuously or at the levels we anticipate or are required by our clinical trial activities. Although we have entered into written supply agreements with our sole source suppliers, such suppliers could still delay, suspend, or terminate supply of product to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, intellectual property disputes with third parties, bankruptcy or insolvency, or other occurrences.

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

We currently rely on sole source suppliers of our automated, closed cell processing system; vector supply; plasmid supply; cell culture media; as well as drug product manufacturing for our Company-sponsored clinical trials. In addition, we currently depend on a limited number of suppliers for some of the other components necessary for our product candidates. Each of our suppliers may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

To successfully commercialize any of our current or future product candidates, if approved, we will need to develop our commercial capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

As we mature, we may need to rapidly expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through May 1, 2022, the trading price of our common stock has ranged from $53.70 to $0.91. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of April 11, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 38% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. In particular, we have not included in this Quarterly Report, and do not intend to include in our Annual Report or 2022 Proxy Statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will ultimately be successful or avoid potential material weaknesses, and we expect to continue incurring additional costs as a result of these efforts. If we are unable to successfully remediate any material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of May 1, 2022, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. In addition, Russia’s invasion of Ukraine may lead to a prolonged, adverse impact on global economic, social and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. For example, while we do not have any current operations in Ukraine or Russia, we do not know the extent to which Russia’s invasion of Ukraine could impact any of our current suppliers and their ability to provide us with supplies and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

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

Not applicable.

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

3.3	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 25, 2018 and incorporated herein by reference).

10.1#	Amendment No. 2 to Employment Agreement, dated April 25, 2022, by and between the Registrant and Chris Mason.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: May 10, 2022	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: May 10, 2022	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer