Form 10-Q
period 2022-06-30
AVROBIO, Inc.
filed 2022-08-09
CIK 1681087

[

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38537

AVROBIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0710585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Technology Square Sixth Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 914-8420

One Kendall Square

Building 300, Suite 201

Cambridge, MA 02139

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 2, 2022, the registrant had 43,773,896 shares of common stock, $0.0001 par value per share, outstanding.

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

•
Business interruptions resulting from the ongoing coronavirus disease (“COVID-19”) pandemic or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

•
Our hematopoietic stem cell (“HSC”) gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

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
•
developments and projections relating to our competitors and our industry, including other lentiviral or HSC-based gene therapy companies;
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$132,409	$189,567
Prepaid expenses and other current assets	9,672	9,578
Total current assets	142,081	199,145
Property and equipment, net	3,618	4,126
Restricted cash	492	492
Other assets	53	74
Total assets	$146,244	$203,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28	$3,486
Accrued expenses and other current liabilities	12,574	15,638
Deferred rent	183	262
Total current liabilities	12,785	19,386
Note payable, net of discount	15,104	14,945
Deferred rent, net of current portion	12	30
Total liabilities	27,901	34,361
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized; 43,696 and 43,652 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	559,768	553,014
Accumulated deficit	(441,429)	(383,542)
Total stockholders’ equity	118,343	169,476
Total liabilities and stockholders’ equity	$146,244	$203,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$18,877	$22,544	$38,130	$41,024
General and administrative	8,897	8,831	19,062	17,235
Total operating expenses	27,774	31,375	57,192	58,259
Loss from operations	(27,774)	(31,375)	(57,192)	(58,259)
Other (expense) income:
Interest (expense) income, net	(285)	9	(655)	19
Other expense, net	5	(21)	(40)	(46)
Total other (expense), net	(280)	(12)	(695)	(27)
Net loss	$(28,054)	$(31,387)	$(57,887)	$(58,286)
Comprehensive loss	$(28,054)	$(31,387)	$(57,887)	$(58,286)
Net loss per share — basic and diluted	$(0.64)	$(0.74)	$(1.32)	$(1.39)
Weighted-average number of common shares outstanding — basic and diluted	43,696	42,510	43,696	42,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2021	41,766	$4	$524,241	$(291,315)	$232,930
Stock-based compensation expense	—	—	4,691	—	4,691
Issuance of common stock under ATM facility, net of offering costs of $67	1,829	—	14,550	—	14,550
Issuance of common stock under the 2018 employee stock purchase plan	28	—	208	—	208
Net loss	—	—	—	(31,387)	(31,387)
Balance as of June 30, 2021	43,623	4	543,690	(322,702)	220,992

	Six Months Ended June 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344
Stock-based compensation expense	—	—	9,326	—	9,326
Exercise of stock options	197	—	850	—	850
Issuance of common stock under ATM facility, net of offering costs of $67	1,829	—	14,550	—	14,550
Issuance of common stock under the 2018 employee stock purchase plan	28	—	208	—	208
Net loss	—	—	—	(58,286)	(58,286)
Balance as of June 30, 2021	43,623	4	543,690	(322,702)	220,992

	Three Months Ended June 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2022	43,696	$4	$556,534	$(413,375)	$143,163
Stock-based compensation expense	—	—	3,234	—	3,234
Net loss	—	—	—	(28,054)	(28,054)
Balance as of June 30, 2022	43,696	$4	$559,768	$(441,429)	$118,343

	Six Months Ended June 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	43,652	$4	$553,014	$(383,542)	$169,476
Stock-based compensation expense	—	—	6,611	—	6,611
Issuance of common stock under the 2018 employee stock purchase plan	44	—	143	—	143
Net loss	—	—	—	(57,887)	(57,887)
Balance as of June 30, 2022	43,696	$4	$559,768	$(441,429)	$118,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(57,887)	$(58,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,611	9,326
Depreciation and amortization expense	753	589
Non-cash interest expense	159	—
Loss on disposal of property and equipment	9	—
Deferred rent expense	(97)	(106)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(94)	478
Other assets	21	343
Accounts payable	(3,458)	(653)
Accrued expenses and other current liabilities	(3,137)	1,005
Net cash used in operating activities	(57,120)	(47,304)
Cash flows from investing activities:
Purchases of property and equipment	(181)	(1,344)
Net cash used in investing activities	(181)	(1,344)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	850
Proceeds from issuance of common shares upon completion of public offering, net of offering costs	—	—
Proceeds from issuance of common shares under ATM facility, net of offering costs paid	—	14,550
Payment of offering costs	—	(204)
Proceeds from issuance of ESPP shares	143	208
Net cash provided by financing activities	143	15,404
Net decrease in cash, cash equivalents and restricted cash	(57,158)	(33,244)
Cash, cash equivalents and restricted cash at beginning of period	190,059	260,174
Cash, cash equivalents and restricted cash at end of period	$132,901	$226,930
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$73	$171
Interest paid	628	—
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$132,409	$226,438
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$132,901	$226,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of the Business

AVROBIO, Inc. (the “Company” or “AVROBIO”) is a clinical-stage gene therapy company focused on developing potentially curative hematopoietic stem cell (“HSC”) gene therapies to treat rare diseases following a single dose treatment regimen.

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

The Company has incurred recurring losses since its inception, including net losses of $57,887 and $58,286 for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of $441,429. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. In addition, in November 2021 the Company entered into the Term Loan Agreement. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of June 30, 2022 of $132,409 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the results of its operations for the three and six months ended June 30, 2022 and 2021, its statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its statement of cash flows for the six months ended June 30, 2022 and 2021.

The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2022, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements applicable to other public companies, which are not emerging growth companies. The Company may take advantage of these exemptions until the Company is no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of its IPO or such earlier time that it is no longer an “emerging growth company.”

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective for non-EGCs for fiscal years beginning December 15, 2019 and interim periods within those fiscal years, and will be effective for the Company for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, assuming the Company remains an EGC. Early adoption is permitted. The Company expects an immaterial impact to its financial statements.

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

For the three months ended June 30, 2022 and 2021 the Company incurred $417 and $825, respectively, related to the CRFA. For the six months ended June 30, 2022 and 2021 the Company incurred $1,380 and $825, respectively, related to the CRFA.

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

For the three months ended June 30, 2022 and 2021, the Company recorded research and development expense related to this agreement with UHN of $0 and $24, respectively, which consists of reimbursable funded study trial costs. For the six months ended June 30, 2022 and 2021 the Company recorded research and development expense related to this agreement with UHN of $24 and $68, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three and six months ended June 30, 2022 and 2021.

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

For the three months ended June 30, 2022 and 2021 the Company recorded research and development expense related to this agreement with UHN of $39 and $0, respectively. For the six months ended June 30, 2022 and 2021 the Company recorded $39 for both periods, which consists of license maintenance fees. No milestone fees were incurred related to this agreement in the three and six months ended June 30, 2022 and 2021.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

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

The Company has recognized no expenses related to the license for the three and six months ended June 30, 2022 and 2021.

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

Agreement with Papillon Therapeutics, Inc. (previously GenStem Therapeutics, Inc.)

On October 2, 2017, the Company entered into a license agreement with GenStem Therapeutics, Inc. (“GenStem”), pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. In October 2021, the Company received notice that the license agreement with GenStem had been assigned to Papillon Therapeutics, Inc. (“Papillon”).

The Company has recognized no expenses related to this agreement for the three and six months ended June 30, 2022 and 2021.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The Company has recognized no expenses related to this agreement for the three and six months ended June 30, 2022 and 2021.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$131,379	$—	$—	$131,379
	$131,379	$—	$—	$131,379

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$189,332	$—	$—	$189,332
	$189,332	$—	$—	$189,332

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the six months ended June 30, 2022, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid research and development expenses	$3,988	$4,496
Tax incentive refund	2,960	2,697
Prepaid insurance	1,823	112
Other current assets	555	1,698
Prepaid compensation benefits	346	575
	$9,672	$9,578

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Laboratory and office equipment	$6,388	$6,162
Leasehold improvements	1,635	1,635
Computer equipment	168	149
	8,191	7,946
Less: Accumulated depreciation and amortization	(4,573)	(3,820)
Property and equipment, net	$3,618	$4,126

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Depreciation and amortization expense was $354 and $299, respectively, for the three months ended June 30, 2022 and 2021. Depreciation and amortization expense was $753 and $589, respectively, for the six months ended June 30, 2022 and 2021.

Restricted cash

As of June 30, 2022 and December 31, 2021, the Company had restricted cash of $492, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Research and development expenses	$6,368	$8,882
Compensation and benefit costs	5,304	5,579
Consulting and professional fees	771	999
Other liabilities	131	178
	$12,574	$15,638

6. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2022 and 2021 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2022 and December 31, 2021, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

As of June 30, 2022 the carrying value of the note payable consists of the following:

June 30, 2022
(in thousands)
Note payable, including End of Term Charge	$16,350
Debt discount, net of accretion	(1,246)
Note payable, net of discount, long-term	$15,104

As of June 30, 2022, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2022	$—
2023	—
2024	1,875
2025	7,500
2026	5,625
Total	$15,000

During the three and six months ended June 30, 2022, the Company recognized $333 and $638, respectively, of interest expense related to the Loan Agreement which is reflected in interest (expense) income, net on the consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2021, the Company recognized no interest expense related to the Loan Agreement.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stockholders’ Equity

Common Stock

As of June 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of June 30, 2022 and December 31, 2021, no undesignated preferred stock was outstanding.

As of June 30, 2022, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of June 30, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options	8,913,316	7,423,777
Shares reserved for vesting of restricted stock units	893,259	599,850
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	5,934,417	2,583,736
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,544,308	1,151,010
Shares reserved for issuance under the 2019 Inducement Plan	626,623	412,686
Shares reserved for issuance under the 2020 Inducement Plan	1,637,000	1,637,000
Total shares of authorized common stock reserved for future issuance	19,548,923	13,808,059

9. Stock-based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2022	2021
Expected option life (years)	5.96	6.07
Risk-free interest rate	1.80%	0.76%
Expected volatility	80.22%	81.25%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,423,777	$13.54	6.79	$1,469
Granted	3,455,157	$1.79
Exercised	—	$—
Cancelled or forfeited	(1,965,618)	$14.09
Outstanding as of June 30, 2022	8,913,316	$8.86	7.55	$112
Exercisable as of June 30, 2022	3,097,657	$12.71	5.92	$112

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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 was $1,729. No options were exercised during the six months ended June 30, 2022.

The weighted-average grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2022 and 2021 was $1.23 and $9.31, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2021	599,850	$9.64
Granted	719,168	$1.75
Vested	(287)	$15.65
Forfeited, cancelled or expired	(425,472)	$7.40
Issued and unvested as of June 30, 2022	893,259	$4.35

The total fair value of restricted stock units vested during the six months ended June 30, 2022 and 2021 was $4 and $4, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$783	$1,909	$1,721	$4,024
General and administrative	2,451	2,782	4,890	5,302
Total stock-based compensation expense	$3,234	$4,691	$6,611	$9,326

As of June 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $27,456, which is expected to be recognized over a weighted-average period of 2.60 years.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated as they were anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	8,913,316	8,412,822
Restricted stock units	893,259	772,511

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

11. Related Party Transactions

UHN

For the three months ended June 30, 2022 and 2021, the Company recognized $39 and $24, respectively, of research and development expense related to the license agreements with UHN. For the six months ended June 30, 2022 and 2021, the Company recognized $63 and $107, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended June 30, 2022 and 2021, the Company recorded expenses of $792 and $409, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors. For the six months ended June 30, 2022 and 2021, the Company recorded expenses of $1,586 and $1,050, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors.

12. Restructuring Activities

In January 2022, the Company announced the deprioritization of AVR-RD-01, its investigational gene therapy program for Fabry disease. This decision was made due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed patients in the Company’s Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease, which the Company refers to as the FAB-GT clinical trial. The emergence of such new data would have significantly extended the program’s development timeline. That development, coupled with an increasingly challenging market and regulatory environment for Fabry disease, were among the primary factors leading to the Company’s deprioritization of its Fabry program. As a result of the deprioritization, the Company has stopped enrollment of its Phase 2 FAB-GT clinical trial and has shifted focus to its other pipeline programs.

In connection with the deprioritization of AVR-RD-01 noted above, in January 2022, the Company approved changes to the Company’s organization as well as a broader operational cost reduction plan. As part of this plan, the Company approved a reduction in the Company’s workforce by approximately 23% across different areas and functions in the Company (the “Workforce Reduction”).

Under the Workforce Reduction, the Company recognized total restructuring expenses for the three and six months ended June 30, 2022 of $0 and $1,369, respectively. No restructuring expenses were incurred for the three and six months ended June 30, 2021. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. During the three and six months ended June 30, 2022 approximately $45 and $1,369 of these payments were made. There are no accrued remaining payments at June 30, 2022.

The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The following table summarizes the charges related to the restructuring activities as of June 30, 2022:

Employee Severance and Other Benefits
Liability included in accrued expenses and other current liabilities at January 1, 2022	$—
Restructuring expenses	1,369
Cash payments	(1,369)
Liability included in accrued expenses and other current liabilities at June 30, 2022	$—

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

Overview

We are a leading clinical-stage gene therapy company with a shared purpose to free people from a lifetime of genetic disease. Our company is focused on developing potentially curative HSC based gene therapies (which we sometimes refer to as ex vivo lentiviral-based gene therapies) to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $3.4 billion in worldwide net sales in 2021.

Our pipeline is currently comprised of five HSC-based gene therapy programs: AVR-RD-04 for the treatment of cystinosis; AVR-RD-02 for the treatment of Gaucher disease, including a program for the treatment of Gaucher disease type 1 and a program (formerly AVR-RD-06) for the treatment of Gaucher disease type 3; AVR-RD-05 for the treatment of Hunter syndrome; and AVR-RD-03 for the treatment of Pompe disease. AVR-RD-04

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 collaborator-sponsored clinical trial. Enrollment of this clinical trial is complete with a total of six patients enrolled, and five patients have been dosed. In May 2022, we reported updated interim data from the Phase 1/2 clinical trial of AVR-RD-04 at the 25th Annual Meeting of American Society for Gene and Cell Therapy (“ASGCT”) in Washington D.C. Pending the outcome of planned Food and Drug Administration (“FDA”) interactions this year, we expect to initiate a Company-sponsored trial in 2023 with potential sites anticipated in the United States, Europe and the United Kingdom. Our current plan involves a two-part strategy, including both a pre-renal transplant population and a post-renal transplant population.

AVR-RD-02 is currently being studied for the treatment of Gaucher disease type 1 in a Company-sponsored Phase 1/2 clinical trial, which we refer to as the Guard1 clinical trial. Four patients have been dosed to date in the Guard1 clinical trial, and we are actively recruiting additional potential patients for our currently active sites. We plan to provide updated interim clinical trial data in the fourth quarter of 2022.

AVR-RD-02 also includes a preclinical program for the treatment of Gaucher disease type 3, and we expect to engage with regulatory authorities this year to discuss a potential Phase 2/3 clinical trial to be initiated in 2023.

AVR-RD-05 is our preclinical program for the treatment of Hunter syndrome. Our collaborators at The University of Manchester have submitted a clinical trial application related to the study of Hunter Syndrome in the United Kingdom, and if authorized we expect that a Phase 1/2 collaborator-sponsored clinical trial will be initiated in 2023.

AVR-RD-03 is our preclinical program for the treatment of Pompe disease, and we are planning to engage with regulatory authorities this year to discuss a potential path to the clinic. While we are continuing to advance AVR-RD-03, we are prioritizing our cystinosis and Gaucher disease clinical programs. As a result, we no longer expect to initiate a clinical trial for AVR-RD-03 in 2023.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through June 30, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market,” or ATM, facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $57.9 million and $58.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $441.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We currently have a total of five investigational gene therapy programs in our pipeline, two of which are currently in clinical development. Further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our ATM facility, as well as proceeds from our Loan and Security Agreement, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from governmental entities ; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of June 30, 2022, we had cash and cash equivalents of $132.4 million. We believe that our existing cash and cash equivalents as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Other Updates

On July 8, 2022, we moved our corporate headquarters to 100 Technology Square, 6th Floor, Cambridge, MA 02139. We had previously subleased space in this location for laboratory facilities, and in January 2022, we amended our sublease agreement to, among other things, expand the square footage to include office space. The office space at One Kendall Square, Building 300, Suite 201, Cambridge, MA 02139 is still in use until the end of our lease in January 2023.

On July 13, 2022, we announced that the FDA has granted orphan drug designation for AVR-RD-05 for the treatment of mucopolysaccharidosis type II, or Hunter syndrome.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fabry	$1,779	$3,743	$3,895	$5,787
Gaucher	1,623	2,713	2,913	4,478
Pompe	997	362	598	708
Cystinosis	2,417	470	3,709	1,027
Hunter	444	537	1,943	352
Other research activities	32	21	25	117
Unallocated research and development expenses	11,585	14,698	25,047	28,555
Total research and development expenses	$18,877	$22,544	$38,130	$41,024

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

Consolidated Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$18,877	$22,544	$(3,667)
General and administrative	8,897	8,831	66
Total operating expenses	27,774	31,375	(3,601)
Loss from operations	(27,774)	(31,375)	3,601
Other (expense) income:
Interest income	(285)	9	(294)
Other expense	5	(21)	26
Total other (expense) income, net	(280)	(12)	(268)
Net loss	$(28,054)	$(31,387)	$3,333

Research and Development Expenses

Research and development expenses decreased by approximately $3.7 million to $18.9 million for the three months ended June 30, 2022, from $22.5 million for the three months ended June 30, 2021. This decrease was driven by decreases of $1.5 million in manufacturing costs, $1.1 million in non-cash stock-based compensation, $0.7 million in preclinical costs, and $0.3 million in personnel-related costs.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the three months ended June 30, 2022, compared to $8.8 million for the three months ended June 30, 2021. This increase of $0.1 million was attributable to an increase of $1.0 million in personnel-related costs, partially offset by a $0.6 million decrease in professional fees and a $0.3 million decrease in non-cash stock-based compensation.

Other (Expense) Income, Net

Other (expense), net, was $(0.3) million for the three months ended June 30, 2022, compared to less than $(0.1) million for the three months ended June 30, 2021. The change is primarily due to interest expense related to our Term Loan Agreement, which we entered into in the fourth quarter of 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$38,130	$41,024	$(2,894)
General and administrative	19,062	17,235	1,827
Total operating expenses	57,192	58,259	(1,067)
Loss from operations	(57,192)	(58,259)	1,067
Other (expense) income:
Interest income	(655)	19	(674)
Other expenses	(40)	(46)	6
Total other (expense) income, net	(695)	(27)	(668)
Net loss	$(57,887)	$(58,286)	$399

Research and Development Expenses

Research and development expenses decreased by approximately $2.9 million to $38.1 million for the six months ended June 30, 2022, from $41.0 million for the six months ended June 30, 2021. This decrease was driven by a $2.3 million decrease in non-cash stock-based compensation, a $1.0 million decrease in manufacturing costs, a $1.0 million decrease in preclinical costs, a $0.2 million decrease in personnel-related costs, and was partially offset by an increase of $1.8 million in clinical trial consulting expenses.

General and Administrative Expenses

General and administrative expenses were $19.1 million for the six months ended June 30, 2022, compared to $17.2 million for the six months ended June 30, 2021. This increase of $1.8 million was attributable to an increase of $1.6 in personnel-related costs, and a $0.1 million increase in other expenses, primarily related to facilities costs, professional fees and legal fees.

Other (Expense) Income, Net

Other (expense), net, was $(0.7) million for the six months ended June 30, 2022, compared to $0.0 million for the six months ended June 30, 2021. The change is primarily due to interest expense related to our Term Loan Agreement, which we entered into in the fourth quarter of 2021.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM facility. Through June 30, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our ATM facility; and we had drawn $15.0 million in term loans under our Term Loan Agreement.

On July 1, 2019, we filed a shelf registration statement on Form S-3 with the SEC, or the July 2019 Shelf, which covers the offering, issuance and sale by us of up to an aggregate of $200.0 million of our common stock, preferred stock, debt securities, warrants and/or units. We simultaneously entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in ATM offerings under the July 2019 Shelf. The July 2019 Shelf was declared effective by the SEC on July 10, 2019, and expired on July 1, 2022.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of June 30, 2022, approximately $26.5 million of common stock remained available for future issuance under the ATM facility.

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

As of June 30, 2022, we had cash and cash equivalents of $132.4 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(57,120)	$(47,304)
Net cash used in investing activities	(181)	(1,344)
Net cash provided by financing activities	143	15,404
Net (decrease) in cash and cash equivalents	$(57,158)	$(33,244)

Operating Activities

During the six months ended June 30, 2022, operating activities used $57.1 million of cash, cash equivalents and restricted cash, resulting from our net loss of $57.9 million and cash used by changes in our operating assets and liabilities of $6.7 million which was partially offset by non-cash charges of $7.4 million. The net changes in our operating assets and liabilities were primarily due to a decrease in accounts payable of $3.5 million, a decrease in accrued expenses and other liabilities of $3.1 million, and an increase in prepaids and other current assets of $0.1 million. The non-cash charges primarily included $6.6 million of stock-based compensation expense and $0.8 million of depreciation and amortization expense.

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

Investing Activities

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The decrease in cash used in investing activities was primarily due to a decrease in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2022 compared to $15.4 million for the six months ended June 30, 2021. The decrease in cash provided by financing activities was primarily due to the proceeds of $14.6 million from issuance of common shares under ATM facility, net of offering costs paid and $0.9 million from proceeds from the exercise of stock options during the six months ended June 30, 2021 which was partially offset by $0.1 million in proceeds from the issuance of shares under our 2018 Employee Stock Purchase Plan during the six months ended June 30, 2022.

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
•
seek to industrialize our HSC therapy approach into a robust, scalable and, if approved, commercially viable process;
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

We believe that our $132.4 million of existing cash and cash equivalents as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 17, 2022, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements applicable to other public companies, which are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of June 30, 2022, we had cash and cash equivalents of $132.4 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the six months ended June 30, 2022 and 2021, we recognized foreign currency transaction losses of $40 thousand and $46 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2022, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $119.1 million and $119.7 million for the years ended December 31, 2021 and 2020, respectively, and $57.9 million for the six months ended June 30, 2022. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our ATM facility. In addition, in November 2021 we entered into the Term Loan Agreement. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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
•
continue our implementation of our plato platform as we seek to industrialize our HSC gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•
hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel;
•
expand our office space, infrastructure and facilities as needed to accommodate our employee base, including adding equipment and physical infrastructure to support our research and development; and
•
continue to incur additional public company-related costs.

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

•
completing research and preclinical and clinical development of our product candidates;
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
•
establishing and maintaining supply and manufacturing processes and relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and the commercial market demand for our product candidates, if approved;
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

As of June 30, 2022, we had cash and cash equivalents of $132.4 million. We believe that our existing cash and cash equivalents as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. Furthermore, we currently have a total of five gene therapy programs in our pipeline, two of which are in clinical development. Further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. Our future capital requirements will depend on many factors, including:

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

Risks related to the discovery and development of our product candidates

Business interruptions resulting from the coronavirus disease (“COVID-19”) pandemic or “similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

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

Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Our HSC-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our HSC-based gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our current conditioning regimen or any conditioning regimen we implement in the future, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of August 1, 2022, we have only dosed ten patients using our plato platform in our clinical trials, which includes six patients in our FAB-GT clinical trial for which we have halted enrollment. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of HSC gene therapy.

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

Gene therapy is still a relatively new approach to disease treatment and adverse side effects could develop. A safety concern for gene therapies using lentiviral vectors has been the possibility of insertional oncogenesis, leading to malignant transformation of transduced cells and cellular outgrowth. As more patients are dosed with lentiviral gene therapies, it is expected that very rare cases of insertional oncogenesis may occur. For example, several patients with cerebral adrenoleukodystrophy treated in a third-party lentiviral gene therapy clinical trial have been diagnosed with treatment-related myelodysplastic syndrome to date. In addition, persistent clonal dominance due to vector integration has been observed in third-party lentiviral gene therapy clinical trials. While our lentiviral gene therapy approach is designed to avoid insertional oncogenesis, there can be no assurance that patients will not experience such adverse side effects, including death. In addition, although in the future we may potentially implement molecular cytogenetic screening, there can be no assurance that we will successfully implement such screening procedures in a timely manner or at all, or that, if implemented, they will enhance the safety profile of our gene therapy product candidates. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

In addition to side effects caused by our product candidates, the conditioning, administration process or related procedures, which we evaluate from time to time as part of our process improvement and optimization efforts, also can cause adverse side effects. A gene therapy patient is generally administered one or more myeloablative drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified gene-corrected stem cells to engraft and produce their progeny. This procedure causes side effects and, among other potential risks, can transiently compromise the patient’s immune system, known as neutropenia, and reduce blood clotting, known as thrombocytopenia.

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

We are at an early stage of development for all of our product candidates. As of August 1, 2022, only 23 patients have been dosed in our clinical trials, which includes 14 patients from our Fabry program that we deprioritized in January 2022. Our ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registrational trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

In addition, across our Company-sponsored clinical trials we have dosed only three patients in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-04, AVR-RD-02 or any other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar clinical trial application we submit in other countries, will be accepted. While we have received clearance from the FDA to commence clinical testing in the United States for AVR-RD-02 and AVR-RD-04, and the sponsor of the collaborator-led clinical trial for AVR-RD-04 has received the same, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

The ongoing Phase 1/2 clinical trial of AVR-RD-04 is being conducted by our collaborators at the University of California, San Diego. In addition, the planned Phase 1/2 clinical trial of AVR-RD-05 will be a collaborator-sponsored trial conducted by our collaborators at The University of Manchester. We do not control the design or administration of collaborator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the collaborator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of these or other investigator-sponsored trials are inconsistent with, or different from, the results of our planned Company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the Company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while collaborator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, we expect that the FDA, Health Canada or other regulatory authorities will require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 collaborator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform. Additionally, the study drug for the planned collaborator-sponsored clinical study of AVR-RD-05 for Hunter syndrome will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial. Moreover, we are currently evaluating the implementation of an additional, new conditioning regimen that utilizes conditioning agents other than busulfan. We anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2, the automated manufacturing platform and any new conditioning regiment that we implement. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We anticipate competing with the largest pharmaceutical companies in the world. For example, for Gaucher disease, Sanofi Genzyme, Pfizer, and Takeda market existing enzyme replacement therapies, or ERTs, that represent the standard of care for Gaucher patients. For Gaucher disease we also expect to compete with oral therapies marketed by Actelion and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Takeda markets an enzyme replacement therapy for Hunter syndrome. Denali Therapeutics has an ERT in late-stage clinical development for Hunter syndrome. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati, Orphan Europe and Leadiant Biosciences. In addition, we may compete with other gene therapy companies in our industry such as Freeline Therapeutics, Generation Bio, Prevail Therapeutics or Graphite Bio. Freeline Therapeutics, for example, is developing an adeno-associated virus (“AAV”) based gene therapy for Gaucher disease type 1. Moreover, a number of gene therapy companies have announced preclinical or clinical non-viral AAV based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies.

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

In October 2019 and March 2020, the FDA granted our requests for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. Additionally, in July 2022, we announced that the FDA granted our request for orphan drug designation for AVR-RD-05 for the treatment of Hunter syndrome. In September 2020 and March 2021 we announced that the European Commission granted our request for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. However, if we request orphan drug designation (or the foreign equivalent) for any other product candidates, there can be no assurances that the FDA or foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or applicable foreign regulatory authorities from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union can be reduced to nine years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

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

We have received rare pediatric disease designation for AVR-RD-05 for the treatment of Hunter syndrome. However, a marketing application for AVR-RD-05, if approved, may not meet the eligibility criteria for a Priority Review Voucher, or PRV, or the rare pediatric disease designation program may sunset before FDA is able consider us for a voucher.

We have received rare pediatric disease designation for AVR-RD-05 for the treatment of Hunter syndrome. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease PRV in our original BLA for AVR-RD-05. The FDA may determine that a BLA for AVR-RD-05, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

•
Hunter syndrome no longer meets the definition of a rare pediatric disease;
•
the BLA contains an active ingredient that has been previously approved in a BLA;
•
the BLA is not deemed eligible for priority review;
•
the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the BLA is approved for a different adult indication than the rare pediatric disease for which AVR-RD-05 is designated.

The authority for the FDA to award rare pediatric disease PRVs for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. If the BLA for AVR-RD-05 is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV. However, it is also possible the authority for FDA to award rare pediatric disease PRVs will be further extended through federal lawmaking.

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

Our product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, we and our manufacturing suppliers employ multiple steps to control the manufacturing process with the goal of ensuring that the product candidate is made strictly and consistently in compliance with the applicable process and specifications. Problems with the manufacturing process, including even minor deviations from the intended process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA or other applicable regulatory standards or specifications with consistent and acceptable production yields and costs.

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

Even with relevant experience and expertise, our third-party manufacturers may encounter difficulties in production, such as initial production, managing the transition from early to late-stage clinical and commercial manufacturing, and ensuring that the product meets required specifications. These difficulties may include delays, failure or inability achieving production yields, establishing and maintaining stage-appropriate cGMP quality procedures, operator error, shortages of qualified personnel, and compliance with federal, state and foreign regulations. We cannot make any assurances that these difficulties will not occur in the future, or that we will be able to resolve or address them in a timely manner or at all as problems arise.

If our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2019 we encountered delays in the enrollment of patients in the Company-sponsored Guard1 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified for the Guard1 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies. Additionally, as a result of the COVID-19 pandemic, in 2020 we encountered protracted timelines with our investigational site startup activities for our Guard1 clinical trial, which also impacted patient enrollment. In 2020, a kidney biopsy was conducted on the third patient in the FAB-GT clinical trial of AVR-RD-01, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and anticipated data was not available.

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

We have moved our cell processing to an automated, closed system with a sole source supplier. In addition, we currently rely, and expect to continue to rely, on sole source suppliers for vector supply, plasmid supply and cell culture media, as well as drug product manufacturing for our Company-sponsored clinical trials. Our sole source suppliers may be unwilling or unable to supply product to us reliably, continuously or at the levels we anticipate or are required by our clinical trial activities. Although we have entered into written supply agreements with our sole source suppliers, such suppliers could still delay, suspend, or terminate supply of product to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, intellectual property disputes with third parties, bankruptcy or insolvency, earthquakes or other natural disasters or other occurrences.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Additionally, during the COVID-19 public health emergency, the FDA has stated it is continuing working to ensure timely reviews of applications for medical products in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current executive or key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. We implemented a reduction in force in January 2022 in connection with the deprioritization of our Fabry disease program, and through the first half of 2022 we have continued to streamline employee headcount including senior management. Reductions in force, management changes and program reprioritizations can have an adverse impact on employee morale. While we believe our relations with our continuing employees to be good, there can be no assurance that we can avoid hiring and retention challenges for skilled personnel in the future. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the ongoing COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. In addition, in recent months the market price of our common stock has experienced significant downward pressure, resulting in “underwater” or “out-of-the-money” stock options for many of our employees, thereby limiting the desired retentive effect that our equity incentive program was intended to achieve. The inability to recruit or the loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

Further, certain European data protection laws restrict transfers of personal data to countries outside Europe that do not ensure an adequate level of protection, like the United States (so-called “third countries”). These transfers are prohibited unless an appropriate safeguard specified by the European data protection laws is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission, or a derogation applies. The Court of Justice of the European Union, or CJEU, in its decision in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II,) deemed that the SCCs are valid. However, the CJEU ruled that transfers made pursuant to the SCCs and other alternative transfer mechanisms need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based. On June 4, 2021, the European Commission published new versions of the SCCs, or New SCCs, which seek to address the issues identified by the CJEU’s Schrems II decision and provide further details regarding the transfer assessments of the importer third country’s laws that the parties are required to conduct when implementing the New SCCs. On June 18, 2021, the European Data Protection Board, or EDPB, issued its final guidance following the CJEU’s decision that imposes significant new diligence requirements on transferring data outside the EEA, including under an approved transfer mechanism. This guidance requires an “essential equivalency” assessment of the laws of the destination country transferred. If the “essentially equivalent” level of protection standard outlined by the CJEU’s decision is not satisfied in the destination country, the exporting entity must then assess if supplementary technical, organizational and/or contractual measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. Complying with this guidance will be expensive and time consuming and may ultimately prevent us from transferring personal data outside the EEA, which would cause significant business disruption. At present, there are few, if any, viable alternatives to the SCCs. The risks associated with such exports of personal data from locations within Europe are particularly relevant to our business as our organization comprises several operating entities, some of which may be located, and/or sponsor clinical trials, in Europe. We have yet to adopt and implement comprehensive processes, systems and other relevant measures within our organization, and/or with our relevant collaborators, service providers, contractors or consultants, which are appropriate to address relevant requirements relating to international transfers of personal data from Europe, and to minimize the potential impacts and risks resulting from those requirements, across our organization.

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

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network (relevant to AVR-RD-01 and our Fabry program, which we deprioritized in January 2022) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher type 1 and type 3 programs). In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin (relevant to AVR-RD-03 and our Pompe program), GenStem Therapeutics, Inc., which was subsequently assigned to Papillon Therapeutics, Inc., or Papillon, (relevant to AVR-RD-04 and our cystinosis program) and The University of Manchester (relevant to AVR-RD-05 and our Hunter program), directed to compositions and methods related to the manufacture and use of AVR-RD-03, AVR-RD-04 and AVR-RD-05, respectively. Any termination of these licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates.

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

Our licensors and we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to current and future product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents, whether the claims of any issued patents will provide us with a competitive advantage, or whether we will be able to successfully pursue patent applications in the future related to our current or future product candidates. While we have in-licensed patents and patent applications relevant to AVR-RD-03, we currently have no owned or in-licensed patents or patent applications covering AVR-RD-01 or AVR-RD-02, and the patent applications that we in-licensed related to AVR-RD-04 and AVR-RD-05 are at a very early stage. Many of our product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all.

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

Some of the intellectual property rights we have licensed, including rights licensed to us by Papillon, may have been generated through the use of U.S. government and California state funding and may therefore be subject to certain federal and state laws and regulations. For example, with respect to the AVR-RD-04 program for cystinosis, the NIH previously granted funding to UCSD for certain research in connection with the development of UCSD’s gene therapy program for cystinosis, which we originally licensed from GenStem Therapeutics, Inc., who subsequently assigned the license to Papillon. As a result, the U.S. government may have certain rights to intellectual property embodied in our AVR-RD-04 program, or in other product candidates to the extent funded by the U.S. government pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of certain of its rights could harm our competitive position, business, financial condition, results of operations and prospects. With respect to state funding, specifically funding via the California Institute of Regenerative Medicine, or CIRM, which has granted funds to UCSD for the study of AVR-RD-04 for cystinosis, the grantee has certain obligations and the state or CIRM has certain rights. For example, the grantee has an obligation to share intellectual property, including research results, generated by CIRM-funded research, for research use in California.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through August 1, 2022, the trading price of our common stock has ranged from $53.70 to $0.74. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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
•
announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic partners or our competitors;
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

Based on shares outstanding as of August 1, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 27% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. In particular, we have not included in this Quarterly Report, or our Annual Report or 2022 Proxy Statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 1, 2022, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Section 22 of the Securities Act creates a concurrent jurisdiction for state and federal courts over all suits brought concerning a duty or liability created by the securities laws, rules and regulations thereunder. While the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following description is intended to provide a summary of the terms of the MSA (as defined below), which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q. The following description is not a complete description of the MSA and is qualified in its entirety by reference to the full text of the MSA, which is incorporated by reference herein.

Agreement with Miltenyi Biotec, Inc.

On November 30, 2021, the Company entered into an Amended and Restated Master Services Agreement (the “MSA”) with Miltenyi Biotec, Inc., a California corporation and wholly-owned subsidiary of Miltenyi Biotec B.V. & Co. KG (“Miltenyi”), for custom ex vivo cellular manufacturing services (the “MSA”), which restated and superseded a Master Services Agreement with Miltenyi dated October 9, 2017. Under the MSA, Miltenyi provides development and manufacturing services with respect to one or more cell-based therapeutic products on behalf of the Company, and in particular Miltenyi manufactures drug product for the Company. Although a relationship with Miltenyi has been in effect for several years, we expect to heavily rely on Miltenyi services going forward. Under the MSA, the Company can enter into various statements of work for cell-based product manufacturing and related services. There is no minimum or maximum number of statements of work required under the MSA. In respect of drug product manufacturing, the Company supplies Miltenyi with certain raw materials (e.g., human cells) and Miltenyi then produces drug product on behalf of the Company in accordance with Company specifications. The MSA requires that Miltenyi strive to manufacture products that substantially conform to the Company’s specifications. As payment for the work that Miltenyi performs, the Company is obligated to pay fees associated with each statement of work, as well as certain expenses incurred by Miltenyi in the course of providing the services and manufacturing. Pursuant to the MSA, any intellectual property necessary to perform the services and manufacturing that is owned by the parties remains the property of that party. Miltenyi has granted the Company a limited, worldwide, non-exclusive license, under certain of its intellectual property rights solely to research, develop, make, have made, and use non-commercial products (e.g., clinical study drug). The term of the MSA is for a period of three years from the effective date and, thereafter, shall automatically renew for successive one-year periods, unless either party provides written notice to the other of its desire not to renew at least ninety days prior to the expiration of the then-current term. The MSA can also be terminated by either party for a material breach upon sixty days’ prior written notice, or upon fifteen days’ prior written notice for breach of any payment obligation if the breaching party has not cured such breach by the end of such applicable period.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on June 25, 2018 (File No. 001-38537) and incorporated herein by reference).

3.2

Certificate of Change of Registered Agent and/or Registered Office of the Registrant (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on November 5, 2020 (File No. 001-38537) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to our Current Report on Form 8-K (File No 001-38537) filed on June 25, 2018 and incorporated herein by reference).

10.1

Second Amendment to the AVROBIO, Inc. 2018 Stock Option and Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 10, 2022 (File No. 001-38537) and incorporated herein by reference).

10.2

Amendment No. 2 to Employment Agreement, by and between the Registrant and Chris Mason dated April 25, 2022, (Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 10, 2022 (file No. 001-38537) and incorporated herein by reference).

10.3	Amended and Restated Master Services Agreement, by and between the Registrant and Miltenyi Biotec, Inc., dated November 20, 2021.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

**The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: August 9, 2022	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: August 9, 2022	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer