Form 10-Q
period 2022-09-30
AVROBIO, Inc.
filed 2022-11-08
CIK 1681087

[

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	AVRO	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐ o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2022, the registrant had 43,774,088 shares of common stock, $0.0001 par value per share, outstanding.

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

•
Business interruptions resulting from the ongoing coronavirus disease or COVID-19 pandemic or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

•
Our hematopoietic stem cell, or HSC gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

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

•
Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “strives,” “should,” “will,” and similar expressions or the negative of these terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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
•
developments and projections relating to our competitors and our industry, including other lentiviral or HSC gene therapy companies;
•
our expectations related to the use of our cash reserves;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•
our ability to comply with the terms of our term loan agreement;
•
our ability to avoid any findings of material weaknesses or significant deficiencies in the future;
•
our ability to satisfy the continued listing requirements of the Nasdaq Global Select Market, including a minimum bid price, and to maintain our common stock listing on Nasdaq or any stock exchange;
•
the impact of laws and regulations, including without limitation recently enacted tax reform legislation;
•
our expectations regarding the time during which we are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks

All brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report to the “Company,” “we,” “us,” and “our” refer to AVROBIO, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$115,968	$189,567
Restricted cash	492	—
Prepaid expenses and other current assets	9,773	9,578
Total current assets	126,233	199,145
Property and equipment, net	3,223	4,126
Restricted cash, net of current portion	—	492
Other assets	41	74
Total assets	$129,497	$203,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,814	$3,486
Accrued expenses and other current liabilities	14,327	15,638
Deferred rent	51	262
Total current liabilities	16,192	19,386
Note payable, net of discount	15,205	14,945
Deferred rent, net of current portion	10	30
Total liabilities	31,407	34,361
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized; 43,773 and 43,652 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	562,484	553,014
Accumulated deficit	(464,398)	(383,542)
Total stockholders’ equity	98,090	169,476
Total liabilities and stockholders’ equity	$129,497	$203,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$15,919	$23,043	$54,049	$64,114
General and administrative	7,066	9,577	26,128	26,765
Total operating expenses	22,985	32,620	80,177	90,879
Loss from operations	(22,985)	(32,620)	(80,177)	(90,879)
Other (expense) income:
Interest income (expense), net	111	2	(544)	21
Other (expense) income, net	(95)	5	(135)	(41)
Total other income (expense), net	16	7	(679)	(20)
Net loss and comprehensive loss	$(22,969)	$(32,613)	$(80,856)	$(90,899)
Net loss per share — basic and diluted	$(0.52)	$(0.75)	$(1.85)	$(2.13)
Weighted-average number of common shares outstanding — basic and diluted	43,773	43,623	43,722	42,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2021	43,623	$4	$543,690	$(322,702)	$220,992
Stock-based compensation expense	—	—	5,168	—	5,168
Exercise of stock options	9	—	22	—	22
Net loss	—	—	—	(32,613)	(32,613)
Balance as of September 30, 2021	43,632	4	548,880	(355,315)	193,569

	Nine Months Ended September 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344
Stock-based compensation expense	—	—	14,494	—	14,494
Exercise of stock options	206	—	872	—	872
Issuance of common stock under ATM facility, net of offering costs of $67	1,829	—	14,550	—	14,550
Issuance of common stock under the 2018 employee stock purchase plan	28	—	208	—	208
Net loss	—	—	—	(90,899)	(90,899)
Balance as of September 30, 2021	43,632	4	548,880	(355,315)	193,569

	Three Months Ended September 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2022	43,696	$4	$559,768	$(441,429)	$118,343
Stock-based compensation expense	—	—	2,656	—	2,656
Issuance of common stock under the 2018 employee stock purchase plan	77	—	60	—	60
Net loss	—	—	—	(22,969)	(22,969)
Balance as of September 30, 2022	43,773	$4	$562,484	$(464,398)	$98,090

	Nine Months Ended September 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	43,652	$4	$553,014	$(383,542)	$169,476
Stock-based compensation expense	—	—	9,267	—	9,267
Issuance of common stock under the 2018 employee stock purchase plan	121	—	203	—	203
Net loss	—	—	—	(80,856)	(80,856)
Balance as of September 30, 2022	43,773	$4	$562,484	$(464,398)	$98,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(80,856)	$(90,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,267	14,494
Depreciation and amortization expense	1,105	963
Non-cash interest expense	260	—
Loss on disposal of property and equipment	59	—
Deferred rent expense	(231)	(159)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(195)	(2,729)
Other assets	33	352
Accounts payable	(1,672)	284
Accrued expenses and other current liabilities	(1,305)	5,566
Net cash used in operating activities	(73,535)	(72,128)
Cash flows from investing activities:
Purchases of property and equipment	(267)	(1,611)
Net cash used in investing activities	(267)	(1,611)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	872
Proceeds from issuance of common shares under ATM facility, net of offering costs paid	—	14,550
Payment of offering costs	—	(204)
Proceeds from issuance of ESPP shares	203	208
Net cash provided by financing activities	203	15,426
Net decrease in cash, cash equivalents and restricted cash	(73,599)	(58,313)
Cash, cash equivalents and restricted cash at beginning of period	190,059	260,174
Cash, cash equivalents and restricted cash at end of period	$116,460	$201,861
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$507
Interest paid	1,002	—
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$115,968	$201,369
Restricted cash	492	492
Cash, cash equivalents and restricted cash, end of period	$116,460	$201,861

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

The Company has incurred recurring losses since its inception, including net losses of $80,856 and $90,899 for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $464,398. The Company has primarily funded these losses through the proceeds from sales of common and preferred stock. In addition, in November 2021 the Company entered into the Loan Agreement (as defined below). Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash and cash equivalents on hand as of September 30, 2022 of $115,968 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the results of its operations for the three and nine months ended September 30, 2022 and 2021, its statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its statement of cash flows for the nine months ended September 30, 2022 and 2021.

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 17, 2022.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2022, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As part of the agreement, the Company is obligated to make milestone payments of up to an aggregate of $80,000 upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a mid-single digit percentage based on net sales of products licensed under the agreement and to pay a low double-digit percentage of any sublicense fees received by the Company. During the third quarter of 2022, a $2,000 milestone payment under the MPSII License Agreement became due following regulatory approval of the clinical trial application for the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM, and the next anticipated payment milestone under the agreement is $4,000, upon the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM.

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

Concurrently with the MPSII License Agreement, the Company entered into a collaborative research funding agreement with UoM (“CRFA”). Under the CRFA, the Company has agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which are currently expected to equal approximately £10,013 in the aggregate.

For the three months ended September 30, 2022 and 2021 the Company incurred $590 and $1,031, respectively, related to the CRFA. For the nine months ended September 30, 2022 and 2021 the Company incurred $1,970 and $1,832, respectively, related to the CRFA.

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

For the three months ended September 30, 2022 and 2021, the Company recorded research and development expense related to this agreement with UHN of $82 and $102, respectively, which consists of reimbursable funded study trial costs. For the nine months ended September 30, 2022 and 2021 the Company recorded research and development expense related to this agreement with UHN of $106 and $175, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three and nine months ended September 30, 2022 and 2021.

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

For the three months ended September 30, 2022 and 2021 the Company recorded no research and development expense related to this agreement with UHN. For the nine months ended September 30, 2022 and 2021 the Company recorded $39 for both periods, which consists of license maintenance fees. No milestone fees were incurred related to this agreement in the three and nine months ended September 30, 2022 and 2021.

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

The Company has recognized no expenses related to the license for the three and nine months ended September 30, 2022 and 2021.

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

The Company has recognized no expenses related to this agreement for the three and nine months ended September 30, 2022 and 2021.

Agreement with Lund University Rights Holders

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

The Company has recognized no expenses related to this agreement for the three and nine months ended September 30, 2022 and 2021.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$114,674	$—	$—	$114,674
	$114,674	$—	$—	$114,674

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$189,332	$—	$—	$189,332
	$189,332	$—	$—	$189,332

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the nine months ended September 30, 2022, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid research and development expenses	$4,112	$4,496
Tax incentive refund	2,984	2,697
Prepaid insurance	1,484	112
Other current assets	765	1,698
Prepaid compensation benefits	428	575
Prepaid expenses and other current assets	$9,773	$9,578

Property and equipment, net

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Laboratory and office equipment	$5,947	$6,162
Leasehold improvements	629	1,635
Computer equipment	102	149
	6,678	7,946
Less: Accumulated depreciation and amortization	(3,455)	(3,820)
Property and equipment, net	$3,223	$4,126

Depreciation and amortization expense was $336 and $374, respectively, for the three months ended September 30, 2022 and 2021. Depreciation and amortization expense was $1,105 and $963, respectively, for the nine months ended September 30, 2022 and 2021.

Restricted cash

As of September 30, 2022 and December 31, 2021, the Company had restricted cash of $492. $283 consists of cash used to secure a letter of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement. $209 consists of cash to be released within 60 days following the termination of a lease arrangement that was terminated on September 23, 2022.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Research and development expenses	$7,645	$8,882
Compensation and benefit costs	5,402	5,579
Consulting and professional fees	871	999
Other liabilities	409	178
Accrued expenses and other current liabilities	$14,327	$15,638

6. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2022 and 2021 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2022 and December 31, 2021, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2022. The Company does not anticipate recognizing any significant losses

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

7. Note Payable

On November 2, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders party thereto from time to time and Silicon Valley Bank pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) is available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the Closing Date. Subject to the terms and conditions of the Loan Agreement, the first tranche allows the Company to borrow an additional $15,000 through October 31, 2023. The second and third tranches under the Term Loan Facility, which, upon satisfaction of certain milestones, allow the Company to borrow an additional amount up to $10,000 in each tranche through October 31, 2023, can no longer be drawn due to the deprioritization of our Fabry program. Additionally, the Company may seek to borrow up to an additional $15,000 at the sole discretion of the lender through the term of the Loan Agreement. The Loan Agreement matures on October 1, 2026 (the “Maturity Date”). The Company is required to pay an end of term fee (“End of Term Charge”) equal to 9.00% of the aggregate principal amount of the Term Loan Facility advances upon repayment.

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

The End of Term Charge is recorded as a debt discount with an initial carrying balance of $1,350. During the year ended December 31, 2021 the Company recognized $103 of debt issuance costs related to legal expenses that has been included in the debt discount balance. The debt discount costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan Agreement is approximately 14.19%.

As of September 30, 2022 the carrying value of the note payable consists of the following:

September 30, 2022
(in thousands)
Note payable, including End of Term Charge	$16,350
Debt discount, net of accretion	(1,145)
Note payable, net of discount, long-term	$15,205

As of September 30, 2022, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Year Ending December 31,	Principal
2022	$—
2023	—
2024	1,875
2025	7,500
2026	5,625
Total	$15,000

During the three and nine months ended September 30, 2022, the Company recognized $482 and $1,280, respectively, of interest expense related to the Loan Agreement which is reflected in interest (expense) income, net on the consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2021, the Company recognized no interest expense related to the Loan Agreement.

8. Stockholders’ Equity

Common Stock

As of September 30, 2022 and December 31, 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of September 30, 2022 and December 31, 2021, no undesignated preferred stock was outstanding.

As of September 30, 2022, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of September 30, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2022	December 31, 2021
Shares reserved for exercise of outstanding stock options	8,083,363	7,423,777
Shares reserved for vesting of restricted stock units	870,536	599,850
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	6,661,524	2,583,736
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,467,026	1,151,010
Shares reserved for issuance under the 2019 Inducement Plan	752,048	412,686
Shares reserved for issuance under the 2020 Inducement Plan	1,637,000	1,637,000
Total shares of authorized common stock reserved for future issuance	19,471,497	13,808,059

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,423,777	$13.54	6.79	$1,469
Granted	3,455,157	$1.79
Exercised	—	$—
Cancelled or forfeited	(2,795,571)	$11.99
Outstanding as of September 30, 2022	8,083,363	$9.05	7.69	$50
Exercisable as of September 30, 2022	3,266,645	$12.69	5.87	$50

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 was $1,760. No options were exercised during the nine months ended September 30, 2022.

The weighted-average grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2022 and 2021 was $1.23 and $9.12, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2021	599,850	$9.64
Granted	850,168	$1.62
Vested	(431)	$15.65
Forfeited, cancelled or expired	(579,051)	$6.56
Issued and unvested as of September 30, 2022	870,536	$3.85

The total fair value of restricted stock units vested during the nine months ended September 30, 2022 and 2021 was $7 and $7, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$448	$1,965	$2,169	$5,989
General and administrative	2,208	3,204	7,098	8,505
Total stock-based compensation expense	$2,656	$5,169	$9,267	$14,494

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

As of September 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $21,345, which is expected to be recognized over a weighted-average period of 2.39 years.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated as they were anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	8,083,363	7,999,382
Restricted stock units	870,536	709,025

11. Related Party Transactions

UHN

For the three months ended September 30, 2022 and 2021, the Company recognized $82 and $102, respectively, of research and development expense related to the license agreements with UHN. For the nine months ended September 30, 2022 and 2021, the Company recognized $145 and $215, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended September 30, 2022 and 2021, the Company recorded expenses of $795 and $228, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors. For the nine months ended September 30, 2022 and 2021, the Company recorded expenses of $2,381 and $1,278, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors.

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

Under the Workforce Reduction, the Company recognized total restructuring expenses for the three and nine months ended September 30, 2022 of $0 and $1,369, respectively. No restructuring expenses were incurred for the three and nine months ended September 30, 2021. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. During the three and nine months ended September 30, 2022 approximately $0 and $1,369 of these payments were made. There are no accrued remaining payments at September 30, 2022.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The following table summarizes the charges related to the restructuring activities as of September 30, 2022:

Employee Severance and Other Benefits
Liability included in accrued expenses and other current liabilities at January 1, 2022	$—
Restructuring expenses	1,369
Cash payments	(1,369)
Liability included in accrued expenses and other current liabilities at September 30, 2022	$—

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

Overview

We are a leading clinical-stage gene therapy company with a shared purpose to free people from a lifetime of genetic disease. Our company is focused on developing potentially curative HSC gene therapies (which we sometimes refer to as ex vivo lentiviral-based gene therapies) to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ hematopoietic stem cells that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $3.4 billion in worldwide net sales in 2021.

Our pipeline is currently comprised of four HSC gene therapy programs: AVR-RD-02 for the treatment of Gaucher disease, including Gaucher disease type 1 and type 3; AVR-RD-04 for the treatment of cystinosis; AVR-RD-05 for the treatment of neuronopathic mucopolysaccharidosis type II, or nMPS-II, or Hunter syndrome; and AVR-RD-03 for the treatment of Pompe disease.

AVR-RD-02 is currently being studied for the treatment of Gaucher disease type 1 in a Company-sponsored Phase 1/2 clinical trial, which we refer to as the Guard1 clinical trial. Four patients have been dosed to date in the Guard1 clinical trial, and we have enrolled six patients to date and we are actively recruiting additional potential patients for our currently active sites. We plan to provide updated interim clinical trial data on December 7, 2022, at which time we also plan to provide an update on discussions with regulatory authorities regarding Gaucher disease type 3, including our plans for further clinical development.

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 collaborator-sponsored clinical trial. Enrollment of this clinical trial is complete with a total of six patients dosed. In May 2022, we reported updated interim data from the Phase 1/2 clinical trial of AVR-RD-04 at the 25th Annual Meeting of American Society for Gene and Cell Therapy, or ASGCT in Washington D.C. We plan to engage with regulatory agencies on the pre-clinical, chemistry, manufacturing, and controls, or CMC, and clinical plans for AVR-RD-04. In August 2022, we submitted a meeting request to the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA regarding a Company-sponsored clinical trial for AVR-RD-04 and expect a scientific advice meeting with the MHRA in the first quarter of 2023. We are also planning to engage with other regulatory authorities as we expand this anticipated global trial. Pending the outcome of this and other regulatory interactions, we are planning to initiate a Company-sponsored Phase 1/2 clinical trial in the second half of 2023. Clinical sites are anticipated in the United Kingdom, Europe and the United States. Our current plan involves a two-part strategy, including both a pre-renal transplant population and a post-renal transplant population.

AVR-RD-05 is our preclinical program for the treatment of Hunter syndrome. In September 2022 we announced that the MHRA, Research Ethics Committee, or EC, and Health Research Authority, or HRA, have accepted the clinical trial application, or CTA submitted by our collaborators at The University of Manchester for initiation of a Phase 1/2 collaborator-sponsored clinical trial of investigational autologous HSC gene therapy in infants diagnosed with nMPS-II, or Hunter Syndrome, in the United Kingdom. We currently expect the Phase 1/2 collaborator-sponsored clinical trial will dose the first patient in the first half of 2023.

AVR-RD-03 is our preclinical program for the treatment of Pompe disease, and we are planning to engage with regulatory authorities this year to discuss a potential path to the clinic. While we are continuing to advance AVR-RD-03, we are prioritizing our cystinosis and Gaucher disease clinical programs. As a result, we no longer expect to initiate a clinical trial for AVR-RD-03 in 2023.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through September 30, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market,” or ATM, facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $80.9 million and $90.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $464.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We currently have a total of four investigational gene therapy programs in our pipeline, two of which are currently in clinical development. Further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our ATM facility, as well as proceeds from our Loan and Security Agreement dated as of November 2, 2021, or the Term Loan Agreement, with the lenders party thereto from time to time, or the Lenders, and Silicon Valley Bank, as administrative agent and collateral agent for the Lenders, or the Agent. Pursuant to the Term Loan Agreement, the Company has access to a term loan in an aggregate principal amount of up to $50.0 million (the “Term Loan Facility”), available to the Company in three tranches, subject to certain terms and conditions. However, due to the deprioritization of our Fabry program, we can no longer draw on the second and third tranches, which total $20.0 million. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from governmental entities ; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of September 30, 2022, we had cash and cash equivalents of $116.0 million. We believe that our existing cash and cash equivalents on hand as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Other Updates

On July 8, 2022, we moved our corporate headquarters to 100 Technology Square, 6th Floor, Cambridge, MA 02139. We had previously subleased space in this location for laboratory facilities, and in January 2022, we amended our sublease agreement to, among other things, expand the square footage to include office space. In September 2022, we entered into an agreement providing for an early termination of our lease and continuing rent obligations for our former office space at One Kendall Square, Building 300, Suite 201, Cambridge, MA 02139, and we have since vacated the premises.

On July 13, 2022, we announced that the Food and Drug Administration, or FDA, has granted orphan drug designation for AVR-RD-05 for the treatment of nMPS-II, or Hunter syndrome.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fabry	$1,568	$3,356	$5,464	$9,143
Gaucher	2,085	1,409	4,998	5,887
Pompe	(29)	1,705	569	2,413
Cystinosis	752	2,243	4,462	3,270
Hunter	2,634	1,520	4,577	1,872
Other research activities	40	—	65	116
Unallocated research and development expenses	8,869	12,810	33,914	41,413
Total research and development expenses	$15,919	$23,043	$54,049	$64,114

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

Consolidated Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$15,919	$23,043	$(7,124)
General and administrative	7,066	9,577	(2,511)
Total operating expenses	22,985	32,620	(9,635)
Loss from operations	(22,985)	(32,620)	9,635
Other (expense) income:
Interest income	111	2	109
Other (expense) income	(95)	5	(100)
Total other income, net	16	7	9
Net loss	$(22,969)	$(32,613)	$9,644

Research and Development Expenses

Research and development expenses decreased by approximately $7.1 million to $15.9 million for the three months ended September 30, 2022, from $23.0 million for the three months ended September 30, 2021. This decrease was driven by a $4.5 million decrease in personnel-related costs which was impacted by our reduction in workforce implemented in January 2022 and a $3.7 million decrease in manufacturing costs which was offset by a $0.8 million increase in consulting costs.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended September 30, 2022, compared to $9.6 million for the three months ended September 30, 2021. This decrease of $2.5 million was attributable to a $1.4 million decrease in personnel-related costs which was impacted by our reduction in workforce implemented in January 2022, a $0.7 million decrease in facility costs, and a $0.4 million decrease in professional fees.

Other Income, Net

Other (expense) income, net, was less than $0.1 million for the three months ended September 30, 2022 and 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$54,049	$64,114	$(10,065)
General and administrative	26,128	26,765	(637)
Total operating expenses	80,177	90,879	(10,702)
Loss from operations	(80,177)	(90,879)	10,702
Other expense:
Interest (expense) income	(544)	21	(565)
Other expenses	(135)	(41)	(94)
Total other expense, net	(679)	(20)	(659)
Net loss	$(80,856)	$(90,899)	$10,043

Research and Development Expenses

Research and development expenses decreased by approximately $10.1 million to $54.0 million for the nine months ended September 30, 2022, from $64.1 million for the nine months ended September 30, 2021. This decrease was driven by a $8.4 million decrease in personnel-related costs which was impacted by our reduction in workforce implemented in January 2022, a $2.9 million decrease in manufacturing costs, and a $0.6 million decrease in research costs which was partially offset by a $2.0 million increase in consulting costs.

General and Administrative Expenses

General and administrative expenses were $26.1 million for the nine months ended September 30, 2022, compared to $26.8 million for the nine months ended September 30, 2021. This decrease of $0.6 million was attributable to a $0.8 million decrease in facility costs and a $0.2 million decrease in personnel-related costs which was partially offset by a $0.2 million increase in professional fees.

Other (Expense) Income, Net

Other (expense), net, was $(0.7) million for the nine months ended September 30, 2022, compared to less than $0.1 million for the nine months ended September 30, 2021. The change is primarily due to interest expense paid related to our Term Loan Agreement, which we entered into in the fourth quarter of 2021 and foreign currency losses recognized during the period.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM facility. Through September 30, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our ATM facility; and we had drawn $15.0 million in term loans under our Term Loan Agreement.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of September 30, 2022, approximately $26.5 million of common stock remained unsold under the ATM facility.

On November 2, 2021, or the Closing Date, we entered into the Term Loan Agreement. The Term Loan Agreement provided for (i) on the Closing Date, $30.0 million aggregate principal amount of term loans available through October 31, 2023; (ii) an additional $20.0 million in term loan facilities available through October 31, 2023 upon the achievement of certain regulatory or clinical milestones prior to the time of draw, or the Milestone Funding; and (iii) an additional discretionary $15.0 million term loan facility available upon our request and approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $15.0 million in term loans on the Closing Date and are able to borrow an additional $15.0 million through October 31, 2023. As a result of the deprioritization of our Fabry disease program, we are no longer able to draw the $20.0 million of Milestone Funding per the terms of the Term Loan Agreement. The loan repayment schedule provides for interest only payments until November 1, 2024, followed by consecutive monthly payments of principal and interest. All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on October 1, 2026.

As of September 30, 2022, we had cash and cash equivalents of $116.0 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(73,535)	$(72,128)
Net cash used in investing activities	(267)	(1,611)
Net cash provided by financing activities	203	15,426
Net (decrease) in cash and cash equivalents	$(73,599)	$(58,313)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $73.5 million of cash, cash equivalents and restricted cash, resulting from our net loss of $80.9 million and cash used by changes in our operating assets and liabilities of $3.1 million which was partially offset by non-cash charges of $10.5 million. The net change in our operating assets and liabilities was primarily due to a decrease in accounts payable of $1.7 million and a decrease in accrued expenses and other liabilities of $1.3 million. The non-cash charges primarily included $9.3 million of stock-based compensation expense and $1.1 million of depreciation and amortization expense.

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

Investing Activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2022 compared to $1.6 million for the nine months ended September 30, 2021. The decrease in cash used in investing activities was primarily due to a decrease in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million for the nine months ended September 30, 2022 compared to $15.4 million for the nine months ended September 30, 2021. The decrease in cash provided by financing activities was primarily due to the proceeds of $14.6 million from issuance of common shares under ATM facility, net of offering costs paid and $0.9 million from proceeds from the exercise of stock options during the nine months ended September 30, 2021 which was partially offset by $0.2 million in proceeds from the issuance of shares under our 2018 Employee Stock Purchase Plan during the nine months ended September 30, 2022.

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

We believe that our $116.0 million of existing cash and cash equivalents on hand as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 17, 2022, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements applicable to other public companies, which are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of September 30, 2022, we had cash and cash equivalents of $116.0 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the nine months ended September 30, 2022 and 2021, we recognized foreign currency transaction losses of $70 thousand and $41 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2022, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $119.1 million and $119.7 million for the years ended December 31, 2021 and 2020, respectively, and $80.9 million for the nine months ended September 30, 2022. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our ATM facility. In addition, in November 2021, we entered into the Term Loan Agreement. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential and acceptance. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to complete preclinical and clinical trials of our product candidates, and manufacture, market and sell these or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our Company also could cause you to lose all or part of your investment.

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

As of September 30, 2022, we had cash and cash equivalents of $116.0 million. We believe that our existing cash and cash equivalents as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes. Furthermore, we currently have a total of four gene therapy programs in our pipeline, two of which are in clinical development. Further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs. Our future capital requirements will depend on many factors, including:

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
•
the amounts, if any, raised from potential financings and capital raising activities;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the costs of defending against and resolving adverse litigation, if any;
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

Risks related to the discovery and development of our product candidates

Business interruptions resulting from the coronavirus disease, or COVID-19 pandemic or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

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

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the ongoing COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While dosing of new patients began to resume in the first half of 2021, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted. Additionally, while ongoing data collection has continued for our patients that have been dosed, certain data collection was previously delayed and additional delays could result from COVID-19-related interruptions, particularly if new variants of the virus are identified and continue to spread. We are currently conducting and planning to conduct clinical trials for our product candidates in geographies that have been affected by COVID-19.

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

Our HSC gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our HSC gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our current conditioning regimen or any conditioning regimen we implement in the future, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of November 1, 2022, we have only dosed ten patients using our plato platform in our clinical trials, which includes six patients in our FAB-GT clinical trial for which we have halted enrollment. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of HSC gene therapy.

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

The FDA, NIH and the European Medicines Agency, or EMA, have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. For example, in 2016, the FDA established the Office of Tissues and Advanced Therapies (“OTAT”) within the CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (“OTP”) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. Although FDA has indicated that this change of name and responsibilities is intended to, among other things, increase review capabilities and enhance expertise on new cell and gene therapies, we cannot be certain that this approach will improve the time and cost associated with navigating gene therapy regulatory requirements, our regulatory strategy or the potential success of our product candidates. Such regulatory actions and developments could, instead, delay, impede or even prevent commercialization of some or all of our product candidates.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Additionally, any early access to the Company’s investigational therapies, such as through expanded or Right to Try access, may lead to discovery of undesirable side effects, or other negative consequences that could have adverse impacts on our development programs for current and future product candidates. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. If additional clinical or long-term follow-up experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked or limited.

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

In 2019, we began transitioning, in connection with our Company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize a precision dosing program called Target Concentration Intervention, or TCI, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient against potential risks such as toxicity or graft failure. In addition, we are evaluating the potential future use of alternative conditioning agents in lieu of the current busulfan TCI conditioning regimen. For example, we have entered into collaboration agreements with Jasper Therapeutics and Magenta Therapeutics and are currently evaluating the potential use of their respective monoclonal antibody conditioning agents. We are also evaluating the potential use of additional agents to tailor the conditioning regimen for certain disease indications. However, there can be no assurances these alternative conditioning regimens will be implemented or would be successful if implemented. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, busulfan, the myeloablative agent currently used in our conditioning regimen, has been known to carry certain safety risks, including the risk of impairment to fertility in both men and women, and such impairment has been reported in some patients in our clinical trials. Moreover, in each of our ongoing clinical trials several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, have been observed. While such adverse events in connection with conditioning are expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unacceptable rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, our product candidates for any or all targeted indications. There have been cases of therapy-related myelodysplastic syndrome, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. Although in the future we may potentially implement molecular cytogenetic screening as an additional risk reduction measure, there can be no guarantees that these procedures will be implemented in a timely manner or would be successful if implemented. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial, and lead to a decline in our stock price.

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

We are at an early stage of development for all of our product candidates. As of November 1, 2022, only 24 patients have been dosed in our clinical trials, which includes 14 patients from our Fabry program that we deprioritized in January 2022. Our ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registrational trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

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

The ongoing Phase 1/2 clinical trial of AVR-RD-04 is being conducted by our collaborators at the University of California, San Diego. In addition, the planned Phase 1/2 clinical trial of AVR-RD-05 will be a collaborator-sponsored trial conducted by our collaborators at The University of Manchester; and the MHRA recently accepted its CTA application for this Phase 1/2 clinical trial. We do not control the design or administration of collaborator-sponsored trials, nor the submission or approval of any IND or foreign equivalent required to conduct these trials, and the collaborator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of these or other non-Company-sponsored trials are inconsistent with, or different from, the results of our planned Company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the Company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while collaborator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates. For example, regulators may require us to submit comparability or bridging studies to allow data generated in non-Company-sponsored studies to support the regulatory approvals of our product candidates, and we cannot be certain that such comparability or bridging studies, if any, would be successful or feasible.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all. Although we currently expect to have enrolled up to a total of eight patients by the end of 2022 in our Company-sponsored clinical trial of AVR-RD-02 for Gaucher disease type 1, which we refer to as the Guard1 clinical trial, there can be no assurances we will achieve that goal or any of our other patient enrollment goals.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, or if collaborator-sponsored trials utilize different materials or manufacturing processes from ours to generate data, we may need to conduct additional studies to compare or bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and clinical trial applications, to demonstrate analytic comparability between LV1 and LV2. Our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, we expect that the FDA, Health Canada or other regulatory authorities will require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 collaborator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform. Additionally, the study drug for the planned collaborator-sponsored clinical study of AVR-RD-05 for Hunter syndrome will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial. Moreover, we are currently evaluating the implementation of an additional, new conditioning regimen that utilizes conditioning agents other than busulfan. We anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2, the automated manufacturing platform and any new conditioning regiment that we implement. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. If we are unable to obtain necessary regulatory approvals or labeling claims, our business, prospects, financial condition and results of operations would be materially and adversely affected.

Only one of our ongoing clinical trials utilizes our commercially scalable plato platform.

While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our scalable plato platform, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials that could result in delays and additional costs in our development or commercialization programs for our product candidates, which could adversely affect our business. We intend to continue implementing our scalable plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a customized conditioning regimen, in connection with each of our investigational product candidates. We have developed the plato platform to form the backbone of our programs, with the intent of replacing our original academic platforms with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements to our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, including earlier versions utilized in collaborator-sponsored clinical studies, which could delay our clinical development plans or marketing approvals, if any. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We anticipate competing with biotechnology and pharmaceutical companies, many of which may have significantly greater resources than we do. For example, for Gaucher disease, Sanofi Genzyme, Pfizer, and Takeda market existing enzyme replacement therapies, or ERTs, that represent the standard of care for Gaucher patients. For Gaucher disease we also expect to compete with oral therapies marketed by Johnson & Johnson and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Takeda markets an enzyme replacement therapy for Hunter syndrome. Denali Therapeutics has an ERT in late-stage clinical development for Hunter syndrome. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati, Orphan Europe and Leadiant Biosciences. In addition, we may compete with other gene therapy companies in our industry such as Freeline Therapeutics, Generation Bio, Eli Lilly and Company or Graphite Bio. Freeline Therapeutics, for example, is developing an adeno-associated virus, or AAV based gene therapy for Gaucher disease type 1. Moreover, a number of gene therapy companies have announced preclinical or clinical non-viral AAV based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies. For example, Gene Cradle has announced a pre-clinical program for infantile onset Pompe disease and late onset Pompe disease.

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

We may also pursue programs or designations from foreign regulatory authorities, such as the UK’s Innovative Licensing and Access Pathway, or ILAP, which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. The first step in the ILAP is receipt of an Innovation Passport, which allows for enhanced engagement with the MHRA and its partner agencies. In October 2022, we announced that the MHRA had granted an Innovation Passport to AVR-RD-02, which we are evaluating for the treatment of Gaucher disease. However, although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, receipt of this designation does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any future application for marketing authorization will be approved or that any approval will be granted within a particular timeframe.

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

We have received rare pediatric disease designation for AVR-RD-05 for the treatment of Hunter syndrome. However, a marketing application for AVR-RD-05, if approved, may not meet the eligibility criteria for a Priority Review Voucher, or PRV, or the rare pediatric disease designation program may sunset before the FDA is able to consider us for a voucher.

We have received rare pediatric disease designation for AVR-RD-05 for the treatment of Hunter syndrome. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, we will need to request a rare pediatric disease PRV in our original BLA for AVR-RD-05. The FDA may determine that a BLA for AVR-RD-05, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

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

In addition, the FDA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Even slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. There is no assurance we will not experience lot failures in the future. Lot failures or product recalls could cause us to delay clinical trials, or, if approved, commercial product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Our manufacturing process relies on a platform structure, which we refer to as our plato platform, and, if we experience delays, deviations or failures that impact that platform, such delays, deviations or failures could have an adverse impact on our development products or future commercialization programs.

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

We have moved our cell processing to an automated, closed system with a sole source supplier. In addition, we currently rely, and expect to continue to rely, on sole source suppliers for vector supply, plasmid supply and cell culture media, as well as drug product manufacturing for our Company-sponsored clinical trials. Our sole source suppliers may be unwilling or unable to supply product to us reliably, continuously or at the levels we anticipate or are required by our clinical trial activities. Such suppliers could delay, suspend, or terminate supply of product to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, intellectual property disputes with third parties, bankruptcy or insolvency, earthquakes or other natural disasters or other occurrences.

In addition, we currently depend on a limited number of suppliers for some of the other components necessary for our product candidates. We cannot be sure that any of our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Our use of a sole source or limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components and equipment. Any of our vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components and materials could take a substantial amount of time and it may be difficult or impossible to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

Our reliance on suppliers subjects us to a number of risks that could materially harm our reputation, business, and financial condition, including, among other things:

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

If any of these risks materialize, our costs could significantly increase and our ability to conduct our clinical trials and, if our product candidates are approved, to meet demand for our products could be impacted.

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
•
the availability of accessible and skilled healthcare centers capable of administering our treatments;
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
•
economic weakness, including inflation, fluctuating interest rates, or political instability in particular foreign economies and markets;
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

Our target patient populations are relatively small, as a result of which the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product candidates, if approved. Moreover, if successful, we anticipate that our product candidates will offer full therapeutic benefit from a single administration, thus, every treatment with our product candidates may result in a decrease in the available pool of target patients.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of the IRA on our business and the healthcare industry in general is not yet known. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current executive or key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. We implemented a reduction in force in January 2022 in connection with the deprioritization of our Fabry disease program, and through the first half of 2022 we have continued to streamline employee headcount including senior management. Reductions in force, management changes and program reprioritizations can have an adverse impact on employee morale. While we believe our relations with our continuing employees to be good, there can be no assurance that we can avoid hiring and retention challenges for skilled personnel in the future. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the ongoing COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. In addition, in recent months, the market price of our common stock has experienced significant downward pressure, resulting in “underwater” or “out-of-the-money” stock options for many of our employees, thereby limiting the desired retentive effect that our equity incentive program was intended to achieve. The inability to recruit or the loss of the services of any executive, key employee, skilled personnel, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA or of other foreign regulatory authorities, provide accurate information to the FDA and other foreign regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business conduct in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of healthcare professional interactions, drug pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws health information privacy and security laws, and other health care laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

We are subject, and may be increasingly subject if we obtain FDA approval for any of our product candidates, to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws impact, among other things, our clinical trial programs, healthcare professional interactions, grant making activities, and our anticipated sales, marketing and medical educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business.

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

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on personnel, sales or withdrawal of future marketed products could materially affect business in an adverse way.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

The use of our product candidates including in clinical studies, and the future sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through November 1, 2022, the trading price of our common stock has ranged from $53.70 to $0.56. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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
•
additions or departures of key scientific or management personnel, or other skilled personnel;
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

Based on shares outstanding as of November 3, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 27.55% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the JOBS Act. We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the first day of the year following the first year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 in any given year. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 3, 2022, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the requirement to maintain a minimum bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Any such delisting could also adversely impact our ability to raise additional capital or enter into strategic transactions.

On October 4, 2022, we received a written notice from the staff, or the Staff, of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between August 22, 2022 through October 3, 2022, our common stock had not complied with the Minimum Bid Price Requirement. Nasdaq’s written notice does not result in the immediate delisting of our common stock from Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 3, 2023, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. According to the written notice, if, at any time during this 180-day period, the closing bid price for the common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance and the common stock will remain listed on Nasdaq.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer our listing to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the additional 180-day compliance period, such as by effecting a reverse stock split, if necessary. If the Staff determines that we will not be able to cure the deficiency, then the Staff will provide us written notice that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Nasdaq Hearing Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, we can provide no assurance that actions taken or not taken by us will restore compliance with Nasdaq’s listing requirements, stabilize the market price of our common stock, improve the liquidity of our common stock or prevent future non-compliance with Nasdaq’s listing requirements.

Additionally, if our common stock is not listed on, or becomes delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter, or OTC, market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, and the liquidity and price of our common stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. In such circumstances, you may be unable to sell your common stock unless a market can be established or sustained.

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

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, in 2017 we were subjected to a cyberattack by a third party, which led to the theft of a portion of our funds. We implemented remedial measures promptly following this breach and do not believe that this breach had a material adverse effect on our business. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice. We have implemented remedial measures following this breach and do not believe that this breach had a material effect on our business. However, if any cyberattack or data breach were to occur in the future and cause interruptions in our or our collaborators,’ contractors’ or consultants’ operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our business data, trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

AVROBIO, INC.

Date: November 8, 2022	By:	/s/ Geoff MacKay
Geoff MacKay
President, Chief Executive Officer, and Principal Executive Officer

Date: November 8, 2022	By:	/s/ Erik Ostrowski
Erik Ostrowski
Chief Financial Officer and Principal Financial and Accounting Officer