Form 10-K
period 2022-12-31
AVROBIO, Inc.
filed 2023-03-23
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34,838,485 as of June 30, 2022 (based on a closing price of $0.92 share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 44,088,283 shares of Common Stock, $0.0001 par value per share, outstanding as of March 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

AVROBIO, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

i

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability, and substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock.

•
We will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•
Our term loan agreement contains restrictions that potentially limit our flexibility in operating our business, and we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect. In addition, as a result of the deprioritization of our Fabry program in January of 2022, we can no longer draw $20.0 million of term loans that were contingent upon the achievement of certain milestones related to our development of AVR-RD-01 for Fabry disease.

•
Business interruptions resulting from the coronavirus disease, or COVID-19, pandemic or similar public health crises have caused and may cause a disruption of the development of our product candidates and adversely impact our business.

•
Our hematopoietic stem cell or HSC gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

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

•
Our failure to meet Nasdaq Global Select Market’s or Nasdaq’s, continued listing requirements could result in a delisting of our common stock.

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

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “strives,” “should,” “will,” and similar expressions or the negative of these terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
the impact of the COVID-19 pandemic or any other public health crisis on our clinical trial programs, clinical supply and business generally;
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
•
our plans and expectations regarding our efforts to evaluate strategic opportunities with respect to one or more of our programs, our technology or our plato platform;
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
•
our ability to satisfy the continued listing requirements of the Nasdaq, including a minimum bid price, and to maintain our common stock listing on Nasdaq or any stock exchange;
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

Item 1. Business.

Overview

We are a clinical-stage gene therapy company with a purpose to free people from a lifetime of genetic disease. Our company is focused on developing potentially curative hematopoietic stem cell, or HSC, gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ HSCs that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform hematopoietic stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $3.5 billion in worldwide net sales in 2022.

Our pipeline is currently comprised of four HSC gene therapy programs: AVR-RD-02 for the treatment of Gaucher disease type 1 and type 3; AVR-RD-04 for the treatment of cystinosis; AVR-RD-05 for the treatment of neuronopathic mucopolysaccharidosis type II, or MPS-II or Hunter syndrome; and AVR-RD-03 for the treatment of Pompe disease.

AVR-RD-02 is currently being studied for the treatment of Gaucher disease type 1 in a Company-sponsored Phase 1/2 clinical trial, which we refer to as the Guard1 clinical trial. Four patients have been dosed to date in the Guard1 clinical trial, and we have enrolled six patients to date. We are actively recruiting additional potential patients for our currently active sites. We provided updated interim clinical trial data on December 7, 2022, at which time we also provided an update on discussions with regulatory authorities regarding Gaucher disease type 3, including our plans for further clinical development. Following positive feedback from the U.S. Food and Drug Administration, or FDA, and the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA, we are now planning for the initiation of a registrational, global Phase 2/3 clinical trial for Gaucher disease type 3 (GD3) in the second half of 2023, subject to regulatory alignment.

In October 2022, the FDA granted rare pediatric disease designation, or RPDD, for AVR-RD-02 for the treatment of Gaucher disease. Under this program, if AVR-RD-02 is approved by FDA, then the Company may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product candidate. That same month, AVR-RD-02 also was granted an Innovation Passport under the Innovative Licensing and Access Pathway, or ILAP, from the MHRA. ILAP designation is intended to accelerate the regulatory review process and facilitate patient access in the U.K. for seriously debilitating and life-threatening diseases. AVR-RD-02 previously received Fast Track Designation from the FDA in December 2021 and orphan drug designation, or ODD, in the U.S. in September 2019 and in the European Union, or EU, in September 2020.

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at the University of California, San Diego, or UCSD, in a Phase 1/2 collaborator-sponsored clinical trial. Enrollment of this clinical trial is complete with a total of six patients dosed. In May 2022, our collaborators at UCSD reported updated interim data from the Phase 1/2 collaborator-sponsored clinical trial of AVR-RD-04 at the 25th Annual Meeting of American Society for Gene and Cell Therapy, or ASGCT, in Washington, D.C. and at the 19th annual WORLDSymposium in Orlando, Florida on February 25, 2023. In the first quarter of 2023, we completed a scientific advice meeting with MHRA and received feedback from the FDA regarding a planned Company-sponsored clinical trial for AVR-RD-04. Based on these regulatory interactions and feedback, we are planning to initiate activities for a Company-sponsored Phase 1/2 clinical trial in the second half of 2023, which is designed to be registration-enabling. Clinical sites are anticipated in the United Kingdom, Europe and the United States. Our current plan involves a two-part clinical development strategy, including both a pre-renal transplant population clinical trial and a post-renal transplant population. We expect to provide clinical and regulatory updates on the Phase 1/2 clinical trial of AVR-RD-04 at ASGCT in May 2023.

In September 2022, the FDA granted RPDD for AVR-RD-04 for the treatment of cystinosis. AVR-RD-04 has previously received Fast Track Designation from the FDA and ODD from the FDA and EMA.

AVR-RD-05 is our preclinical program for the treatment of Hunter syndrome. In September 2022, we announced that the MHRA, Research Ethics Committee, or REC, and Health Research Authority, or HRA, have accepted the clinical trial application, or CTA, submitted by our collaborators at The University of Manchester for initiation of a Phase 1/2 collaborator-sponsored clinical trial of investigational autologous HSC gene therapy in infants diagnosed with MPS-II, or Hunter Syndrome, in the United Kingdom. We currently expect the Phase 1/2 collaborator-sponsored clinical trial will be initiated in 2023. In October 2021, the FDA granted RPDD for AVR-RD-05 for the treatment of Hunter syndrome. The FDA previously granted ODD for AVR-RD-05.

AVR-RD-03 is our preclinical program for the treatment of Pompe disease. While we continue to advance AVR-RD-03, we are prioritizing our Gaucher disease and cystinosis clinical programs. As a result, we no longer expect to initiate a clinical trial for AVR-RD-03 in 2023.

In January 2022, we announced the deprioritization of AVR-RD-01, our investigational gene therapy program for Fabry disease. This decision was made due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed patients in the Company’s Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease, which we refer to as the FAB-GT clinical trial. The emergence of such new data would have significantly extended the program’s development timeline. That development, coupled with an increasingly challenging market and regulatory environment for Fabry disease, were among the primary factors leading to the Company’s deprioritization of its Fabry program. As a result of the deprioritization, the Company stopped enrollment of its Phase 2 FAB-GT clinical trial and since early 2022, we have been focusing on our other pipeline programs.

Since its first clinical use in 2003, HSC gene therapy has been studied in several third parties’ clinical trials for rare diseases such as transfusion-dependent beta thalassemia, cerebral adrenoleukodystrophy, metachromatic leukodystrophy, and adenosine deaminase severe combined immunodeficiency. Initially, the use of HSC gene therapies was restricted primarily to the most severe diseases where the risks of the typical requirement for ablating the patients’ bone marrow had a clinically justifiable risk/benefit profile. To date, hundreds of patients have been treated with HSC gene therapies in third parties’ and our rare disease clinical trials, and we believe the technology can be developed for other serious conditions based on a rigorous risk/benefit assessment.

The myeloablation procedure, also known as the conditioning regimen, is typically an essential step in the ex vivo gene therapy treatment procedure and is administered prior to the gene therapy. We have worked to optimize the conditioning regimen through utilization of a precision busulfan dosing program, which we refer to as Target Concentration Intervention, or TCI. TCI is designed to enable careful titrating of exposure to the conditioning drug to a specific area under the curve, or AuC. The conditioning regimen utilized as part of our plato platform includes TCI to assess how rapidly the individual patient metabolizes the conditioning agent so physicians can adjust the dose as needed, with a goal of minimizing side effects from conditioning while maximizing the potential of durable engraftment. In addition, we are evaluating the potential future use of alternative conditioning agents in lieu of the current busulfan TCI conditioning regimen. For example, we have entered into a collaboration agreement with Jasper Therapeutics, Inc. and are currently evaluating the potential use of its monoclonal antibody conditioning agent. We are also evaluating the potential use of additional agents to tailor the conditioning regimen for certain disease indications.

plato® is our gene therapy platform designed to provide the foundation for the potential worldwide commercialization of our gene therapies, if approved. It is a HSC gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number; transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning. Six patients in our FAB-GT clinical trial of AVR-RD-01, for which enrollment was halted, and four patients in our Guard1 clinical trial of AVR-RD-02 have been dosed with drug product manufactured utilizing the plato platform, and we intend to utilize the plato platform with these process changes for all future patients enrolling in our Company-sponsored clinical trials. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, conditioning and other related processes are important steps towards advancing the field of HSC gene therapy and realizing its full potential to treat a number of diseases. We plan to continue leveraging advancements in stem cell transplantation with the goal of improving patient tolerability of our HSC gene therapies.

Our gene therapies currently target rare lysosomal disorders in which the current standard of care provides the mechanistic proof that the enzymes or proteins produced endogenously following treatment with our gene therapies can offer benefit to patients. Typically, in lysosomal disorders, a gene mutation results in the deficiency or malfunctioning of an enzyme or other protein. This results in the inability of lysosomes to properly process cellular materials such as damaged organelles. As a result, substrates and their metabolites accumulate to toxic levels in the body’s cells and, in turn, disrupt the function of multiple tissues and organs. Gaucher disease (types 1 and 3), Hunter syndrome and Pompe disease are currently primarily managed by bi-weekly (or weekly in the case of Hunter syndrome), multi-hour infusions with ERTs that seek to exogenously replace the missing functional enzyme. However, given their pharmacokinetics, most ERTs typically remain in the plasma only for a short period of time and thus are not ideal because they are only dosed weekly or every two weeks. Cystinosis is currently treated with two oral formulations of cysteamine that must be taken orally every 12 or 6 hours, leading to significant pill burden and compliance challenges. Further, oral cysteamine treatment has no effect on ocular cystine crystals deposits, thus requiring patients to be treated with topical cysteamine eye drops which must be applied each hour the patient is awake. These existing therapies manage, rather than cure, the underlying diseases and, as a result, patients continue to have disease progression. Further, the frequent, periodic and life-long dosing schedule required for ERTs and cysteamine results in significant costs for the healthcare system and is burdensome for the patient.

We believe our gene therapies leverage the well-understood mechanism of ERTs by transforming a patient’s own stem cells into a drug product that enables the patient to express functional enzyme or other protein and mirror the biology seen in an otherwise healthy individual. We believe that a single dose of our gene therapies may provide meaningful life-long benefit to these patients and potentially halt the progression of these diseases while also potentially providing significant health economic advantages.

Our programs leverage years of extensive preclinical and early clinical research by leading researchers, as well as our internal research and ongoing clinical efforts. The status of our HSC gene therapy programs is reflected below.

Planned regulatory milestones subject to regulatory agency clearance; *Collaborator-sponsored Phase 1/2 clinical trial of AVR-RD-04 is funded in part by grants to UCSD from the California Institute for Regenerative Medicine (CIRM), Cystinosis Research Foundation (CRF), and National Institutes of Health (NIH).

Our Expertise

We are led by biopharmaceutical experts with extensive experience in gene and cellular therapy, and rare diseases. Our team has broad expertise in the clinical and regulatory aspects of rare diseases as well as process development and manufacturing for cellular therapies. Members of our management team have held senior positions at Affinia Therapeutics, Amicus Therapeutics, Biogen, GlaxoSmithKline, Lentigen Technology, Novartis, Takeda, Spark Therapeutics, and other companies pursuing development, manufacturing and commercialization of gene, cellular and other therapies to treat rare diseases.

Our Strategy

Our purpose is to develop and commercialize HSC gene therapies that free patients from a lifetime of genetic disease. Key elements of our strategy include:

•
Advance our pipeline targeting lysosomal disorders. We are developing a pipeline of four gene therapies to treat Gaucher disease (type 1 and type 3), cystinosis, Hunter syndrome and Pompe disease. We intend to continue to advance these programs in parallel and to obtain clinical data that could potentially support regulatory filings around the world.
•
Leverage our proprietary plato® gene therapy platform to accelerate development of our pipeline. Continue implementing and enhancing our plato platform covering vector design and production, drug product manufacturing, as well as analytics. We believe our end-to-end plato platform is scalable for planned global commercialization, if approved. We believe our innovations in viral vector design, cellular manufacturing, cryopreservation, and other related processes are important steps towards advancing the field of HSC gene therapy and realizing its full potential to treat a number of diseases. plato incorporates a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity. In combination with this vector, in some indications we use a number of proprietary peptide tag technologies to enhance uptake of therapeutic protein in key tissues. We have also developed a manufacturing process that we believe is both reproducible and scalable, and we believe this technology could enable us to deliver our gene therapies to patients, if approved, in quantities sufficient for global commercial supply. In addition, we believe our personalized approach to conditioning using busulfan through TCI could enable us to deliver durable, “head-to-toe” treatment of symptoms and early intervention in the treatment of lysosomal disorders. We intend to continue to leverage advancements in stem cell transplantation, including evaluating the potential use of monoclonal antibody conditioning.
•
Leverage our approach beyond our initial indications. We are developing gene therapies for the treatment of four different lysosomal disorders and believe that we will gain significant learnings and technical insights from these programs. In the future, we may leverage our technology and insights to treat a number of rare and non-rare diseases where we believe our HSC approach has transformative potential.
•
Selectively and opportunistically evaluate opportunities and initiatives to maximize business value. As part of our business strategy, from time to time, we evaluate and intend to continue to evaluate opportunities to collaborate, partner, enter into joint ventures or undertake other strategic initiatives with third parties with respect to one or more of our programs, our technology or our plato platform, all with the goal of maximizing the value of our business. Despite devoting significant efforts to identify and evaluate potential opportunities, there can be no assurance that efforts will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all.

Our Approach

We develop gene therapies utilizing our HSC-based approach to transform a patient’s own stem cells into a drug product. Our investigational gene therapies employ lentiviral vectors that are designed to result in stable integration of the desired genes in the chromosomes of HSCs such that they are permanently maintained in the cell and can be reproduced as the cell divides. HSCs are primitive stem cells that develop into all types of blood cells, including white blood cells, red blood cells and platelets. To accomplish this, we harvest a patient’s HSCs and modify them ex vivo to add the equivalent of a functional copy of the gene that is mutated in the target disease. We then infuse the genetically modified cells back into the patient. Our gene therapies are designed to be administered to the patient as a one-time therapy following a conditioning regimen.

We are focused on employing our approach to treat and potentially cure lysosomal disorders. These disorders have well-understood biologies, identified patient populations, established standards of care that leave many patients with significant unmet medical needs, and represent large markets with approximately $3.5 billion in worldwide net sales in 2022. We believe our HSC gene therapy approach can be industrialized into a robust, scalable and, if approved, commercially viable process that will allow us to deliver our potentially curative therapies to patients across the world.

Potential Advantages of HSC Gene Therapy Approach

We believe HSC gene therapy has the potential to provide numerous advantages, including:

•
Durable benefit. We believe HSC gene therapy has the potential to provide life-long benefits with a single dose. Lentiviral vectors can integrate stably into the genome of HSCs and, when these cells replicate, they pass the integrated genes on to their progeny cells. Across the industry, efficacy in patients treated with HSC gene therapies have been demonstrated for longer than 13 years.
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
•
Broad patient applicability. HSC gene therapies have been used to deliver treatments to patients of all ages, including children, and to patients who may be ineligible for other types of gene therapy due to the presence of preexisting antibodies that detect viral vectors and trigger the immune system to destroy the vector and cells infected by the vector.
•
Restoration of protein function. By contrast to the standard-of-care enzyme replacement therapy, which seeks to clear toxic substrate as a key symptom of a non-functioning gene, restoration of gene function may deliver a wide array of additional biochemical benefits throughout the body.
•
Tolerability in clinical trials. To date, we have not seen any unexpected safety events in 24 patients across four clinical trials, with the longest follow-up more than 5 years to date.
•
Larger and varied payloads. In contrast to other viral vectors, lentiviral vectors have the capacity to carry larger gene sequences, which allow them to potentially address a large variety of indications.

Strategic Selection of Our Initial Indications

There are approximately 70 identified lysosomal disorders, which are characterized by an abnormal toxic build-up of substrates and their metabolites in the body’s cells. We are currently targeting Gaucher disease (type 1 and type 3), cystinosis, Hunter syndrome and Pompe disease. Each of these disorders affects a meaningful number of patients, has a suboptimal standard of care with unmet medical need and, we believe, is appropriate for HSC gene therapy. We believe our approach has the potential to address the shortcomings of existing therapies that, despite chronic dosing, cannot halt or reverse disease progression, restore normal lifespan or adequately address symptoms arising in both the peripheral tissues and the central nervous system.

Expanding the Utility of HSC Gene Therapy with Optimized Conditioning Regimens

A core part of our approach is to expand the use of HSC gene therapy to treat numerous lysosomal disorders. We believe conditioning is an essential step to optimize these treatments as it is designed to clear space in the patient’s bone marrow and central nervous system for cells carrying the therapeutic gene. This maximizes the potential for their long-term engraftment which may enhance durability of therapeutic effect. We believe enabling patient and physician choice of conditioning agents has the potential to be a substantial advance in the gene therapy field, and are evaluating the implementation of a tailored conditioning approach for certain disease indications.

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

In addition to our utilization of busulfan, we are exploring the implementation of monoclonal antibody conditioning as a potential alternative conditioning approach for certain indications and have entered into a collaboration agreement with Jasper Therapeutics.

plato®: Our Commercial-Scale Platform

In addition to developing first-line gene therapies, an important key to our strategy is to continuously improve our technology and production processes and to leverage these improvements across our gene therapies, if approved. plato is designed to provide the foundation for the potential worldwide commercialization of our gene therapies. It is a HSC gene therapy platform incorporating multiple upgrades including a four-plasmid lentiviral vector designed to optimize vector copy number, transduction efficiency and resulting enzyme activity; a closed, automated manufacturing system designed to improve consistency and predictability of the drug product; and a personalized approach to conditioning. plato has been used to dose a total of 10 patients in our clinical trials, which includes six patients from our FAB-GT trial for which enrollment was halted, and four patients from our Guard1 trial for Gaucher disease type 1. We intend to utilize the plato platform for all future patients enrolling in our Company-sponsored clinical trials. We believe our plato platform may lead to better patient outcomes and will represent a significant advance in our industry towards achieving the quality and scale required for global commercialization of gene therapies.

Our plato platform is designed to feature:

•
Large scale vector production: We currently have manufacturing capabilities, through contract manufacturing organizations, or CMOs, at 200-liter bioreactor scale, with vector production capable of treating a substantial number of patients per year.
•
Global reach: Our automated, closed system for manufacturing is designed to allow for the flexible production of our gene therapies. The automated, closed manufacturing system is portable with proprietary AVROBIO algorithms which allow for efficient establishment of manufacturing capabilities in multiple geographies that can be expanded or adjusted as our global supply requirements evolve. We believe this planned approach will facilitate global manufacturing and shipping of our gene therapies, and will promote access to our products by patients and caregivers.
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

Next Generation Vector Technology

We have utilized our core expertise in the development and optimization of lentiviral vectors to improve the vectors used in our gene therapies. We have made and expect to continue to make enhancements to our lentiviral vectors to improve safety, efficacy and efficiency. For example, clinical trials of AVR-RD-01 first utilized our original academic three-plasmid-produced lentiviral vector, which we refer to as LV1. However, we dosed six patients in our now halted FAB-GT clinical trial of AVR-RD-01 and the first four patients in our ongoing Guard1 clinical trial of AVR-RD-02 using our proprietary four-plasmid lentiviral vector, which we refer to as LV2, and expect to dose all future patients in our Company-sponsored trials with LV2. Our goal is to employ vectors that are state-of-the-art and that can be produced in a cost-effective and scalable manner.

Automated, Closed Manufacturing System

Our team has significant experience in cell processing and commercial-scale cellular therapy manufacturing. We have developed and are implementing a detailed plan for more cost efficient and scalable manufacturing of our gene therapies. In contrast to a number of other gene therapy companies that have not developed their commercial scale plans from the outset, we have executed on our plans to move to a closed suspension bioreactor system for vector production, as well as a closed, automated system for manufacturing our gene therapy product. Our move to a closed, automated manufacturing system was completed in 2019 as part of implementing upgrades from our plato platform, and six patients in our now halted FAB-GT clinical trial of AVR-RD-01 and the first four patients in our ongoing Guard1 clinical trial of AVR-RD-02 were each dosed using this system.

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

Busulfan permits utilization of TCI in our conditioning regimen, thereby enabling physicians to personalize the dosing to each patient by titrating over four days to potentially enhance patient tolerability to the conditioning procedure and promote cell engraftment. By contrast, melphalan is administered once with no TCI, and may cause concerns regarding conditioning-related toxicity across patients due to individual differences in metabolism of the drug. In addition, we believe that the utilization of busulfan in our conditioning regimen has the potential to allow our gene therapies to cross the blood-brain barrier, a feature which may yield therapeutic benefit in diseases that have a central nervous system component, such as Gaucher disease type 3, Hunter syndrome, Pompe disease and other rare and non-rare diseases.

Advantages of Our Approach over Existing Therapies

We believe our gene therapy candidates offer several potential advantages over existing therapies for lysosomal disorders, including:

•
Curative impact that has the potential to halt or reverse disease progression. Existing ERTs for Gaucher disease, Hunter syndrome and Pompe disease, and oral therapies for cystinosis, provide some therapeutic benefit to patients. However, because of their suboptimal pharmacokinetics, these ERTs only transiently increase plasma enzyme levels and the therapies for cystinosis require multiple doses throughout the day. In contrast, our lentiviral-based gene therapies are designed to enable the body to constantly produce the functional enzyme or other protein. This can potentially halt pathological damage and, depending on the targeted indication and organ system, may even reverse disease progression. Our investigational HSC gene therapies may provide potentially curative treatment to patients. This concept is illustrated in the graphs below.

Lifelong treatments *vs.* potential single-dose therapy

	Disease progression continues	Could halt, prevent or reverse disease
	Enzyme Replacement Therapy (ERT) Temporary bolus of enzyme, not curative	HSC Gene Therapy 24/7 expression of protein, curative potential

Plasma Pharmacokinetics
Life-long infusions
Bi-Weekly ERT

Functional Protein Expression
One-Time Gene Therapy

ILLUSTRATIVE GRAPHS BASED ON TARGET PRODUCT PROFILE

	ERT	HSC Gene Therapy
Enzyme or protein level	Transient, intermittent elevation	Long-term, continuous elevation
Treatment burden	Bi-weekly IV infusions	Single IV infusion
Access hard-to-reach organs	Limited	Yes – CNS, kidney, bone, muscle, heart

ERT=Enzyme replacement therapy; IV=Intravenous; HSC=Hematopoietic stem cells

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

AVR-RD-02, Our Gene Therapy for Gaucher Disease (Type 1 and Type 3)

We are developing AVR-RD-02 for the treatment of Gaucher disease type 1 and type 3). We plan to manufacture AVR-RD-02 from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for glucocerebrosidase, or GCase, and then infused into the patient.

Patient enrollment has commenced and is ongoing for the Phase 1/2 Guard1 clinical trial of AVR-RD-02 in patients with Gaucher disease type 1, and as of March 1, 2023 we have dosed four patients. The Guard1 trial is actively recruiting additional potential patients for our currently active sites.

We are planning for a Phase 2/3 clinical trial of AVR-RD-02 in pediatric and young adult patients with Gaucher disease type 3, which we refer to as the Guard3 clinical trial. We expect to open our first clinical trial site in the United Kingdom or the United States in the second half of 2023, subject to regulatory clearance by the MHRA or the FDA, as applicable. Initiation of additional clinical trial sites in Europe is expected at later dates and will be subject to regulatory clearance by the EMA and the relevant national regulatory authorities, as applicable.

Disease Overview

Gaucher Disease Type 1

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

Gaucher Disease Type 3

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

Limitations of Current Therapies

Gaucher disease type 1 is currently treated with bi-weekly infusions of ERT consisting of recombinant GCase over a patient’s lifetime. The most commonly prescribed ERTs for Gaucher disease are Cerezyme, marketed by Sanofi, and VPRIV, marketed by Takeda. Pfizer markets ELELYSO, an ERT indicated for Gaucher disease type 1.

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

In addition to ERTs, the FDA has approved several oral therapies for the treatment of Gaucher disease, including Zavesca (miglustat) marketed by Actelion and Cerdelga (eliglustat) marketed by Sanofi. We believe these oral therapies also provide suboptimal treatment. Zavesca is approved as a second line therapy and is associated with significant toxicities, including diarrhea, weight loss and tremors. Cerdelga is not approved for use in children, has highly variable metabolism due to patient-to-patient genetic variations and is highly susceptible to interactions with other drugs.

Both ERTs and oral therapies for Gaucher type 1 impose significant costs on the healthcare system. We estimate that the average five-year cost to the healthcare system per Gaucher patient (all types) prescribed standard of care treatment in the United States is approximately $2.3 million. In 2022, Sanofi’s Cerezyme and Cerdelga together generated worldwide net sales of approximately €995 million euros and Takeda’s VPRIV generated worldwide net sales of approximately 47 billion Japanese yen.

Current therapies used to treat Gaucher disease type 1, namely, ERT and SRT, do not penetrate the brain and therefore have no effect on the neurological aspects of Gaucher disease type 3. The most commonly prescribed ERTs for Gaucher disease are Cerezyme, marketed by Sanofi, and VPRIV, marketed by Takeda.

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

Our Solution

We are developing AVR-RD-02 to potentially provide a functional cure to patients with Gaucher disease type 1 and type 3 with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-02 is a HSC gene therapy that contains a codon-optimized human gene and is designed to maximize the likelihood of sustained GCase production in hematopoietic stem cells and their progeny.

Ongoing Phase 1/2 Clinical Trial (Guard1)

We have initiated our Guard1 Phase 1/2 clinical trial of AVR-RD-02 in patients with Gaucher disease type 1. Patient enrollment has commenced, and as of March 1, 2023, four patients have been dosed. This clinical trial is actively recruiting additional potential patients for our currently active sites. Our initial clinical trial is open to treatment-naïve patients; patients who have been stable on ERT for at least 24 months; and patients who have not received ERT or substrate reduction therapy, or SRT, in the past 12 months. We intend to enroll 8 to 16 patients, between the ages of 18 and 50, with Gaucher disease type 1. Patients currently prescribed ERT will cease treatment for the duration of the clinical trial. All enrolled patients will receive a single treatment with AVR-RD-02 and will be followed for 52 weeks to measure safety and efficacy. We intend to utilize our plato platform for all patients enrolling in our Phase 1/2 clinical trial of AVR-RD-02. Our efficacy endpoints for this clinical trial will include visceral domain and hematologic measures such as liver and spleen volumes, hemoglobin, platelet counts, bone pain and bone density measures, and quality of life measures along with critical biological blood markers used to track the disease progression in Gaucher disease type 1.

In December 2022, we presented data on the first four patients in the Guard1 clinical trial, which is described below.

Vector Copy Number (VCN)

All four adult GD1 patients in the Guard1 clinical trial who have been infused with investigational AVR-RD-02, based on data as of November 2022, achieved a VCN between 0.54 to 0.86 per diploid genome, 14 weeks to two years post gene therapy. We believe this indicates sustained engraftment and the presence of the transgene in the peripheral blood leukocytes, the essential cell impacted in Gaucher disease patients.

Plasma Lyso-Gb1 Reductions

Glucosylsphingosine, or lyso-Gb1, is considered a surrogate marker for disease activity and treatment response for Gaucher disease type 1. In the case of ERT-naïve patients and patients who have discontinued ERT, we believe that reductions in lyso-Gb1 levels following treatment with gene therapy are likely driven by the therapeutic effect of gene therapy. In all four adult Gaucher disease type 1 patients dosed to date in the Guard1 clinical trial, based on data as of November 2022, we observed that lyso-Gb1 decreased 21% to 70% (21%, 21%, 30% and 70%, respectively) below ERT baseline levels for all four patients, 12 weeks to two years post gene therapy. In this study baseline ERT is the measurement of single plasma lyso-Gbl value observed prior to initiating mobilization. Lyso-Gbl is a downstream metabolic product of glucocerebroside and is considered a sensitive and specific biomarker used for disease monitoring in patients with Gaucher disease.

Plasma Chitotriosidase Reductions

Chitotriosidase is a biomarker of macrophage activation that is found in high levels in Gaucher disease patients where the macrophages have accumulated an excess lipid burden. In the Guard1 clinical study, the metabolite chitotriosidase was reduced in the two patients with evaluable samples, reflecting a reduction in macrophage activation and inflammation. Patient 1's chitotriosidase level has declined from a high of 145.8 µmol/L/h prior to gene therapy treatment to 42.4 µmol/L/h (≤38.1 µmol/L/h is considered normal range) two years post gene therapy. Patient 2, who was in the normal range before gene therapy treatment, still decreased from 24.3 µmol/L/h at baseline to 19.2 µmol/L/h at week 52. Samples from the other two adult patients dosed to date are not evaluable.

In this study, baseline ERT is the measurement of a single chitotriosidase value observed prior to initiating mobilization.

Liver and Spleen Volume Reductions

In three of the four adult patients dosed with AVR-RD-02, as of November 2022, a demonstrated reduction in liver and spleen volumes below the ERT baseline was observed. Patient 4 was not yet scanned as of the data cutoff date for liver or spleen volume. In the patients who were scanned, we observed the following results.

•
Patient 1 data showed a clinically significant 24% reduction in liver volume at 104 weeks post gene therapy (patient underwent a splenectomy during childhood).
•
Patient 2 data showed a clinically significant 11% reduction in liver volume and 23% reduction in spleen volume at 52 weeks post gene therapy.
•
Patient 3 data showed a 4% reduction in liver volume and a 19% reduction in spleen volume, at 26 weeks post gene therapy.

Hemoglobin Concentration and Platelet Counts

Gaucher disease type 1 typically causes patients to have low levels of hemoglobin and platelets. In this study, the baseline measurement was taken one month prior to discontinuation of ERT. Twelve weeks to two years post gene therapy, hemoglobin and platelet levels, as of November 2022, were in normal range following gene therapy for all four adult patients in the Guard1 clinical trial.

Safety Data

As of the most recent cut-off date of September 27, 2022, safety data from the four adult patients dosed indicated no AEs related to drug product. All AEs observed were related to myeloablative conditioning, stem cell mobilization, underlying disease or pre-existing conditions. The majority of AEs were mild or moderate and resolved without clinical sequelae. As of the safety cut-off date of September 27, 2022, all AEs had resolved except for one AE of amenorrhea, which remains unresolved and ongoing.

Because this clinical trial is ongoing, safety and efficacy data are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events as well as the characterization of the severity or relatedness of safety events, until the database is locked at the end of the study.

Data From First Pediatric Gaucher Disease Type 3 Patient Dosed with AVR-RD-02

In December 2022, we announced that an 11-year-old patient with Gaucher disease type 3 was dosed with AVR-RD-02 at the University of Manchester, U.K., on a named patient basis, and we presented the named patient data at our virtual Gaucher disease Program Update. The patient’s physicians then presented additional data at the WORLDSymposium in February 2023.

At 581 days post gene therapy, the patient has normalized peripheral blood leukocyte glucocerebrosidase, or GCase, enzyme activity and plasma chitotriosidase, a marker of activated macrophages, and remains off ERT and SRT. The patient’s albumin levels increased 15 to 21 g/L at 1.2 years post gene therapy, reflecting improvements in lymphadenopathy and enteropathy. This patient was previously refractory to maximal and multimodal medical therapy, including ERT, SRT, enteral steroids and dietary restrictions. Additionally, the patient did not develop any new lesions on MRI assessments post gene therapy and had no clinically detectable change in neurological status or new neurological manifestations 15 months post gene therapy.

To date, safety data from this patient indicate no adverse events, or AEs, related to drug product. All AEs observed were related to myeloablative conditioning, stem cell mobilization, underlying disease or pre-existing conditions.

Planned Clinical Trial of AVR-RD-02 for Gaucher Disease Type 3 (Guard3)

A Phase 2/3 Guard3 clinical trial of AVR-RD-02 in patients with Gaucher disease type 3 is currently planned, with initiation anticipated in the second half of 2023, subject to regulatory alignment. The Guard3 trial is anticipated to be a global, open label, parallel-arm and randomized controlled clinical trial to evaluate the efficacy and safety of AVR-RD-02 in pediatric and young adult patients. The Guard3 trial is expected to include approximately 40 Gaucher disease type 3 participants (male or female), randomized on a 1:1 basis to receive either AVR-RD-02 HSC gene therapy or continue to receive standard of care ERT. Currently, the Guard3 trial design anticipates that following the observation period, eligible participants who received ERT will be eligible to cross over into the active arm to receive AVR-RD-02 HSC gene therapy.

The planned primary efficacy endpoint is a novel, multi-domain endpoint to reflect the systemic and heterogeneous nature of Gaucher disease, including ataxia (impaired coordination), breathing ability and liver and spleen volume. A key secondary efficacy measure plans to examine substrate levels in cerebrospinal fluid, or CSF, which reflects the impact of the HSC gene therapy in the central nervous system, or CNS.

The design of the planned Phase 2/3 clinical trial of AVR-RD-02 in patients with Gaucher disease type 3 is still subject to regulatory agency review and clearance, and final trial design may differ from current plans, including changes based on regulatory agency feedback.

We intend to utilize our plato platform for all patients who enroll in our planned Phase 2/3 Guard3 clinical trial and receive HSC gene therapy.

Overall, data from both the Guard1 and planned Guard3 clinical trials are expected to leverage the similar underlying pathophysiology for both types of Gaucher disease.

AVR-RD-04, Our Gene Therapy for Cystinosis

Together with UCSD, we are developing CTNS-RD-04, which we refer to as AVR-RD-04, for the treatment of patients with cystinosis. AVR-RD-04 is manufactured from hematopoietic stem cells that are first harvested from the patient, modified to add the gene that encodes for cystinosin, and then infused into the patient. AVR-RD-04 is currently being studied by our collaborators at UCSD in a Phase 1/2 collaborator-sponsored clinical trial. As of March 1, 2023 six patients have been dosed with AVR-RD-04 and the trial is fully enrolled. In February 2023, our collaborators at UCSD reported updated interim data from the Phase 1/2 collaborator-sponsored clinical trial of AVR-RD-04 at the 2023 WORLDSymposium in Orlando, Florida. We expect to provide clinical and regulatory updates on the Phase 1/2 clinical trial of AVR-RD-04 at ASGCT in May 2023.

In September 2022, the FDA granted RPDD for AVR-RD-04 for the treatment of cystinosis. AVR-RD-04 has previously received Fast Track Designation from the FDA and ODD from the FDA and EMA.

In the first quarter of 2023, we completed a scientific advice meeting with MHRA and received feedback from the FDA regarding a planned Company-sponsored clinical trial for AVR-RD-04. Based on these regulatory interactions and feedback and subject to regulatory clearance, we are planning to initiate activities for a Company-sponsored Phase 1/2 clinical trial for cystinosis in the second half of 2023, which is designed to be registration-enabling. Clinical sites are anticipated in the United Kingdom, Europe and the United States. Our current plan involves a two-part clinical development strategy, including both a pre-renal transplant population clinical trial and a post-renal transplant population clinical trial.

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

Procysbi and Cystagon must be taken orally every 12 or 6 hours, respectively, leading to significant pill burden and compliance challenges. Because cysteamine works by directly binding to cystine, rather than through a typical small molecule that inhibits an enzyme or receptor, a substantial quantity is required. For adults, this can mean taking at least 12 capsules twice a day, every day. Oral therapy with cysteamine is associated with a high degree of noncompliance due to the frequency with which it must be dosed and the accompanying nausea, as well as the acrid sulfur smell that it produces in the breath and body. It has been estimated that only one third of patients are able to adhere to the strict dosing schedule. Studies have shown that adherence diminishes over time in adolescents and adults despite disease impact. Further, oral cysteamine treatment has no effect on ocular cystine crystals deposits, thus requiring patients to be treated with topical cysteamine eye drops which must be applied each hour the patient is awake.

Our Solution

We are developing AVR-RD-04 to potentially provide a functional cure to patients with cystinosis with a single dose of the patient’s own hematopoietic stem cells modified in an ex vivo procedure. AVR-RD-04 is a HSC gene therapy containing a human gene for cystinosin designed to maximize the likelihood of sustained cystinosin production in hematopoietic stem cells and their progeny.

Ongoing Phase 1/2 Collaborator-Sponsored Clinical Trial

In the ongoing collaborator-sponsored Phase 1/2 clinical trial of AVR-RD-04, six patients with cystinosis who have previously been treated with cysteamine have been dosed. This clinical trial is being conducted by UCSD and has been funded in part by grants to UCSD from the California Institute for Regenerative Medicine, Cystinosis Research Foundation and National Institutes of Health. The clinical trial’s primary endpoints are safety and tolerability, assessed for up to two years after treatment. Secondary endpoints to assess preliminary efficacy include change from baseline in cystine levels in rectal mucosa and granulocytes, as well as cystine crystal counts in the cornea and skin. These secondary efficacy endpoints will also be evaluated through clinical tests of kidney function, ophthalmologic measures, muscle strength, pulmonary function and neurological and psychometric function, as well as through patient-reported outcomes and assessments of health-related quality of life. Mixed leukocyte and granulocyte cystine concentration measures have been part of cystinosis standard of care treatment for the past two decades, and changes in the average level of cystine in granulocytes from baseline was originally a primary endpoint of the clinical trial of AVR-RD-04. However, we and our collaborators at UCSD determined that cystine concentration in leukocytes and granulocytes, which is used to monitor small molecule therapies, is not appropriate to represent the mechanism of action of a gene therapy. As a result, the protocol for this clinical trial was amended in 2020 to retain safety and tolerability as the primary endpoint, as is appropriate for this stage of development, and shift measurement of cystine in granulocytes to a secondary endpoint.

Because this is a collaborator-sponsored clinical, the study drug is not manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 is used in connection with this clinical trial.

As of February 2023, the first five patients in the trial had discontinued and remained off oral cysteamine, with the first patient out to 36 months post-treatment. Additionally, four of the five dosed patients had discontinued and remained off cysteamine eye drops as of May 6, 2022. The second patient in the trial, who had stopped cysteamine eye drops one-month post-treatment with AVR-RD-04 per the trial protocol, resumed cysteamine eye drops in July 2021.

Vector Copy Number

In February 2023, our collaborator presented interim VCN data for the first five patients dosed in the Phase 1/2 clinical trial ranging from 0.7 and 2.0 per diploid genome between three- to 27-months post gene therapy.

Cystine Crystals in Skin and Gastrointestinal Mucosa Biopsy Tissues

Skin and gastrointestinal mucosa biopsies have been performed on patients at baseline and post-treatment with AVR-RD-04. The data from the biopsies are intended to show the average skin intracytoplasmic crystals per cell, which is a measurement of the number of toxic crystals in each cell. In February 2023, our collaborator at UCSD reported biopsy data in skin and gastrointestinal mucosa. In the skin, reductions in average intracytoplasmic crystals per cell ranged from 8% in patient 1, 64% in patient 2 and 81% in patient 3 below the patients’ own standard-of-care baseline measures at 12-27 months post gene therapy. In gastrointestinal mucosa, a measurable reduction below patients’ own standard-of-care baseline measures was observed post gene therapy, including a 73% reduction after 27 months for patient 1, a 28% reduction after 12 months for patient 2, an 86% reduction after 12 months for patient 3, and a 21% reduction after 6 months for patient 4. These data suggest the systemic distribution of functional cystinosis protein is impacting a variety of measures throughout the body. As of February 2023, our collaborator at UCSD had not yet reported skin biopsy data for patients 4, 5 and 6 or gastrointestinal mucosa biopsy data for patients 5 and 6.

Levels of Cystine in Cornea

Levels of corneal cystine crystals are being assessed in this clinical trial using IVCM. In May 2022, we presented a set of images of the first patient’s cornea measured at baseline and 18-months post-administration. The baseline IVCM images were taken using a Nidek ConfoScan microscope and the subsequent images were taken using a Heidelberg (HRT3) with Rostock Cornea Module microscope. Each of the post-treatment images showed a noticeable decline in the presence of corneal crystals. The images were preliminarily scored by a physician, on a scale of zero to four, to quantify crystal deposition in each corneal layer of the central cornea. In a patient-reported outcome scale of photophobia severity, the first three patients for which data are available, reported improved or stable photophobia scores. Patient 1, who entered the trial with a higher level of cystine crystal accumulation in the eye, reported a two-point photophobia score improvement 24 months post gene therapy. Patients 2 and 3, who both entered the trial with relatively lower cystine crystal accumulation in the eye, reported stable photophobia scores, both at 12 months post gene therapy. Patients 1, 3, 4 and 5 remain off cysteamine eye drops.

Kidney Function

Assessment of kidney function includes measurements of serum creatinine, or sCR, and eGFR, which is determined using the CKD-EPI formula. The first patient in the Phase 1/2 clinical trial exhibited an eGFR value of 18.1 mL/min/1.73m2 at 27 months post-treatment as compared to a baseline value of 55 mL/min/1.73m2. This patient’s eGFR values had been trending downward in the three years prior to administration of AVR-RD-04. We expect this patient’s eGFR levels to continue declining at a level consistent with the irreversible nature of nephropathic cystinosis. At six months post-treatment the second patient in the clinical trial, who received two kidney transplants prior to treatment in the clinical trial, exhibited an eGFR value of 81 mL/min/1.73m2 as compared to a baseline value of 71 mL/min/1.73m2.

Safety Data

As of the safety data cut-off date of January 9, 2023, preliminary interim clinical data for the first six patients dosed in the Phase 1/2 clinical trial appear to indicate that the AVR-RD-04 investigational gene therapy has been generally well tolerated with no unexpected safety events identified. There have been no reports of safety events attributed to the AVR-RD-04 drug product. As of the safety data cut-off date, a total of 173 adverse events, or AEs, were reported, a majority of which were reported by the investigator to be moderate or mild and resolved without clinical sequelae. All reported AEs were consistent with expectations for the underlying disease, stem cell mobilization and conditioning regimen prescribed by the study protocol.

The foregoing data on the Phase 1/2 clinical trial of AVR-RD-04 have been provided by our collaborators at UCSD and are subject to change. Additionally, because this clinical trial is ongoing, safety and efficacy data are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, as well as the characterization of the severity or relatedness of safety events, until the database is locked at the end of the study.

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

AVR-RD-05 will be studied by our collaborators at UoM, and a Phase 1/2 collaborator-sponsored clinical trial of AVR-RD-05 is expected to be initiated in 2023.

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

Limitations of Current Therapies

Hunter syndrome is currently treated with ERT delivered by weekly intravenous infusion. The onpreclinical dataly approved therapy for Hunter syndrome is Elaprase, marketed by Takeda, which generated worldwide net sales of approximately 80 billion Japanese yen in 2022. We estimate that the average five-year cost to the healthcare system per Hunter patient prescribed standard of care treatment in the United States is approximately $2.4 million.

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

Planned Phase 1/2 Collaborator-Sponsored Clinical Trial

Our collaborators at UoM plan to initiate a Phase 1/2 clinical trial in 2023. The Phase 1/2 clinical trial is expected to enroll five male patients, age three months to 12 months, with an early progressive form of the disease. The clinical trial is expected to be open to treatment-naïve patients as well as patients currently on ERT. The clinical trial’s primary endpoints are expected to be safety and tolerability. Secondary endpoints to assess preliminary efficacy are expected to include measurements of peripheral expression of IDS activity in plasma, CSF, and leukocytes; heparin sulfate concentration in CSF, plasma and urine; VCN per diploid genome, proportion of cells containing the inserted gene in total bone marrow colony forming units; cognitive function; and various behavioral and quality of life measurements.

Because this is a collaborator-sponsored clinical, the study drug will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial.

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

Limitations of Current Therapies

Pompe disease is currently treated with ERT delivered by bi-weekly intravenous infusion. Approved therapies for Pompe disease include Lumizyme (known as Myozyme outside of the United States), indicated for both infantile onset Pompe disease, or IOPD, and late onset Pompe disease, or LOPD. In addition, Nexviazyme (known as Nexviadyme outside of the United States) has been approved as an ERT for LOPD only. The products are marketed by Sanofi, which generated collective worldwide net sales of approximately €1.2 billion euros in 2022. We estimate that the average five-year cost to the healthcare system per Pompe patient prescribed standard of care treatment in the United States is approximately $3.2 million.

Though patients treated with ERT for Pompe disease have improved survival and respiratory function, ERT is not curative, and patients in long-term observational studies continue to have increased risk of respiratory failure and have residual muscle weakness including difficulties swallowing with risk of aspiration. One challenge with ERT treatment for Pompe disease is that a standard dose requires approximately twenty-fold more enzyme compared to standard doses for Fabry or Gaucher diseases. Large doses of Lumizyme that are delivered systemically in order to achieve potentially therapeutic levels in the target tissues result in approximately 90% of patients developing antibodies against the therapy. These antibody responses may impact both the efficacy and safety of Lumizyme. The FDA approval of Lumizyme and Nexviazyme carry black box warnings related to the risk of severe allergic and immune mediated reactions, including life-threatening anaphylaxis.

Our Solution

We are developing AVR-RD-03 to be a gene therapy product containing a codon-optimized human gene for GAA attached to a GILT tag designed to increase uptake of GAA in muscle cells. AVR-RD-03 will target patients with late onset Pompe disease, which represent the majority of patients with this disease. In addition, we believe that the utilization of busulfan in our conditioning regimen may have the potential to allow AVR-RD-03 to cross the blood-brain barrier, a feature which may yield therapeutic benefit. While we are continuing to advance AVR-RD-03, we are prioritizing our Gaucher disease and cystinosis clinical programs. As a result, we no longer expect to initiate a clinical trial for AVR-RD-03 in 2023.

Preclinical Data

In November 2020, we presented data from a study in which mice with the equivalent of classic infantile-onset Pompe disease were treated with AVR-RD-03. We believe these data support the potential of lentiviral-based gene expression of GAA to prevent some of the symptoms of GAA deficiency. These results also demonstrated the need to further increase the uptake of GAA into muscle cells to treat patients, which is a known challenge for ERTs and leads to the use of large quantities of enzyme to attempt to deliver effective treatment levels.

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

In mouse models of Pompe, administration of recombinant GAA with the GILT tag demonstrated significant reduction in glycogen in cardiac and skeletal muscles as compared to the administration of recombinant GAA alone. We licensed GILT tag technology from BioMarin Pharmaceutical Inc., or BioMarin, and are incorporating a GILT tag into our lentiviral vector with the goal of the patient producing GILT-tagged GAA following treatment with AVR-RD-03.

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

To optimize production of our gene therapies, we have moved our cell processing to an automated, closed system using disposable supplies. We believe this industrialized manufacturing process will enable a repeatable approach through which we can design and manufacture commercially viable HSC gene therapies to potentially treat a large variety of genetic disorders. We expect that our automation of the manufacturing processes will further increase our CMO partners’ manufacturing capacity.

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

After the conditioning regimen is complete, the HSC-modified stem cells are infused into the patient by intravenous administration. After infusion, these cells are expected to engraft into the bone marrow, replicate and differentiate into all the various types of blood cells that will distribute throughout the body. These widely distributed cells potentially lead to sustained expression of the desired therapeutic enzyme or protein. The sustained expression of the functional enzyme or protein is a direct substitute for the protein currently delivered by ERTs, which require periodic infusions.

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
•
We are developing therapies to treat rare diseases and expect to pursue orphan-drug designation in the United States and similar protection outside of the United States. To date, the FDA and the European Commission, or the EC, have each granted orphan drug designation, or ODD, to AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-04 for the treatment of cystinosis, and the FDA has granted ODD to AVR-RD-05 for the treatment of Hunter disease. These and other regulatory exclusivities, if granted or applicable, can prevent competitors, during the exclusivity period, from obtaining regulatory approval of the same drug or biological product for the same indication. See “—Government Regulation.”
•
We currently in-license patents and patent applications relating to certain of our product candidates. We have also filed our own patent applications, which are positioned to further protect certain of our product candidates.

We have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., Papillon Therapeutics, Inc. (previously GenStem Therapeutics, Inc.) and The University of Manchester directed to compositions and methods related to the manufacture and use of certain of our gene therapies. In addition, we have in-licensed certain intellectual property rights and know-how from the University Health Network and affiliates of Lund University. For example, we have in-licensed know-how and data from University Health Network related to AVR-RD-01, our Fabry disease program which was deprioritized in January 2022. Also for example, we have in-licensed know-how and data related to AVR-RD-02, including certain information about the vector and its use, from certain academic scientists affiliated with Lund University. Each of our licenses are limited to particular fields, such as Gaucher disease, cystinosis, Hunter syndrome, Pompe disease, or Fabry disease, and are subject to certain retained rights. We do not control the prosecution and maintenance of all of our in-licensed patents and patent applications, and our rights to enforce the patents are limited in certain ways. For additional detail regarding the risks associated with our license agreements see “Risk Factors—Risks Related to Intellectual Property.”

As of March 1, 2023, our in-licensed patent portfolio relating to certain of our gene therapies included the following:

•
AVR-RD-03 (Pompe program): one U.S. patent, projected to expire in 2023, and one U.S. patent application, which if granted, would be projected to expire in 2029, as well as corresponding patents and patent applications in certain foreign jurisdictions, as they pertain to compositions and methods for promoting lysosomal uptake of acid alpha-glucosidase and the treatment of Pompe disease. These patents and patent applications are licensed to us by BioMarin and relate to the GILT tag.
•
AVR-RD-04 (Cystinosis program): one U.S. patent application, which, if granted, would be projected to expire in 2038, as well as corresponding patents and patent applications in certain foreign jurisdictions, containing claims directed to hematopoietic stem cells expressing cystinosin and methods of using the same for the treatment of cystinosis. These patent applications are licensed to us by Papillon Therapeutics (formerly GenStem Therapeutics), and Papillon obtained its rights from the University of California, San Diego.
•
AVR-RD-05 (Hunter program): two U.S. patent applications, which, if granted, would be projected to expire in 2038, as well as corresponding patents and patent applications in certain foreign jurisdictions, containing claims directed to gene therapy vectors encoding iduronate-2-sulfatase and methods of using the same for the treatment of Hunter syndrome. These patent applications are licensed to us by the University of Manchester.

As of March 1, 2023, our Company-owned patent portfolio also included the following:

•
AVR-RD-03 (Pompe program): one international (PCT) application, which, if granted in the U.S., would be projected to expire in 2041, containing claims directed to CD34+ stem cells expressing acid alpha-glucosidase and methods of using the same for the treatment of Pompe disease.

The term of any given patent depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the application, subject to the timely payment of maintenance fees, among other considerations. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed commonly owned patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In certain foreign jurisdictions similar extensions as compensation for regulatory delays are also available. The actual protection afforded by a patent varies on a claim by claim and country by country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Currently, we do not own or license patents or patent applications related to our AVR-RD-01 (which we deprioritized in January 2022), AVR-RD-02, or AVR-RD-06 product candidates. We rely, in some circumstances, on trade secrets and unpatented know-how that is either owned by or licensed to us to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors.

License Agreements

License Agreement with The University of Manchester

In September 2020, we entered into an agreement, or the MPSII License Agreement, with The University of Manchester, whereby UoM granted us an exclusive worldwide license under certain patent and other intellectual property rights, subject to certain retained rights, to develop, commercialize and sell an ex vivo lentiviral gene therapy for use in the treatment of Hunter syndrome, or mucopolysaccharidosis type II. As consideration for the MPSII License Agreement, we agreed to pay UoM an upfront, one-time fee of $8.0 million.

As part of the agreement, we are obligated to make milestone payments of up to an aggregate of $80.0 million upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a mid-single digit percentage based on net sales of products licensed under the agreement and to pay a low double-digit percentage of any sublicense fees received by us. In the third quarter of 2022, we paid a $2.0 million milestone under the MPSII License Agreement following regulatory approval of the CTA for the collaborator-sponsored Phase 1/2 clinical trial sponsored by UoM, and the next anticipated payment milestone is $4.0 million, upon the dosing of the first patient in the collaborator-sponsored Phase 1/2 clinical trial sponsored by UoM, which payment is anticipated in the second half of 2023.

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

Exclusive License Agreement with University Health Network

In November 2016, we entered into a license agreement with University Health Network, or UHN, pursuant to which UHN granted us an exclusive worldwide license under certain intellectual property rights and a non-exclusive worldwide license under certain know-how, including certain rights to data, in each case subject to certain retained rights, to develop, commercialize and sell products for use in the treatment of Fabry disease. Intellectual property licensed to us under this agreement relates to our Fabry program, which we deprioritized in January 2022. Under the terms of the agreement, we are required to meet certain performance milestones within specified timeframes. UHN may terminate the agreement if we fail to meet these performance milestones despite using commercially reasonable efforts and we are unable to reach agreement with UHN on revised timeframes.

As consideration for the licenses, we paid to UHN a one-time upfront fee in the amount of CAD$75,000 and are obligated to pay an additional annual fee until the first sale of a licensed product in certain markets. We are also required to make payments to UHN in connection with the achievement of certain development and regulatory milestones, in an aggregate amount of CAD$2.45 million, as well as royalties on a country-by-country basis of a low to mid-single digit percentages on annual sales of licensed products and a lower single digit royalty in certain circumstances. Additionally, we agree to pay a low double-digit percentage of all sublicensing revenue. Our royalty obligation expires on a licensed product-by-licensed product and country-by-country basis upon the latest to occur of the expiration or termination of the last valid claim under the licensed patent rights in such country (if and when any such patent rights come into existence under the license agreement in the future), the tenth anniversary of the first commercial sale of such licensed product in such country and the expiration of any applicable regulatory exclusivity in such country.

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

License Agreement with BioMarin Pharmaceutical Inc.

In August 2017, we entered into a license agreement with BioMarin pursuant to which BioMarin granted us an exclusive worldwide license under certain intellectual property rights related to GILT tags owned or controlled by BioMarin to develop, commercialize and sell retroviridae-based gene therapy products for use in the treatment of Pompe disease. This agreement was amended in February 2018 and again in January 2020 to, among things, provide that BioMarin would supply us with certain materials related to the GILT tags technology. Under the terms of the agreement, we must use commercially reasonable efforts to develop and commercialize one or more licensed products in the United States and certain European countries. In addition, we are required to initiate an IND-enabling pharmacology/toxicology study of a licensed product within a specified period of time.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination of publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterate products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

A reference biological product is granted four- and 12-year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted for each clinical trial to each participating country’s national health authority and an independent ethics committee, much like the FDA and an IRB, respectively. Under the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation. The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a

Reference Member State. Part II is assessed separately by each Member State concerned. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of a product in the European Union, we must submit a marketing authorization application. The centralized procedure for marketing authorization in the European Union is mandatory for certain types of products, such as products produced by biotechnological processes, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. A centralized marketing authorization is issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP), of the EMA, and is valid throughout the entire territory of EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA.

The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, innovative medicinal products approved on the basis of a complete and independent data package generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, is unlikely to generate sufficient return in the European Union to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication, during which a marketing authorization may not be granted in the European Union for a “similar medicinal product” to the authorized orphan product.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if:

•
The second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•
The marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or
•
The marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The UK officially withdrew from the European Union on January 31, 2020 and the EU and the UK signed a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore aligns in many ways with current European Union regulations, however it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the European Union. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK in the future will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK’s medicines regulator, has conducted a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation ran from January 17, 2022 to March 14, 2022, and the MHRA is currently analyzing feedback.

Great Britain is no longer covered by the European Union’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure for the time being). A separate marketing authorization is therefore required to market drugs in Great Britain. For three years from January 1, 2021, the MHRA may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). This is known as the EC Decision Reliance Procedure. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators.

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the European Union) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of a marketing authorization application for a UK or Great Britain marketing authorization. The criteria for orphan designation are the same as in the European Union, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the European Union, and the prevalence of the condition must be no more than 5 in 10,000 persons in Great Britain).

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Once the Windsor Framework is approved by the EU-UK Joint Committee, the UK Government and the European Union will enact legislative measures to enact it into law.

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

Regulators globally are also imposing greater monetary fines for privacy violations. For example, non-compliance with the European Union General Data Protection Regulation, or GDPR, may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher.

European and UK Personal Data Collection

The collection and use of personal health data in the European Union is governed by the provisions of the GDPR. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendment) was incorporated into UK law pursuant to the UK’s European Union (Withdrawal) Act, or the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. It is possible that over time the GDPR and the UK GDPR will diverge further. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but this is not yet in final form. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjects drug manufacturers to annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established the Center for Medicare Innovation at Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACE was enacted:

•
The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation
•
The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayment to providers from three to five years.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Coverage and Reimbursement

While there have been some HSC gene therapies that have obtained coverage and reimbursement, significant uncertainty exists as to the coverage and reimbursement status of any gene therapies for which we obtain regulatory approval. In the United States and markets in other countries, sales of any gene therapies for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our gene therapies could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.

As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 78 full-time employees, 17 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 52 employees are engaged in research and development activities and 26 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relationship with our employees to be good.

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

Since inception, we have incurred net losses. We incurred net losses of $105.9 million and $119.1 million for the years ended December 31, 2022 and 2021, respectively. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. In addition, on November 2, 2021 we entered into the Loan and Security Agreement, or the Term Loan Agreement, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank (or its successor bridge bank), which we refer to as SVB. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our development of our product candidates, including continuing enrollment in our ongoing clinical trials, particularly if and as we commence and continue clinical-stage activities for our product candidates;
•
initiate additional clinical trials and preclinical studies for our current and future product candidates, if any;
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

To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential and acceptance. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to initiate, conduct and complete preclinical and clinical trials of our product candidates, and manufacture, market and sell these or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our Company also could cause you to lose all or part of your investment.

Management identified certain conditions or events, which, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern and the future viability of the Company, including the risk that we will be unable to raise adequate additional capital to fund our operations. Substantial doubt about our ability to continue as a going concern and the Company’s inability to raise adequate capital as and when needed may create negative reactions to the price of our common stock and could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. If we are unable to raise additional capital at levels sufficient to fund our operations or on terms acceptable to us, we will need to consider other various strategic alternatives, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction, or be unable to continue operations. Further, if we are unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

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

As of December 31, 2022, we had cash and cash equivalents of $92.6 million. We believe that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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
•
make certain investments;
•
maintain operating accounts, depository accounts and excess cash at institutions other than SVB;
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

We may not have enough available cash to repay or refinance our indebtedness at the time any such repayment is required. In such an event, we may be required to delay, limit, reduce, or terminate our preclinical and clinical product development or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition, and results of operations could be materially adversely affected as a result. For further risks related to indebtedness, see “Risk Factors—Risks related to our business, financial position and need for additional capital—Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.”

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, if any of our contract organizations, vendors, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their own arrangements with such a financial institution, such parties’ ability to perform their obligations could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

We currently maintain a term loan facility with SVB pursuant to the Term Loan Agreement, under which we have drawn down $15.0 million, but we may be unable to draw down on additional funding under such facility due to SVB’s closure. As our facility currently requires substantially all of our cash and cash equivalents to be deposited with SVB, historically we have relied primarily on SVB for commercial banking services. We are pursuing actions to make alternative banking arrangements, including opening deposit accounts at one or more other financial institutions. SVB has agreed to waive covenants related to maintaining our deposits at SVB for a period of 30 days, during which time we have agreed to obtain an Account Control Agreement, or ACA, for all accounts held outside of SVB. An ACA is a multi-party agreement among a debtor, lender and a bank that allows the lender to perfect a security interest in the customer's funds by taking control of the deposit account if necessary. However, efforts to open deposit accounts at financial institutions other than SVB may not adequately mitigate the risk of financial crises similar to that experienced by SVB.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect our company, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our contract organizations, vendors, suppliers or other parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, contract organizations, vendors, suppliers or other parties with whom we conduct business could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on our company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any bankruptcy or insolvency involving our contract organizations, vendors, suppliers or other parties with whom we conduct business, or any breach or default by such parties, or the loss of any significant relationships with such parties, could result in a material adverse impact on our business.

Risks related to the discovery and development of our product candidates

Business interruptions resulting from the coronavirus disease, or COVID-19, pandemic or similar public health crises have caused and may continue to cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic has continued to disrupt normal business operations both in and outside of affected areas and has had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and follow applicable government recommendations, and the majority of our employees, other than our laboratory staff, have adopted a “hybrid” work schedule which generally limits the number of people in our office at any particular time. Notwithstanding these measures, the COVID-19 pandemic, including potential outbreaks of new variants, or any other public health crisis could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which were adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While we have resumed data collection and dosing of new patients, our ability to continue clinical activities without further delay or interruption will depend on future developments that are highly uncertain and cannot be accurately predicted.

Additional factors from any public health crisis that may delay or otherwise adversely affect enrollment in or the progress of the clinical trials of our product candidates, as well as our business generally, include:

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

These and other factors arising from the COVID-19 pandemic could reemerge or worsen and adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which any public health crisis impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the public health crisis, the efficacy and safety of vaccines, including against emerging variants, the ability of third parties to manufacture and distribute vaccines, among others.

Our HSC gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our HSC gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which were and may continue to be adversely affected by the COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our current conditioning regimen or any conditioning regimen we implement in the future, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial, additional or alternative partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of March 20, 2023 we have only dosed ten patients using our plato platform in our clinical trials, which includes six patients in our FAB-GT clinical trial for which we halted enrollment. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of HSC gene therapy.

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of HSC gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, Canada, Europe, Japan or other major markets or how long it will take to commercialize our product candidates, if any are approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

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

The FDA, NIH and the European Medicines Agency, or EMA, have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. For example, in 2016, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, within the CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. Although FDA has indicated that this change of name and responsibilities is intended to, among other things, increase review capabilities and enhance expertise on new cell and gene therapies, we cannot be certain that this approach will improve the time and cost associated with navigating gene therapy regulatory requirements, our regulatory strategy or the potential success of our product candidates. Such regulatory action and developments could, instead, delay, impede or even prevent commercialization of some or all of our product candidates.

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

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Additionally, any early access to the Company’s investigational therapies, such as through expanded or Right to Try access or compassionate use, may lead to discovery of undesirable side effects, or other negative consequences that could have adverse impacts on our development programs for current and future product candidates. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. If additional clinical or long-term follow-up experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked or limited.

Gene therapy is still a relatively new approach to disease treatment and adverse side effects could develop. A safety concern for gene therapies using lentiviral vectors has been the possibility of insertional oncogenesis, leading to malignant transformation of transduced cells and cellular outgrowth. As more patients are dosed with HSC gene therapies, it is expected that very rare cases of insertional oncogenesis may occur. For example, several patients with cerebral adrenoleukodystrophy treated in a third-party lentiviral gene therapy clinical trial have been diagnosed with treatment-related myelodysplastic syndrome to date. In addition, persistent clonal dominance due to vector integration has been observed in third-party HSC gene therapy clinical trials. While our HSC gene therapy approach is designed to avoid insertional oncogenesis, there can be no assurance that patients will not experience such adverse effects, including death. In addition, although in the future we may potentially implement molecular cytogenetic screening, there can be no assurance that we will successfully implement such screening procedures in a timely manner or at all, or that, if implemented, they will enhance the safety profile of our gene therapy product candidates. If any of our gene therapy product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

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

In 2019, we began transitioning, in connection with our Company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen is designed to utilize a precision dosing program, called TCI, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient to aid engraftment of our genetically modified cells against potential risks, such as toxicity or graft failure. In addition, we are evaluating the potential future use of alternative conditioning agents in lieu of the current busulfan TCI conditioning regimen. For example, we have entered into a collaboration agreement with Jasper Therapeutics, Inc. and are currently evaluating the potential use of their respective monoclonal antibody conditioning agents. We are also evaluating the potential use of additional agents to tailor the conditioning regimen for certain disease indications. However, there can be no assurances these alternative conditioning regimens will be implemented or would be successful if implemented. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, busulfan, the myeloablative agent currently used in our conditioning regimen, has been known to carry certain safety risks, including the risk of impairment to fertility in both men and women, and such impairment has been reported in some patients in our clinical trials. Moreover, in each of our ongoing clinical trials several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, have been observed. While such adverse events in connection with conditioning are expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unexpected rates or degrees of severity, the FDA or other foreign regulatory authorities could order us to cease development of, or deny approval of, our product candidates for any or all targeted indications. There have been cases of therapy-related myelodysplastic syndrome, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. Although in the future we may potentially implement molecular cytogenetic screening as an additional risk reduction measure, there can be no guarantees that these procedures will be implemented in a timely manner or would be successful if implemented. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment or the ability of enrolled patients to complete the clinical trial, and lead to a decline in our stock price.

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

We are at an early stage of development for all of our product candidates. As of the date of this Annual Report, only 24 patients have been dosed in our clinical trials, which includes 14 patients from our Fabry program that we deprioritized in January 2022. Our ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registrational trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

In addition, across our Company-sponsored clinical trials we have dosed only three patients in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-02, AVR-RD-04 or any other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar CTA we submit in other countries, will be accepted. While we have received clearance from the FDA to commence clinical testing in the United States for our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease type 1 and the sponsor of the collaborator-led Phase 1/2 clinical trial for AVR-RD-04 for cystinosis has received the same, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

The ongoing Phase 1/2 clinical trial of AVR-RD-04 is being conducted by our collaborators at the University of California, San Diego. In addition, the planned Phase 1/2 clinical trial of AVR-RD-05 will be a collaborator-sponsored trial conducted by our collaborators at The University of Manchester; and the MHRA recently accepted its CTA application for this Phase 1/2 clinical trial. We do not control the design or administration of collaborator-sponsored trials, nor the submission or clearance of any IND or foreign equivalent required to conduct these trials, and the collaborator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of these or other non-Company-sponsored trials are inconsistent with, or different from, the results of our planned Company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the Company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while collaborator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory authorization to conduct further clinical studies, or for regulatory approval of our product candidates. For example, regulators may require us to submit comparability or bridging studies to allow data generated in non-Company-sponsored studies to support the regulatory applications for or approvals of our product candidates, and we cannot be certain that such comparability or bridging studies, if any, would be successful or feasible.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. For example, in January 2022 we announced the deprioritization of our Fabry program due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed Phase 2 FAB-GT patients. Although previously reported data from 13 patients treated across our clinical-stage programs had shown durable engraftment out 9 to 54 months, the new data from the five most recently dosed Phase 2 FAB-GT patients were discordant with these other data and showed variable engraftment. Data from three of the five patients showed both a reduction to near baseline levels in alpha-galactosidase A enzyme activity in leukocytes and plasma, and a reduction in vector copy number in whole blood, potentially suggesting resistance to persistent engraftment of the genetically modified cells observed at three to nine months post infusion of AVR-RD-01. Based on our internal assessment, we believe, due to the large degree of heterogeneity in Fabry disease, that in some cases there may be intrinsic resistance to engraftment related to the unique underlying pathophysiology of untreated Fabry disease, potentially caused by the persistently stressed vascular endothelium. However, while this belief is based on a thorough review and analysis conducted by the Company, it remains a hypothesis and there can be no assurances that similar engraftment or other issues will not occur in clinical trials of our other product candidates, which are all based on our technology and the same HSC approach utilized for AVR-RD-01. For example, although we believe the variable engraftment data were caused by factors intrinsic to certain Fabry disease patients and we do not anticipate readthrough to other clinical trials, if the variable engraftment data were actually caused, directly or indirectly, by any other factors, including any aspect of our plato platform or the conditioning process, we could see similar issues in other clinical trials.

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

Additionally, the clinical trials performed to date have been open-label studies and have been conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware that patients have received treatment and may interpret the information more favorably given this knowledge. Because our clinical trials are ongoing, the data that we report are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the safety and efficacy data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, as well as the characterization of the severity or relatedness of safety events, until the database is locked at the end of the study.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all. Although we currently expect to have enrolled up to a total of ten patients by the end of 2023 in our Company-sponsored clinical trial of AVR-RD-02 for Gaucher disease type 1, which we refer to as the Guard1 clinical trial, there can be no assurances we will achieve that goal or any of our other patient enrollment goals.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, or if collaborator-sponsored trials utilize different materials or manufacturing processes from ours to generate data, we may need to conduct additional studies to compare or bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and CTAs, to demonstrate analytic comparability between LV1 and LV2. Our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease type 1 in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, we expect that the FDA, Health Canada or other regulatory authorities will require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 collaborator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform. Additionally, the study drug for the planned collaborator-sponsored clinical study of AVR-RD-05 for Hunter syndrome will not be manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 will be used in connection with this clinical trial. Moreover, we are currently evaluating the implementation of an additional, new conditioning regimen that utilizes conditioning agents other than busulfan. We anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2, the automated manufacturing platform and any new conditioning regimen that we implement. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Only one of our ongoing clinical trials utilizes our commercially-scalable plato platform.

While we have submitted and intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our scalable plato platform, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials that could result in delays and additional costs in our development or commercialization programs for our product candidates, which could adversely affect our business. We intend to continue implementing our scalable plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a customized conditioning regimen, in connection with each of our investigational product candidates. We have developed the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platforms with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. We believe improvements to our plato platform may lead to better patient outcomes with our gene therapy candidates. In order to implement this transition, we have been and will be required to conduct additional studies to bridge our modified product candidates to earlier versions, including earlier versions utilized in collaborator-sponsored clinical studies, which could delay our clinical development plans or marketing approvals, if any. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We anticipate competing with biotechnology and pharmaceutical companies , many of which may have significantly greater resources than we do. For example, for Gaucher disease, Sanofi, Pfizer, and Takeda market existing enzyme replacement therapies, or ERTs, that represent the standard of care for Gaucher patients. For Gaucher disease we also expect to compete with oral therapies marketed by Johnson & Johnson and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Takeda markets an enzyme replacement therapy for Hunter syndrome. Denali Therapeutics has an ERT in late-stage clinical development for Hunter syndrome. Cystinosis is currently treated by therapies marketed by Horizon Orphan, Mylan, Chiesi, Recordati, Orphan Europe and Leadiant Biosciences. In addition, we may compete with other gene therapy companies in our industry such as Freeline Therapeutics, Generation Bio, Eli Lilly and Company or Graphite Bio. Freeline Therapeutics, for example, is developing an adeno-associated virus, or AAV based gene therapy for Gaucher disease type 1. Moreover, a number of gene therapy companies have announced preclinical or clinical non-viral and adeno-associated viral based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies. For example, Gene Cradle has announced a pre-clinical program for infantile onset Pompe disease and late onset Pompe disease.

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

We may seek an accelerated approval pathway for one or more of our product candidates from the FDA or comparable foreign regulatory authorities. The FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit.

Prior to seeking accelerated approval, we will seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our product candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause FDA to withdraw our approval.

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

In addition, we may seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. In December 2021, we received Fast Track Designation from the FDA for AVR-RD-02 for the treatment of Gaucher disease, and in July 2021 we received Fast Track Designation from the FDA for AVR-RD-04 for the treatment of cystinosis to improve renal function. However, the FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe another product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products may designate a medicinal product as an orphan medicinal product if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation may be granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the product. In either case, the applicant must be able to establish that there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition.

In October 2019 and March 2020, the FDA granted our requests for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. Additionally, in July 2022, we announced that the FDA granted our request for orphan drug designation for AVR-RD-05 for the treatment of Hunter syndrome. In September 2020 and March 2021 we announced that the European Commission granted our request for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-04 for the treatment of cystinosis, respectively. However, if we request orphan drug designation (or the foreign equivalent) for any other product candidates, there can be no assurances that the FDA or applicable foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the United States. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication at any time if:

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

We have received rare pediatric disease designation, or RPDD, for several of our product candidates. However, a marketing application for a product candidate with RPDD, if approved, may not meet the eligibility criteria for a Priority Review Voucher, or PRV, or the RPDD program may sunset before the FDA is able to consider us for a voucher.

We have received rare pediatric disease designation, or RPDD, for AVR-RD-02 for the treatment of Gaucher disease, AVR-RD-04 for the treatment of cystinosis, and AVR-RD-05 for the treatment of Hunter syndrome. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, we will need to request a rare pediatric disease PRV in our original BLA for AVR-RD-05. The FDA may determine that a BLA for AVR-RD-05, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

•
The disease indication no longer meets the definition of a rare pediatric disease;
•
the BLA contains an active ingredient that has been previously approved in a BLA;
•
the BLA is not deemed eligible for priority review;
•
the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the BLA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•
the BLA is approved for a different adult indication than the rare pediatric disease for which the product candidate is designated.
•
The authority for the FDA to award rare pediatric disease PRVs for drugs that have received rare pediatric disease designation prior to September 30, 2024 currently expires on September 30, 2026. If the BLA for any of our product candidates with RPDD is not approved prior to September 30, 2026 for any reason, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV. However, it is also possible the authority for FDA to award rare pediatric disease PRVs will be further extended through federal lawmaking.

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

While we initially pursued a growth strategy to identify, develop and market additional product candidates, we are not currently actively seeking additional product candidates beyond our existing product candidates. We may spend several years completing our development of any particular product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our product candidates. Our spending on current and future research and development programs may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

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

To successfully commercialize any of our product candidates, if approved, we will need to develop our commercial capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement.

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

Our target patient populations are relatively small, as a result of which the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product candidates, if approved. Moreover, if approved for marketing, because our product candidates are designed to provide their intended therapeutic benefit from a single administration, treatment with our product candidates may result in a decrease in the available pool of target patients.

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
•
the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or any other public health crisis and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current executive or key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. We implemented a reduction in force in January 2022 in connection with the deprioritization of our Fabry disease program, and through the first half of 2022 we continued to streamline employee headcount including senior management. Reductions in force, management changes and program reprioritizations can have an adverse impact on employee morale. While we believe our relations with our continuing employees to be good, there can be no assurance that we can avoid hiring and retention challenges for skilled personnel in the future. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the ongoing COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. In addition, in recent months, the market price of our common stock has experienced significant downward pressure, resulting in “underwater” or “out-of-the-money” stock options for many of our employees, thereby limiting the desired retentive effect that our equity incentive program was intended to achieve. The inability to recruit or the loss of the services of any executive, key employee, skilled personnel, consultant or advisor may impede the progress of our research, development and commercialization objectives.

We may need to expand or streamline our operations and we may experience difficulties in managing any such changes, which could disrupt our operations.

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

Conversely, headwinds in the overall economy and limited availability of suitable financing to meet our needs could constrain our ability to achieve our growth objectives, and could in turn lead to reductions in force or scaling back of business operations, that could impact employee morale and adversely impact our ability to manage ongoing operations.

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

We may not be successful in identifying and pursuing any strategic opportunities for our programs, our technology or our plato platform, and any strategic transactions that we may consummate in the future could have negative consequences.

In addition to our research and development efforts for our pipeline candidates, as part of our business strategy, from time to time, we evaluate and intend to continue to evaluate opportunities to collaborate, partner, enter into joint ventures or undertake other strategic initiatives with third parties with respect to one or more of our programs, our technology or our plato platform. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. These efforts may be costly, time-consuming and complex and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction.

Furthermore, any strategic transactions that we may pursue could have a variety of negative consequences and we may enter into a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including the programs in our pipeline. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

Our ability to pursue strategic transactions depends on our ability to retain our employees.

Our ability to pursue strategic transactions depends upon our ability to retain our employees, the loss of whose services may adversely impact the ability to identify, negotiate and consummate such transaction. In January 2022, we restructured our organization, which significantly reduced our workforce in order to conserve our capital resources. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of one or more strategic transactions as well as business operations.

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

We are subject, and may be increasingly subject if we obtain FDA approval for any of our product candidates , to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. See Section entitled “Business - Government Regulation - Other Healthcare Laws and Compliance Requirements.”

These laws will impact, among other things, our clinical trial programs, healthcare professional interactions, grant making activities, and our anticipated sales, marketing and medical educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business.

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

We currently plan to conduct clinical trials in the European Union, or EU, and the United Kingdom, or UK, and as a result will be subject to additional privacy restrictions. The collection, use, disclosure, transfer or other processing of personal health data in the EU and the UK is governed by the provisions of the GDPR (references to the GDPR include the “UK GDPR” unless specified otherwise). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, providing information to individuals regarding data processing activities, obtaining consent from individuals to whom the data processing relates, responding to additional data subject requests, imposing notification of personal data breaches to the competent national data protection authorities, implementing safeguards in connection with the security and confidentiality of the personal data, accountability requirements and taking certain measures when engaging third-party processors. The GDPR informs our obligations with respect to any clinical trials conducted in the EU or the UK. Its definition of personal data includes coded data, requires changes to informed consent practices and detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EU or the UK, including to the United States (see below). The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros (£ 17.5 million), whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states or the UK may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

Given the breadth and depth of its obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and assessment of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, or consultants that process or transfer personal data collected in the EU.

It is possible that over time the GDPR and the UK GDPR will diverge further. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but this is not yet in final form. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.

To enable the transfer of personal data outside of the EU or the UK, adequate safeguards must be implemented in compliance with the GDPR laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU (and not subject to the GDPR). As of December 27, 2022 the new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and the International Data Transfer Addendum to the new standard contractual clauses (the “IDTA”), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and it must be in place for all existing transfers from the UK from March 21, 2024. Companies relying on standard contractual clauses of IDTA to govern transfers of personal data to third countries (in particular the United States) will also need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR, including an analysis of the laws in the recipient’s country. We are required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

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

Although the UK is regarded as a third country under the EU GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing.

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

The use of our product candidates including in clinical studies and the future sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

As of December 31, 2022 and 2021, we had federal and state net operating loss carryforwards of $340.4 million and $313.0 million, respectively, and federal research and development tax credit carryforwards of approximately $6.8 million and $6.2 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2038 (other than federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration and generally may not be carried back to prior taxable years except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years). These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may have experienced ownership changes in the past. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurred or occurs and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations. For taxable years beginning after December 31, 2020, deductions for federal net operating losses arising in taxable years beginning after December 31, 2017 may only offset 80% of taxable income.

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

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network (relevant to AVR-RD-01 and our Fabry program, which we deprioritized in January 2022) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher type 1 and type 3 programs). In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin (relevant to AVR-RD-03 and our Pompe program), GenStem Therapeutics, Inc., which was subsequently assigned to Papillon (relevant to AVR-RD-04 and our cystinosis program) and The University of Manchester (relevant to AVR-RD-05 and our Hunter program), directed to compositions and methods related to the manufacture and use of AVR-RD-03, AVR-RD-04 and AVR-RD-05, respectively. Any termination of these licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates.

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

Our licensors and we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to current and future product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents, whether the claims of any issued patents will provide us with a competitive advantage, or whether we will be able to successfully pursue patent applications in the future related to our current or future product candidates. While we have in-licensed patents and patent applications relevant to AVR-RD-03 and AVR-RD-05, we currently have no owned or in-licensed patents or patent applications covering AVR-RD-01, or AVR-RD-02, and the patent applications that we in-licensed related to AVR-RD-04 are at a very early stage. Many of our product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through March 1, 2023, the trading price of our common stock has ranged from $53.70 to $0.56. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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
•
the trading volume of our common stock.

In addition, companies trading in the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Prior to our IPO in June 2018, there had been no public market for our common stock. Although our common stock is listed on Nasdaq , an active trading market for our shares may never be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchased without depressing the market price for the shares, or at all.

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

Based on shares outstanding as of March 16, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 32% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, we have not included in this Annual Report, and do not intend to include in our 2023 Proxy Statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 1, 2023, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

On October 4, 2022, we received a written notice from the staff, or the Staff, of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between August 22, 2022 through October 3, 2022, our common stock had not complied with the Minimum Bid Price Requirement. Nasdaq’s written notice did not result in the immediate delisting of our common stock from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days, or until April 3, 2023, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement.

On February 23, 2023, we received a written notice from the Staff notifying us that for 10 consecutive business days, from February 8, 2023 to February 22, 2023, the closing bid price of our common stock was at $1.00 per share or greater. Accordingly, the Staff advised us that we had regained compliance with the Minimum Bid Price Requirement and indicated that the matter was now closed.

While we have regained compliance with the Minimum Bid Price Requirement as of the date of this Annual Report, we can provide no assurance that we will continue to remain in compliance with the Minimum Bid Price Requirement. If we are unable to maintain compliance with any of Nasdaq’s continued listing requirements in the future, we may be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Nasdaq Hearing Panel, such appeal would be successful.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts, and encompasses a total of approximately 26,114 square feet of leased office space and laboratory facilities, pursuant to a sub-sublease. We initially entered into the sub-sublease for 13,643 square feet of laboratory space, or the Lab Sublease, in August 2018. The Lab Sublease was set to expire in April 2022. In January 2022, we amended the Lab Sublease to increase the premises to a total of 26,114 square feet and extend the term through April 30, 2023, and we have thereafter agreed to extend the Lab Sublease through April 30, 2024. In June 2020, we entered into a lease agreement for 3,885 square feet of office space located in Toronto, Ontario, Canada, which expires in June 2025. In October 2022, we subleased the entirety of the Toronto leased office space to a third party for a term extending through June 2025. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space or alternative space will be available as needed on commercially reasonable terms.

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

Holders of Common Stock

As of March 10, 2023, the number of holders of record of our common stock was eight. The number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Overview

We are a clinical-stage gene therapy company with a purpose to free people from a lifetime of genetic disease. Our company is focused on developing potentially curative HSC gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ HSCs that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus is on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs. These lysosomal disorders have well-understood biologies, identified patient populations, established standards of care yet with significant unmet needs, and represent large market opportunities with approximately $3.5 billion in worldwide net sales in 2022.

Our pipeline is comprised of four HSC gene therapy programs: AVR-RD-02 for the treatment of Gaucher disease type 1 and type 3; AVR-RD-04 for the treatment of cystinosis; AVR-RD-05 for the treatment of neuronopathic mucopolysaccharidosis type II, or MPS-II or Hunter syndrome; and AVR-RD-03 for the treatment of Pompe disease.

AVR-RD-02 is currently being studied for the treatment of Gaucher disease type 1 in a Company-sponsored Phase 1/2 clinical trial, which we refer to as the Guard1 clinical trial. As of March 20, 2023, four patients have been dosed in the Guard1 clinical trial, and six patients have been enrolled. We are actively recruiting additional potential patients for our currently active Guard1 trial sites. We are also planning for a registrational global Phase 2/3 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 3, which we refer to as the Guard3 clinical trial. We currently are planning for the Guard3 clinical trial to be initiated in the second half of 2023, subject to regulatory alignment.

AVR-RD-04 is currently being studied for the treatment of cystinosis by our collaborators at UCSD in a Phase 1/2 collaborator-sponsored clinical trial. Enrollment of this clinical trial is complete with a total of six patients dosed. In addition, based on recent regulatory interactions and feedback and subject to regulatory clearance, we are planning to initiate activities for a Company-sponsored Phase 1/2 clinical trial of AVR-RD-04 for the treatment of cystinosis in the second half of 2023, which is designed to be registration-enabling.

AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and we currently expect the Phase 1/2 collaborator-sponsored clinical trial will be initiated in 2023.

AVR-RD-03 is our preclinical program for Pompe disease. While we continue to advance AVR-RD-03, we are prioritizing our Gaucher disease and cystinosis clinical programs. As a result, we no longer expect to initiate a clinical trial for AVR-RD-03 in 2023.

In January 2022, we announced the deprioritization of AVR-RD-01, our investigational gene therapy program for Fabry disease. This decision was made due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed patients in the Company’s Phase 2 clinical trial of AVR-RD-01 for the treatment of Fabry disease, which we refer to as the FAB-GT clinical trial. As a result of the deprioritization, the Company stopped enrollment of its Phase 2 FAB-GT clinical trial and continues to focus on its other pipeline programs.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through December 31, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our 2019 “at-the-market” facility, or 2019 ATM Facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $105.9 million and $119.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $489.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. Our pipeline consists of four investigational gene therapies, two of which are currently in clinical development. As a result, further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our 2019 ATM Facility as well as proceeds under our Term Loan Agreement. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of December 31, 2022, we had cash and cash equivalents of $92.6 million. We believe that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Year Ended December 31,
	2022	2021
Fabry	$9,644	$12,402
Gaucher	8,662	6,748
Pompe	830	3,073
Cystinosis	4,615	5,104
Hunter	4,968	2,294
Other research activities	105	199
Unallocated research and development expenses	43,362	53,294
Total research and development expenses	$72,186	$83,114

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

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our consolidated results of operations (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$72,186	$83,114	$(10,928)
General and administrative	33,248	35,727	(2,479)
Total operating expenses	105,434	118,841	(13,407)
Loss from operations	(105,434)	(118,841)	13,407
Other (expense) income:
Interest (expense) income, net	(299)	(224)	(75)
Other expense	(157)	(61)	(96)
Total other (expense) income, net	(456)	(285)	(171)
Net loss	$(105,890)	$(119,126)	$13,236

Research and Development Expenses

Research and development expenses decreased by $10.9 million to $72.2 million for the year ended December 31, 2022, from approximately $83.1 million for the year ended December 31, 2021. This decrease was driven by a $9.7 million decrease in personnel-related costs which was impacted by our reduction in workforce implemented in January 2022, a $2.6 million decrease in our preclinical costs, and a $1.6 million decrease in manufacturing costs. These decreases were partially offset by a $2.1 million increase in development costs and a $0.8 million increase in consulting costs.

General and Administrative Expenses

General and administrative expenses decreased by $2.5 million to $33.2 million for the year ended December 31, 2022, from $35.7 million for the year ended December 31, 2021. This decrease was attributable to $1.8 million decrease in personnel-related costs which was impacted by our reduction in workforce implemented in January 2022 and a $0.7 million decrease in professional fees.

Other (Expense) Income, net

Other (expense) income, net was $(0.5) million for the year ended December 31, 2022, compared to $(0.3) million of other income, net for the year ended December 31, 2021. The increase in expense was driven by a $1.6 million increase in interest expense related to our Term Loan Agreement, which we entered into in the fourth quarter of 2021 and partially offset by a $1.5 million increase in interest income earned on short-term money market funds.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our initial public offering, or IPO, and we have raised additional capital through subsequent follow-on offerings and our 2019 ATM Facility, as well as through our Term Loan Agreement. Through December 31, 2022, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our IPO and follow-on public offerings; $23.5 million in gross proceeds from the sale of our common stock under our 2019 ATM Facility; and we had drawn $15.0 million in term loans under our Term Loan Agreement.

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

In June 2020, we sold an aggregate of 384,140 shares of common stock under the 2019 ATM Facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $8.1 million.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the 2019 ATM Facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of December 31, 2022, approximately $26.5 million of common stock remained available for future issuance under the 2019 ATM Facility.

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

In July 2022, the July 2019 Shelf expired, and on November 8, 2022, we filed a shelf registration statement on Form S-3 with the SEC, or the November 2022 Shelf, which covers the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. The December 2019 Shelf expired in December 2022, and the November 2022 Shelf carried forward unsold securities previously covered by the December 2019 Shelf, thus registering an aggregate total of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. Because the 2019 ATM Facility was established under the July 2019 Shelf that has expired, in connection with the November 2022 Shelf, we simultaneously entered into a new Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the November 2022 Shelf (the “2022 ATM Facility”). As of the date of this report, we have not made any sales under the 2022 ATM Facility, and intend to file one or more prospectuses or prospectus supplements related to this new facility before making any such sales.

As of December 31, 2022, we had cash and cash equivalents of $92.6 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. See “Risk Factors” for risks related to our business, financial position and need for additional capital.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(97,208)	$(98,025)
Net cash used in investing activities	(267)	(2,461)
Net cash provided by financing activities	262	30,371
Net (decrease) increase in cash, cash equivalents and restricted cash	$(97,213)	$(70,115)

Operating Activities

During the year ended December 31, 2022, operating activities used $97.2 million of cash and cash equivalents, resulting from our net loss of $105.9 million and cash used by changes in our operating assets and liabilities of $7.4 million which was offset by non-cash charges of $16.1 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2022 consists primarily of a $2.5 million decrease in prepaid expenses and other current assets, a $3.9 million decrease in accrued expenses and other current liabilities, a $3.1 million decrease in accounts payable, and a $2.9 million decrease in current and non-current operating lease liabilities. The increase in accrued expenses and other current liabilities was primarily due to an increase in accrued compensation and benefit costs.

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

Investing Activities

Net cash used in investing activities was $0.3 million for the year ended December 31, 2022 compared to $2.5 million for the year ended December 31, 2021. The decrease in cash used in investing activities was primarily due to a decrease in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.3 million for the year ended December 31, 2022 compared to $30.4 million for the year ended December 31, 2021. The decrease in cash provided by financing activities was primarily due to the proceeds of $15.0 million from long-term debt, proceeds of $14.6 million from issuance of common shares under our 2019 ATM facility, net of offering costs paid, and $0.9 million from proceeds from the exercise of stock options during the year ended December 31, 2021 which was partially offset by $0.2 million in proceeds from the issuance of shares under our 2018 Employee Stock Purchase Plan and $0.1 million in proceeds from the exercise of stock options during the year ended December 31, 2022.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses will also increase as we:

•
continue our development of our product candidates, including enrollment and dosing of patients in our ongoing clinical trials;
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

We believe that our $92.6 million of existing cash and cash equivalents as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease commitments (1)	$1,214	$1,007	$207	$—	$—
Total	$1,214	$1,007	$207	$—	$—

(1) Represents future minimum lease payments under our non-cancelable operating leases for office and laboratory space, which are located in Cambridge, Massachusetts and Toronto, Canada. Those leases will expire from April 2024 to June 2025. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

In addition, pursuant to our license agreements with UHN, BioMarin, The University of Manchester, Papillon and the Lund University rights holders, we are required to make certain milestone and royalty payments to our licensors. See “Business—License Agreements” for additional details regarding our payment obligations to these licensors.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with GAAP principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents of $92.6 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on our cash and cash equivalents, debt-related obligations, financial position or results of operations.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the years ended December 31, 2022 and 2021, we recognized immaterial foreign currency transaction losses. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. GAAP and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

105

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2023 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2023 Proxy Statement, which we expect to file with the SEC no later than April 28, 2023.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item with respect to our directors and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2023 Proxy Statement and is incorporated herein by reference.

106

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

107

AVROBIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVROBIO, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVROBIO, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

March 23, 2023

AVROBIO, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$92,563	$189,567
Restricted cash	283	—
Prepaid expenses and other current assets	7,112	9,578
Total current assets	99,958	199,145
Operating lease assets	1,057	—
Property and equipment, net	2,894	4,126
Restricted cash, net of current portion	—	492
Other assets	40	74
Total assets	$103,949	$203,837
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$384	$3,486
Accrued expenses and other current liabilities	11,732	15,638
Operating lease liabilities	999	—
Deferred rent	—	262
Total current liabilities	13,115	19,386
Note payable, net of discount	15,276	14,945
Operating lease liabilities, net of current portion	188	—
Deferred rent, net of current portion	—	30
Total liabilities	28,579	34,361
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 150,000 shares authorized as of December 31, 2022 and 2021; 43,916 and 43,652 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	564,798	553,014
Accumulated deficit	(489,432)	(383,542)
Total stockholders’ equity	75,370	169,476
Total liabilities and stockholders' equity	$103,949	$203,837

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$72,186	$83,114
General and administrative	33,248	35,727
Total operating expenses	105,434	118,841
Loss from operations	(105,434)	(118,841)
Other expense:
Interest (expense) income, net	(299)	(224)
Other expense, net	(157)	(61)
Total other (expense) income, net	(456)	(285)
Net loss and comprehensive loss	$(105,890)	$(119,126)
Net loss per share —basic and diluted	$(2.42)	$(2.78)
Weighted-average number of common shares outstanding—basic and diluted	43,739	42,854

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	41,569	$4	$518,756	$(264,416)	$254,344
Vesting of restricted stock awards and units	1	—	—	—	—
Exercise of stock options	226	—	920	—	920
Issuance of common stock under ATM facility, net of offering costs of $47	1,829	—	14,550	—	14,550
Issuance of common stock under 2018 employee stock purchase plan	27	—	209	—	209
Stock-based compensation expense	—	—	18,579	—	18,579
Net loss	—	—	—	(119,126)	(119,126)
Balance as of December 31, 2021	43,652	4	553,014	(383,542)	169,476
Vesting of restricted stock units	1	—	—	—	—
Exercise of stock options	142	—	58	—	58
Issuance of common stock under 2018 employee stock purchase plan	121	—	204	—	204
Stock-based compensation expense	—	—	11,522	—	11,522
Net loss	—	—	—	(105,890)	(105,890)
Balance as of December 31, 2022	43,916	$4	$564,798	$(489,432)	$75,370

The accompanying notes are an integral part of these consolidated financial statements.

AVROBIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(105,890)	$(119,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,522	18,579
Depreciation and amortization expense	1,440	1,399
Loss on disposal of property and equipment	59	—
Deferred rent expense	—	(223)
Non-cash interest expense	331	—
(Gain)/loss on impairment of leasehold improvements	86	—
(Gain)/loss on extinguishment of operating lease	(81)	—
Non-cash lease expense	2,726	—
Other	—	49
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,466	(2,018)
Other assets	34	362
Accounts payable	(3,102)	804
Current and non-current operating lease liabilities	(2,893)	—
Accrued expenses and other current liabilities	(3,906)	2,149
Net cash used in operating activities	(97,208)	(98,025)
Cash flows from investing activities:
Purchases of property and equipment	(267)	(2,461)
Net cash used in investing activities	(267)	(2,461)
Cash flows from financing activities:
Proceeds from issuance of common stock upon completion of public offerings, net of offering costs	—	(205)
Proceeds from long-term debt	—	15,000
Payments of issuance cost related to long-term debt	—	(103)
Proceeds from issuance of common stock under ATM facility, net of offering costs	—	14,550
Exercise of stock options	58	920
Proceeds from issuance of common stock under 2018 employee stock purchase plan	204	209
Net cash provided by financing activities	262	30,371
Net decrease in cash, cash equivalents and restricted cash	(97,213)	(70,115)
Cash, cash equivalents and restricted cash at beginning of period	190,059	260,174
Cash, cash equivalents and restricted cash at end of period	$92,846	$190,059
Supplemental Cash:
Interest paid	$1,425	$98
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for operating lease liabilities	$4,319	$—
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents, end of period	$92,563	$189,567
Restricted cash	283	492
Cash, cash equivalents and restricted cash, end of period	$92,846	$190,059

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

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. Since inception, the Company has had recurring losses and has funded its operations through sales of preferred stock and common stock and a term loan facility. As of December 31, 2022, the Company had an accumulated deficit of $489,432.

The Company expects that its cash and cash equivalents of $92,563 as of December 31, 2022 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements which raises substantial doubt about the Company's ability to continue as a going concern, and the Company will need to obtain additional funding. The Company expects to finance its operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less at acquisition to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents were primarily held in interest-bearing money market funds.

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

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable, and accrued expenses, approximated their fair values as of December 31, 2022 and 2021 due to the short‑term nature of these instruments.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment loss during the years ended December 31, 2022 and 2021.

Leases

Prior to January 1, 2022, the Company accounted for leases in accordance with FASB ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, on a straight-line basis over the lease term.

Effective on January 1, 2022, the Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). Upon transition, the Company applied the package of practical expedients permitted under ASC 842 transition guidance to its entire lease portfolio at January 1, 2022. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. Furthermore, as a lessee the Company elected to combine lease and non-lease components together for the majority of its leases. As a result, for these applicable classes of underlying assets, the Company accounted for each separate lease component and the non-lease components associated with that lease component as a single lease component.

In accordance with ASC 842, the Company determines whether an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company records leases at the lease commencement date, when control of the underlying asset is transferred from the lessor to the lessee, as operating or finance leases and records a right-of-use (“ROU”) asset and a lease liability on the consolidated balance sheet for all leases with a lease term of greater than twelve months. The Company has elected to not recognize leases with a lease term of twelve months or less on the balance sheet and will recognize lease payments for such short-term leases as an expense on a straight-line basis.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include items such as maintenance, utilities, or other operating costs. For leases of real estate, the Company combines the lease and associated non-lease components in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for items such as initial direct costs, prepaid rent, or lease incentives. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance lease liability associated with the lease.

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

Foreign Currency Translation

The functional currency of the Company’s international operations in Canada and Australia is the U.S. dollar. Accordingly, all operating assets and liabilities of these international subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date or historical rates, as appropriate, while expenses are remeasured into U.S. dollars at the average rates in effect during the period. Any differences resulting from the remeasurement of assets, liabilities, and operations of the Canadian and Australian subsidiaries are recorded within other (expense) income, net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the Company recorded foreign exchange losses of $92 and $61, respectively, in other expense in the consolidated statements of operations and comprehensive loss.

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

The measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant. For stock-based awards granted to nonemployees subject to graded vesting that only contain service conditions, the Company has elected to recognize stock-based compensation expense using the straight-line recognition method.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to June 21, 2018, which was the first day of trading, and as the trading history of the Company’s common stock was limited through December 31, 2022, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

Subsequent Event Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. See Note 16.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, as subsequently amended (collectively, “ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases.

As previously noted, the Company adopted ASC 842 with an effective date of January 1, 2022, using the modified retrospective transition approach which uses the effective date as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases.

Upon its adoption of ASC 842 on January 1, 2022, the Company recognized operating lease right-of-use assets of $1,301 and related operating lease liabilities of $1,593 on its balance sheet, and derecognized deferred rent liabilities of $292. The adoption of ASC 842 did not have a material impact on the Company’s statements of operations and comprehensive loss or statements of cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. On January 1, 2022 the Company adopted this standard, which had no impact on its financial position or results of operations.

Recently Issued Accounting Pronouncements

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

As part of the agreement, the Company is obligated to make milestone payments of up to an aggregate of $80,000 upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a mid-single digit percentage based on net sales of products licensed under the agreement and to pay a low double-digit percentage of any sublicense fees received by the Company. During the third quarter of 2022, a $2,000 milestone payment under the MPSII License Agreement became due following the date of regulatory approval of the CTA for the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM. The next anticipated payment milestones under the MPSII License Agreement is $4,000 upon the dosing of the first patient in the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM.

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

For the years ended December 31, 2022 and 2021, the Company recognized $2,346 and $1,437, respectively, of costs related to the CRFA.

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

For the years ended December 31, 2022 and 2021, the Company recorded research and development expense related to this agreement with UHN of $161 and $209, respectively, which consists of reimbursable funded study trial costs and license maintenance fees. No milestone fees were incurred related to the Fabry license agreement in the years ended December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021, the Company recorded research and development expense related to this agreement with UHN of $39 for both periods, which consists of license maintenance fees. No milestone fees were incurred related to the Interleukin 12 license agreement in the years ended December 31, 2022 and 2021.

Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”)

On August 31, 2017, the Company entered into a license agreement with BioMarin, pursuant to which BioMarin granted the Company an exclusive worldwide license under certain intellectual property rights owned or controlled by BioMarin to develop, commercialize and sell products for use in the treatment of Pompe disease. The license agreement was amended in February 2018 and again in January 2020 to, among things, provide that BioMarin would supply the Company with certain technology materials. As consideration for this agreement, the Company paid an upfront license fee of $500 in cash and issued 233,765 shares of Series B Preferred Stock to BioMarin at the time of the Company’s Series B Preferred Stock financing in January 2018. The Company is also obligated to make future milestone payments of up to $13,000 upon the achievement of certain specified milestones and agreed to pay BioMarin royalties of a low single-digit percentage of net sales of licensed products sold by the Company or its affiliates covered by patent rights in a relevant country. No expenses related to the license were recorded for the years ended December 31, 2022 and 2021.

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

Agreement with Papillon Therapeutics, Inc. (previously GenStem Therapeutics, Inc.)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. In October 2021, the Company received notice that the license agreement with GenStem had been assigned to Papillon.

No expenses related to the license were recorded for the years ended December 31, 2022 and 2021.

Agreement with Lund University Rights Holders

On November 17, 2016, the Company entered into a license agreement with affiliates of Lund University, along with certain other relevant rights holders that may be added from time to time, pursuant to which such rights holders granted to the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights to develop, commercialize and sell products in any and all uses relevant to Gaucher disease. As consideration for the license, the Company is required to make payments in connection with the achievement of certain milestones up to an aggregate of $550. The agreement expires on the latest of (i) the twentieth anniversary of the end of a certain research project the Company is funding pursuant to an agreement with Lund University, (ii) the expiration of the term of any patent filed on the licensed rights that covers a licensed product, (iii) the expiration of any applicable marketing exclusivity right and (iv) such time that neither the Company nor any sublicensees, partners or contractors are commercializing a licensed product. Either the Company or the rights holders acting together may terminate the license agreement if the other such party commits a material breach and fails to cure such breach within a certain period of time, or if the other party enters into liquidation, becomes insolvent, or enters into composition or statutory reorganization proceedings. No expenses related to the license were recorded for the years ended December 31, 2022 and 2021.

4. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 and 2021:

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$91,095	$—	$—	$91,095
	$91,095	$—	$—	$91,095

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents—money market funds	$189,332	$—	$—	$189,332
	$189,332	$—	$—	$189,332

During the years ended December 31, 2022 and 2021, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid research and development expenses	$4,509	$4,496
Tax incentive refund, net of reserve	269	2,697
Prepaid insurance	999	112
Prepaid compensation benefits	327	575
Other current assets	1,008	1,698
Prepaid expenses and other current assets	$7,112	$9,578

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Laboratory and office equipment	$5,967	$6,162
Leasehold improvements	629	1,635
Computer equipment	102	149
	6,698	7,946
Less: Accumulated depreciation and amortization	(3,804)	(3,820)
Property and equipment, net	$2,894	$4,126

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $1,440 and $1,399, respectively.

Restricted Cash

As of December 31, 2022 and 2021, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

	December 31,
	2022	2021
Restricted cash	$283	$—
Restricted cash, net of current portion	—	492

Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021
Research and development expenses	$6,122	$8,882
Compensation and benefit costs	4,175	5,579
Consulting and professional fees	1,224	999
Other liabilities	211	178
	$11,732	$15,638

6. Leases

On January 12, 2018, the Company entered into a lease agreement for office space located in Cambridge, Massachusetts. The lease agreement was set to expire in January 2023 and was terminated early in September 2022. The annual lease payments were subject to a 3% increase each year. The Company received a tenant incentive allowance of $842 in 2018. In accordance with the lease agreement, the Company was required to maintain a security deposit of $209, which was recorded in restricted cash as of December 31, 2021.

On August 31, 2018, the Company entered into a sublease agreement for lab space located in Cambridge Massachusetts, United States, which was set to expire in October 2020. On June 9, 2020, the Company amended the terms of the sublease, which was set to expire in April 2022. Effective January 1, 2022, the Company amended the terms of the sublease, to extend the term through April 2023. In July 2022, the company moved our corporate headquarters to our subleased space in this location. Effective January 24, 2023, the Company amended the terms of the sublease, which is now set to expire in April 2024. The annual lease payments are subject to a 5% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in restricted cash as of December 31, 2022 and 2021.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025. The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 3 through 5. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD$27, which was recorded in other long-term assets as of December 31, 2022 and 2021. In October 2022, the Company entered into a sublease agreement to sublease this space. The term of the sublease agreement commenced on October 1, 2022 and expires on June 29, 2025.

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

Year ended December 31, 2022
Operating lease costs	$2,994
Sublease income	(23)
Total lease costs	$2,971

During the year ended December 31, 2022 the Company made cash payments for operating leases of $3,167.

As of December 31, 2022, future minimum payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2022
2023	$1,007
2024	138
2025	69
2026	—
2027	—
Thereafter	—
Total lease payments	$1,214
Less: interest	(53)
Plus: FX gain/loss	26
Present value of lease liabilities	$1,187

As of December 31, 2022, the weighted average remaining lease term was 0.9 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.58%.

Future minimum payments required under the leases as of December 31, 2021 presented in accordance with ASC 840, the relevant accounting standard at that time (in thousands):

Year Ending December 31,
2022	$1,297
2023	208
2024	147
2025	73
Total	$1,725

Rent expense during the year ended December 31, 2021 was $2,648.

7. Note Payable

On November 2, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) is available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the Closing Date. Subject to the terms and conditions of the Loan Agreement, the first tranche allows the Company to borrow an additional $15,000 through October 31, 2023. Upon satisfaction of certain milestones, the second and third tranches are available under the Term Loan Facility which allows the Company to borrow an additional amount up to $10,000 in each tranche through October 31, 2023. Additionally, the Company may seek to borrow up to an additional $15,000 at the sole discretion of the lender through the term of the Loan Agreement. The Loan Agreement matures on October 1, 2026 (the “Maturity Date”). The Company is required to pay an end of term fee (“End of Term Charge”) equal to 9.00% of the aggregate principal amount of the Term Loan advances upon repayment.

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

The Term Loan Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others. The Term Loan Facility is subject to certain terms and conditions that would be considered an Event of Default, including any material adverse change to the Company.

The End of Term Charge is recorded as a debt discount with an initial carrying balance of $1,350. During the year ended December 31, 2021 the Company recognized $103 of debt issuance costs related to legal expenses that has been included in the debt discount balance. The debt discount costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan Agreement is approximately 15.00%.

As of December 31, 2022 and 2021 the carrying value of the note payable consists of the following:

	December 31,
	2022	2021
Note payable, including End of Term Charge	$16,350	$16,350
Debt discount, net of accretion	(1,074)	(1,405)
Note payable, net of discount, long-term	$15,276	$14,945

As of December 31, 2022, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principle
2023	$—
2024	1,875
2025	7,500
2026	5,625
Total	$15,000

During the year ended December 31, 2022, the Company recognized $1,808 of interest expense related to the Loan Agreement, which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive loss. During year ended December 31, 2021, the Company recognized $203 of interest expense related to the Loan Agreement.

8. Common Stock

As of December 31, 2022 and 2021, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value, and 10,000,000 shares of undesignated preferred stock. As of December 31, 2022 and 2021, no undesignated shares of preferred stock were outstanding.

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

Through December 31, 2022, no cash dividends have been declared or paid.

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

In June 2020, the Company sold an aggregate of 384,140 shares of common stock under its 2019 “at-the-market” facility (the “2019 ATM Facility”) for net proceeds, after deducting commissions and other offering expenses payable by the Company, of $8,130.

In November 2020, the Company closed an underwritten public offering of 5,000,000 shares of its common stock at a public offering price of $15.00 per share (the “November 2020 Follow-on Offering”). The net proceeds to the Company from the November 2020 Follow-on Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $70,221.

In May 2021, the Company sold an aggregate of 1,829,268 shares of common stock under the 2019 ATM Facility for net proceeds, after deducting commissions and other offering expenses payable by the Company, of $14,550. As of December 31, 2022, approximately $26,549 of common stock remained available for future issuance under the 2019 ATM Facility.

Common Stock Reserved for Future Issuance

As of December 31, 2022 and 2021, the Company has reserved the following shares of common stock for future issuance:

	December 31,
	2022	2021
Shares reserved for exercise of outstanding stock options	9,423,271	7,423,777
Shares reserved for vesting of restricted stock units	940,392	599,850
Shares reserved for issuance under the 2018 Stock Option and Incentive Plan	5,005,295	2,583,736
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,467,026	1,151,010
Shares reserved for issuance under the 2019 Inducement Plan	786,656	412,686
Shares reserved for issuance under the 2020 Inducement Plan	1,637,000	1,637,000
Total shares of authorized common stock reserved for future issuance	19,259,640	13,808,059

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

The number of shares of common stock available for future grant under the 2018 Plan was 5,005,295 as of December 31, 2022, which does not include the shares added to the 2018 Plan reserve on January 1, 2022 as a result of the Plan Evergreen for the year ended December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company granted options to purchase 5,369,650 and, 4,253,232 shares, respectively, of common stock to employees, nonemployees and members of the Board.

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

During the years ended December 31, 2022 and 2021, the Company issued 120,947 and 27,580 shares, respectively of common stock. The total number of shares of common stock available for future grant was 1,467,026 as of December 31, 2022, which does not include the shares added to the ESPP reserve on January 1, 2023 as a result of the ESPP Evergreen for the year ended December 31, 2022.

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

The number of shares of common stock available for future grant under the 2019 Plan was 786,656 as of December 31, 2022.

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

The number of shares of common stock available for future grant under the 2020 Plan was 1,637,000 as of December 31, 2022.

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Expected option life (years)	5.98	6.06
Risk-free interest rate	2.47%	0.80%
Expected volatility	80.43%	81.22%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	7,423,777	$13.54	6.79	$1,469
Granted	5,369,650	$1.43
Exercised	(142,013)	$0.41
Cancelled or forfeited	(3,228,143)	$12.31
Outstanding as of December 31, 2022	9,423,271	$7.26	8.14	$22
Exercisable as of December 31, 2022	3,068,082	$13.11	6.15	$22

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $50 and $1,826, respectively.

The weighted-average grant-date fair value of the Company’s stock options granted during the years ended December 31, 2022 and 2021 was $0.99 and $8.70, respectively.

Restricted Common Stock

The Company has granted restricted common stock (or restricted stock awards) with time-based vesting conditions to certain employees of the Company. The purchase price of the restricted stock awards are determined by the Board. Unvested shares of restricted stock awards may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The Company has the option to repurchase the restricted stock awards at the original purchase price if the grantee terminates its working relationship with the Company prior to the vesting date. There were no unvested restricted stock awards as of December 31, 2022.

Restricted stock units

Restricted stock units represent an unsecured promise to grant at no cost a set number of shares of common stock upon vesting. With respect to restricted stock units, recipients are not entitled to cash dividends and have no voting rights during the vesting period.

The following table summarizes the Company’s restricted stock award and restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2021	599,850	$9.64
Granted	920,168	1.56
Vested	(575)	15.65
Forfeited, cancelled or expired	(579,051)	6.56
Issued and unvested as of December 31, 2022	940,392	$3.62

The total fair value of restricted stock awards and restricted stock units vested during the years ended December 31, 2022 and 2021 was $9 and $5, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2022	2021
Research and development	$2,785	$6,996
General and administrative	8,737	11,583
Total stock-based compensation expense	$11,522	$18,579

As of December 31, 2022, total unrecognized compensation cost related to unvested stock-based awards was $18,719, which is expected to be recognized over a weighted-average period of 2.3 years.

10. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. At the election of the Board, the Company may elect to match employee contributions. Currently, the Company makes matching contributions at a rate of 50% of the first 8% of employee contributions. The Company recorded $599 and $593 of expenses related to its 401(k) match for the years ended December 31, 2022 and 2021, respectively.

11. Commitments and Contingencies

Lease Agreements

Refer to Note 6 "Leases" for discussion of the commitments associated with the Company’s lease portfolio.

Other Funding Commitments

As of December 31, 2022, the Company had several ongoing clinical and non-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations and clinical sites for the conduct of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met as of December 31, 2022 and 2021, or royalties on future sales of specified products.

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

12. Income Taxes

For the years ended December 31, 2022 and 2021, the Company did not record a current or deferred income tax expense or (benefit) due to current and historical losses incurred by the Company. The Company’s operations are predominantly based in the United States and the Company’s foreign subsidiaries generated de minimis losses for the years ended December 31, 2022 and 2021.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective tax rate as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2022	2021
Federal income tax expense at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.2%	6.0%
Permanent differences	-1.2%	-1.2%
Foreign rate differential	0.0%	0.1%
Research and development tax credits	0.8%	2.0%
Change in valuation allowance	-25.8%	-27.9%
Provision to Return	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
U.S., foreign and state net operating loss carryforwards	$91,416	$84,102
Research and development credits	8,471	7,821
Capitalized start up and organizational costs	23	26
Equity based compensation	3,610	3,926
Licensing agreements	3,929	3,749
Section 174 R&D Capitalization	16,307	—
Lease Liability	227	—
Accruals and other	1,032	1,376
Total deferred tax assets	125,015	101,000
Valuation allowance	(124,695)	(100,893)
Net deferred tax assets	$320	$107
Deferred tax liabilities:
Property and equipment	$(102)	$(107)
ROU Asset	(218)	—
Total deferred tax liabilities	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2022 and 2021 based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased by $23,802 and $30,401 during the years ended December 31, 2022 and 2021, respectively, due primarily to net operating losses generated.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards of $340,350 and $312,967, respectively, that may be available to offset future income tax liabilities. The U.S. federal tax operating loss carryforwards of approximately $17,743 will expire at various dates through 2037. Approximately $322,607 of the U.S. federal tax operating losses can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company also had U.S. state net operating loss carryforwards of $316,668 and $290,500, respectively, which may be available to offset future taxable income. These losses expire at various dates beginning in 2041.

As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of $6,824 and $6,234, respectively. Included in the $6,824 of federal tax credit carryforwards are $2,027 of orphan drug credits. Through the year ended December 31, 2020 the Company qualifies for, and has elected to, apply part of its federal research credits against its payroll tax liability in accordance with certain provisions of the Internal Revenue Code. The amount applied towards the Company’s payroll tax liability is capped at $250 per year. The federal research credits generated in excess of the $250 cap are able to be carried forward for 20 years. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $2,084 and $1,959, respectively, available to reduce future tax liabilities which expire at various dates beginning in 2037. For all years through December 31, 2022, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards.

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

13. Net Loss per Share

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	9,423,271	7,423,777
Restricted stock awards and units	940,392	599,850

14. Related Party Transactions

UHN

In connection with the Company’s entry into a license agreement with UHN on January 27, 2016, the Company issued UHN 1,161,665 shares of its common stock. Upon the closing of the IPO in 2018, as UHN’s fully-diluted percentage ownership of the Company was reduced within a range of specified percentages, the Company was obligated to pay UHN an amount of $2,000, which was paid in July 2018. For the years ended December 31, 2022 and 2021, the Company recognized $200 and $248, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the years ended December 31, 2022 and 2021, the Company recorded expenses of $3,200 and $1,523, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the board.

15. Restructuring

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

Under the Workforce Reduction, the Company recognized total restructuring expenses for the year ended December 31, 2022 of $1,369, which are included within Research and development and General and administrative expenses. No restructuring expenses were incurred for the year ended December 31, 2021. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. During the year ended December 31, 2022 approximately $1,369 of these payments were made. There are no remaining payments accrued at December 31, 2022.

16. Subsequent Events

On March 10, 2023, Silicon Valley Bank, based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that depositors with Silicon Valley Bank or its successor bridge bank (collectively, “SVB”) will have access to all of their money starting March 13, 2023. Our agreement with SVB currently requires substantially all of our cash and cash equivalents to be deposited with SVB, and we historically have relied primarily on SVB for commercial banking services. We are pursuing actions to make alternative banking arrangements, including opening deposit accounts at one or more other financial institutions. SVB has agreed to waive covenants related to maintaining our deposits at SVB for a period of 30 days, during which time we have agreed to obtain an Account Control Agreement (“ACA”) for all accounts held outside of SVB. The Company has concluded that it is probable that it will obtain the ACA for all accounts held outside of SVB prior to the expiration of the 30-day waiver period to be compliant with its covenants.

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

4.1

Form of Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

4.2

Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated January 9, 2018 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (filed as Exhibit 4.3 to the to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.1#

2015 Amended and Restated Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.2#

2018 Stock Option and Incentive Plan and forms of award agreements thereunder (filed as Exhibit 10.2 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.3#

First Amendment to the AVROBIO, Inc. 2018 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2020 (File No. 001-38537) and incorporated herein by reference)

10.4#

Second Amendment to the AVROBIO, Inc. 2018 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2022 (File No. 001-38537) and incorporated herein by reference)

10.5#

Senior Executive Cash Incentive Bonus Plan (filed as Exhibit 10.3 to the Registrant’s Second Amendment to the Registration Statement on form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.6#

Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.7†

Exclusive License Agreement, by and between the Registrant and University Health Network, dated November 4, 2016, as amended (filed as Exhibit 10.5 to the Registrant’s First Amendment to the Registration Statement on Form S-1 filed on June 1, 2018 (File No. 333-225213) and incorporated herein by reference)

10.8†

License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated August 31, 2017 (filed as Exhibit 10.6 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.9††

Amendment No. 1 to License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated February 21, 2018 (filed as Exhibit 10.7 to the to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.10††

Amendment No. 2 to License Agreement, by and between the Registrant and BioMarin Pharmaceutical Inc., dated January 7, 2020 (filed as Exhibit 10.8 to the to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

EXHIBIT NO.	EXHIBIT INDEX
10.11†

Exclusive License Agreement, by and among the Registrant, Stefan Karlsson and Maria Dahl, dated January 30, 2017 (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.12†

License Agreement, by and between the Registrant and GenStem Therapeutics, Inc., dated October 2, 2017 (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

10.13#

Amended and Restated Employment Agreement, by and between the Registrant and Geoff MacKay, effective as of June 25, 2018 (filed as Exhibit 10.9 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.14#

Amendment to Employment Agreement, by and between the Registrant and Geoff MacKay, dated April 5, 2021 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference

10.15#

Employment Agreement, by and between the Registrant and Erik Ostrowski, dated December 17, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2018 (File No. 001-38537) and incorporated herein by reference)

10.16#

Amendment to Employment Agreement, by and between the Registrant and Erik Ostrowski, dated April 5, 2021 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference

10.17#

Employment Agreement, by and between the Registrant and Steven Avruch, dated December 17, 2018 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 25, 2019 (File No. 001-38537) and incorporated herein by reference)

10.18#

Amendment to Employment Agreement, by and between the Registrant and Steven Avruch, dated April 5, 2021 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference

10.19#

Employment Agreement, by and between the Registrant and Deanna Petersen, dated September 1, 2018 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2020 (File No. 001-38537) and incorporated herein by reference)

10.20#

Amendment to Employment Agreement, by and between the Registrant and Deanna Petersen, dated April 5, 2021 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference)

10.21#

Employment Agreement, by and between the Registrant and Chris Mason, dated September 1, 2018 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2021 (File No. 001-38537) and incorporated herein by reference)

10.22#

Amendment to Employment Agreement, by and between the Registrant and Chris Mason, dated April 5, 2021 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2021 (File No. 001-38537) and incorporated herein by reference)

10.23#

Amendment No. 2 to Employment Agreement, by and between the Registrant and Chris Mason, dated April 25, 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2022 (File No. 001-38537) and incorporated herein by reference)

10.24#

Employment Agreement, by and between the Registrant and Essra Ridha, dated October 6, 2021 (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 17, 2022 (File No. 001-38537) and incorporated herein by reference)

10.25#

2018 Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Second Amendment to the Registration Statement on Form S-1 filed on June 11, 2018 (File No. 333-225213) and incorporated herein by reference)

10.26

Lease Agreement, dated as of January 12, 2018, by and between the Registrant and ARE-MA Region No. 59, LLC (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on May 25, 2018 (File No. 333-225213) and incorporated herein by reference)

EXHIBIT NO.	EXHIBIT INDEX

10.27#

2019 Inducement Plan and form of award agreement thereunder (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on December 20, 2019 (File No. 333-235643) and incorporated herein by reference)

10.28#

Form of 2019 Inducement Stock Option Award (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 25, 2019 (File No. 333-230493) and incorporated herein by reference)

10.29#

2020 Inducement Plan and form of award agreement thereunder (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2021 (File No. 001-38537) and incorporated herein by reference)

10.30

Loan and Security Agreement, dated November 2, 2021, by and among the Registrant, the lenders party thereto from time to time and Silicon Valley Bank, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 4, 2021 (File No. 001-38537) and incorporated herein by reference)

10.31††

Amended and Restated Master Services Agreement, by and between the Registrant and Miltenyi Biotec, Inc., dated November 20, 2021 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2022 (File No. 001-38537) and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2023.

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

Name	Title	Date

/s/ Geoff MacKay Geoff MacKay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/s/ Erik Ostrowski Erik Ostrowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2023

/s/ Bruce Booth Bruce Booth, D.Phil.	Chairman of the Board of Directors	March 23, 2023

/s/ Ian T. Clark Ian T. Clark	Director	March 23, 2023

/s/ Gail Farfel, Ph.D. Gail Farfel	Director	March 23, 2023

/s/ Phillip B. Donenberg Phillip B. Donenberg	Director	March 23, 2023

/s/ Annalisa Jenkins Annalisa Jenkins, M.B.B.S., F.R.C.P	Director	March 23, 2023

/s/ Christopher Paige Christopher Paige, Ph.D.	Director	March 23, 2023

/s/ Philip J. Vickers Philip J. Vickers, Ph.D.	Director	March 23, 2023