Form 10-Q
period 2023-03-31
AVROBIO, Inc.
filed 2023-05-11
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 44,105,078 shares of common stock, $0.0001 par value per share, outstanding.

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

•
Business interruptions resulting from the coronavirus disease (COVID-19) pandemic or similar public health crises have caused and may cause a disruption of the development of our product candidates and adversely impact our business.

•
Our hematopoietic stem cell (“HSC”) lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval.

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
•
Our failure to meet Nasdaq Global Select Market’s (“Nasdaq”) continued listing requirements could result in a delisting of our common stock.

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

Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “forecasts,” “goal” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks.” “strives,” “should,” “will,” and similar expressions or the negative of these terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$72,326	$92,563
Restricted cash	—	283
Prepaid expenses and other current assets	4,925	7,112
Total current assets	77,251	99,958
Operating lease assets	2,857	1,057
Property and equipment, net	2,574	2,894
Restricted cash, net of current portion	283	—
Other assets	40	40
Total assets	$83,005	$103,949
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$591	$384
Accrued expenses and other current liabilities	11,081	11,732
Operating lease liabilities	2,627	999
Total current liabilities	14,299	13,115
Note payable, net of discount	15,356	15,276
Operating lease liabilities, net of current portion	352	188
Total liabilities	30,007	28,579
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized; 44,088 and 43,916 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	567,383	564,798
Accumulated deficit	(514,389)	(489,432)
Total stockholders’ equity	52,998	75,370
Total liabilities and stockholders’ equity	$83,005	$103,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$17,333	$19,253
General and administrative	7,887	10,165
Total operating expenses	25,220	29,418
Loss from operations	(25,220)	(29,418)
Other income (expense):
Interest income (expense), net	248	(370)
Other income (expense), net	15	(45)
Total other income (expense), net	263	(415)
Net loss and comprehensive loss	$(24,957)	$(29,833)
Net loss per share — basic and diluted	$(0.57)	$(0.68)
Weighted-average number of common shares outstanding — basic and diluted	44,037	43,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	43,652	$4	$553,014	$(383,542)	$169,476
Stock-based compensation expense	—	—	3,378	—	3,378
Issuance of common stock under the 2018 employee stock purchase plan	44	—	142	—	142
Net loss	—	—	—	(29,833)	(29,833)
Balance as of March 31, 2022	43,696	$4	$556,534	$(413,375)	$143,163

	Three Months Ended March 31,2023
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	43,916	$4	$564,798	$(489,432)	$75,370
Vesting of restricted stock units	105	—	—	—	—
Exercise of stock options	46	—	42	—	42
Issuance of common stock under the 2018 employee stock purchase plan	21	—	13	—	13
Stock-based compensation expense	—	—	2,530	—	2,530
Net loss	—	—	—	(24,957)	(24,957)
Balance as of March 31, 2023	44,088	$4	$567,383	$(514,389)	$52,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,957)	$(29,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,530	3,378
Depreciation and amortization expense	328	399
Non-cash interest expense	80	75
Loss on disposal of property and equipment	—	9
Deferred rent expense	—	(48)
Non-cash lease expense	592	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,187	320
Other assets	—	11
Accounts payable	207	551
Current and non-current operating lease liabilities	(600)	—
Accrued expenses and other current liabilities	(651)	(2,876)
Net cash used in operating activities	(20,284)	(28,014)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(32)
Net cash used in investing activities	(8)	(32)
Cash flows from financing activities:
Proceeds from exercise of stock options	42	—
Proceeds from issuance of ESPP shares	13	142
Net cash provided by financing activities	55	142
Net decrease in cash, cash equivalents and restricted cash	(20,237)	(27,904)
Cash, cash equivalents and restricted cash at beginning of period	92,846	190,059
Cash, cash equivalents and restricted cash at end of period	$72,609	$162,155
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$117
Interest paid	463	304
Lease liability arising from obtaining right-of-use assets	2,392	—
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$72,326	$161,663
Restricted cash	283	492
Cash, cash equivalents and restricted cash, end of period	$72,609	$162,155

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

The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. Since inception, the Company has had recurring losses and has funded its operations through sales of preferred stock and common stock and a term loan facility. As of March 31, 2023, the Company had an accumulated deficit of $514,389.

The Company expects that its cash and cash equivalents of $72,326 as of March 31, 2023 may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements which raises substantial doubt about the Company's ability to continue as a going concern, and the Company will need to obtain additional funding. The Company expects to finance its operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, and the results of its operations for the three months ended March 31, 2023 and 2022, its statements of stockholders’ equity for the three months ended March 31, 2023 and 2022 and its statement of cash flows for the three months ended March 31, 2023 and 2022.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2023, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Recently Adopted Accounting Pronouncements

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires that credit losses be reported as an allowance using an expected losses model, representing the entity's current estimate of credit losses expected to be incurred. The accounting guidance currently in effect is based on an incurred loss model. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. On January 1, 2023 the Company adopted this standard, which had no impact on its financial position or results of operations.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” or ASU 2019-11. ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. On January 1, 2023 the Company adopted this standard, which had no impact on its financial position or results of operations.

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

For the three months ended March 31, 2023 and 2022, the Company incurred $1,610 and $963 related to the CRFA, respectively.

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

For the three months ended March 31, 2023 and 2022, the Company recorded research and development expense related to this agreement with UHN of $34 and $24, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, the Company recorded research and development expense related to this agreement with UHN of $37 and $39, respectively. No milestone fees were incurred related to this agreement in the three months ended March 31, 2023 and 2022.

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

The Company has recognized no expenses related to the license for the three months ended March 31, 2023 and 2022.

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

The Company has recognized no expenses related to this agreement for the three months ended March 31, 2023 and 2022.

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

The Company has recognized no expenses related to this agreement for the three months ended March 31, 2023 and 2022.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$71,030	$—	$—	$71,030
	$71,030	$—	$—	$71,030

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$91,095	$—	$—	$91,095
	$91,095	$—	$—	$91,095

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the three months ended March 31, 2023, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid research and development expenses	$3,136	$4,509
Tax incentive refund	270	269
Prepaid insurance	515	999
Prepaid compensation benefits	159	327
Other current assets	845	1,008
Prepaid expenses and other current assets	$4,925	$7,112

Property and equipment, net

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Laboratory and office equipment	$5,975	$5,967
Leasehold improvements	629	629
Computer equipment	102	102
	6,706	6,698
Less: Accumulated depreciation and amortization	(4,132)	(3,804)
Property and equipment, net	$2,574	$2,894

Depreciation and amortization expense was $328 and $399, respectively, for the three months ended March 31, 2023 and 2022.

Restricted cash

As of March 31, 2023 and December 31, 2022, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

	March 31, 2023	December 31, 2022
Restricted cash	$—	$283
Restricted cash, net of current portion	283	—

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Research and development expenses	$7,428	$6,122
Compensation and benefit costs	2,274	4,175
Consulting and professional fees	1,176	1,224
Other liabilities	203	211
Accrued expenses and other current liabilities	$11,081	$11,732

6. Leases

On August 31, 2018, the Company entered into a sublease agreement for lab space located in Cambridge Massachusetts, United States, which was set to expire in October 2020. On June 9, 2020, the Company amended the terms of the sublease, which was set to expire in April 2022. Effective January 1, 2022, the Company amended the terms of the sublease, to extend the term through April 2023. In July 2022, the company moved its corporate headquarters to its subleased space in this location. Effective January 24, 2023, the Company amended the terms of the sublease, which is now set to expire in April 2024. The annual lease payments are subject to a 5% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in restricted cash as of March 31, 2023 and December 31, 2022.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025. The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 3 through 5. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD$27, which was recorded in other long-term assets as of March 31, 2023 and December 31, 2022. In October 2022, the Company entered into a sublease agreement to sublease this space. The term of the sublease agreement commenced on October 1, 2022 and expires on June 29, 2025.

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Three Months Ended March 31,
2023
Operating lease costs	$670
Sublease income	(23)
Total lease costs	$647

During the three months ended March 31, 2023 and 2022, the Company made cash payments for operating leases of $687 and $830, respectively.

As of March 31, 2023, future minimum payments of operating lease liabilities are as follows (in thousands):

March 31, 2023
2023	$2,105
2024	1,034
2025	69
2026	—
2027	—
Thereafter	—
Total lease payments	$3,208
Less: interest	(253)
Plus: FX gain/loss	24
Present value of lease liabilities	$2,979

As of March 31, 2023, the weighted average remaining lease term was 1.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 15.67%. As of March 31, 2022, the weighted average remaining lease term was 1.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.51%.

7. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2023 and 2022 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2023 and December 31, 2022, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

The End of Term Charge is recorded as a debt discount with an initial carrying balance of $1,350. During the year ended December 31, 2021 the Company recognized $103 of debt issuance costs related to legal expenses that has been included in the debt discount balance. The debt discount costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan Agreement is approximately 15.78%.

On March 10, 2023, Silicon Valley Bank, based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that depositors with Silicon Valley Bank or its successor bridge bank (collectively, “SVB”) had access to all of their money starting March 13, 2023. On March 27, 2023, First Citizens Bank purchased the remaining assets, deposits, and loans of Silicon Valley Bank. Our agreement with SVB currently requires substantially all of our cash and cash equivalents to be deposited with SVB, and we historically have relied primarily on SVB for commercial banking services. We are pursuing actions to make alternative banking arrangements, including opening deposit accounts at one or more other financial institutions. SVB has agreed to waive covenants related to maintaining our deposits at SVB through May 19, 2023, during which time we have agreed to obtain an Account Control Agreement (“ACA”) for all accounts held outside of SVB. The Company has concluded that it is probable that it will obtain the ACA for all accounts held outside of SVB prior to the expiration of the waiver period to be compliant with its covenant.

As of March 31, 2023, the carrying value of the note payable consists of the following:

March 31, 2023
(in thousands)
Note payable, including End of Term Charge	$16,350
Debt discount, net of accretion	(994)
Note payable, net of discount, long-term	$15,356

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

As of March 31, 2023, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2023	—
2024	1,875
2025	7,500
2026	5,625
Total	$15,000

During the three months ended March 31, 2023 and 2022, the Company recognized $550 and $304 of interest expense related to the Loan Agreement which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive loss, respectively.

9. Stockholders’ Equity

Common Stock

As of March 31, 2023 and December 31, 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of March 31, 2023 and December 31, 2022, no undesignated preferred stock was outstanding.

As of March 31, 2023, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of March 31, 2023 and December 31, 2022, the Company has reserved the following shares of common stock for future issuance:

	March 31, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options	9,154,769	9,423,271
Shares reserved for vesting of restricted stock units	2,026,338	940,392
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	3,951,434	5,005,295
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,445,752	1,467,026
Shares reserved for issuance under the 2019 Inducement Plan	825,136	786,656
Shares reserved for issuance under the 2020 Inducement Plan	1,671,125	1,637,000
Total shares of authorized common stock reserved for future issuance	19,074,554	19,259,640

10. Stock-based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the board of directors were as follows, presented on a weighted-average basis:

Three Months Ended March 31,
2022
Expected option life (years)	6.00
Risk-free interest rate	1.67%
Expected volatility	80.19%
Expected dividend yield	—%

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	9,423,271	$7.26	8.14	$22
Granted	—	$—
Exercised	(45,999)	$0.91
Cancelled or forfeited	(222,503)	$3.73
Outstanding as of March 31, 2023	9,154,769	$7.38	7.82	$446
Exercisable as of March 31, 2023	3,855,390	$11.44	6.32	$56

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was $1. No options were exercised during the three months ended March 31, 2022.

The weighted-average grant-date fair value of the Company’s stock options granted during the three months ended March 31, 2022 was $1.29. There were no options granted during the three months ended March 31, 2023.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2022	940,392	$3.62
Granted	1,286,550	$1.68
Vested	(104,813)	$1.85
Forfeited, cancelled or expired	(95,791)	$2.13
Issued and unvested as of March 31, 2023	2,026,338	$2.55

The total fair value of restricted stock units vested during the three months ended March 31, 2023 and 2022 was $194 and $1, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$622	$939
General and administrative	1,908	2,439
Total stock-based compensation expense	$2,530	$3,378

As of March 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $16,214, which is expected to be recognized over a weighted-average period of 2.12 years.

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	9,154,769	9,423,271
Restricted stock units	2,026,338	940,392

12. Related Party Transactions

UHN

For the three months ended March 31, 2023 and 2022, the Company recognized $71 and $24, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended March 31, 2023 and 2022, the Company recorded expenses of $652 and $794, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our subsequent filings with the SEC.

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

AVR-RD-02 is currently being studied for the treatment of Gaucher disease type 1 in a Company-sponsored Phase 1/2 clinical trial, which we refer to as the Guard1 clinical trial. As of March 20, 2023, five patients have been dosed in the Guard1 clinical trial, and six patients have been enrolled. We are actively recruiting additional potential patients for our currently active Guard1 trial sites. We are also planning for a registrational global Phase 2/3 clinical trial of AVR-RD-02 for the treatment of Gaucher disease type 3, which we refer to as the Guard3 clinical trial. We currently are planning for the Guard3 clinical trial to be initiated in the second half of 2023, subject to regulatory alignment.

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

AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and in April 2023 the Phase 1/2 collaborator-sponsored clinical trial was initiated.

AVR-RD-03 is our preclinical program for Pompe disease. While we continue to advance AVR-RD-03, we are prioritizing our Gaucher disease and cystinosis clinical programs. As a result, we no longer expect to initiate a clinical trial for AVR-RD-03 in 2023.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through March 31, 2023, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; and gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market,” or ATM, facility.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net losses were $25.0 million and $29.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $514.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance our current and future product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We currently have a total of five investigational gene therapies in our pipeline, two of which are currently in clinical development. Further development of these programs will require us to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of March 31, 2023, we had cash and cash equivalents of $72.3 million. We believe that our existing cash and cash equivalents as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended March 31,
	2023	2022
Fabry	$1,256	$2,116
Gaucher	5,119	1,289
Cystinosis	456	1,293
Hunter	1,653	1,499
Pompe	24	(399)
Other research activities	45	(7)
Unallocated research and development expenses	8,780	13,462
Total research and development expenses	$17,333	$19,253

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

Consolidated Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$17,333	$19,253	$(1,920)
General and administrative	7,887	10,165	(2,278)
Total operating expenses	25,220	29,418	(4,198)
Loss from operations	(25,220)	(29,418)	4,198
Other income (expense):
Interest income (expense)	248	(370)	618
Other income (expense)	15	(45)	60
Total other income (expense), net	263	(415)	678
Net loss	$(24,957)	$(29,833)	$4,876

Research and Development Expenses

Research and development expenses decreased by approximately $1.9 million to $17.3 million for the three months ended March 31, 2023, from $19.3 million for the three months ended March 31, 2022. This decrease was driven by a $3.3 million decrease in personnel-related costs, including non-cash stock-based compensation, a $0.5 million decrease in preclinical costs, and partially offset by a $1.7 million increase in clinical trial consulting expenses.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended March 31, 2023, compared to $10.2 million for the three months ended March 31, 2022. This decrease of $2.3 million was attributable to a decrease of $2.3 million in personnel-related costs, a $0.9 million decrease in professional fees, and partially offset by a $1.0 million increase in legal expense.

Other Income (Expense), Net

Other income (expense), net, was $0.3 million for the three months ended March 31, 2023, compared to $(0.4) million for the three months ended March 31, 2022. The change is primarily due to an increase in interest income which was partially offset by interest expense related to the Term Loan Agreement, which was entered into in the fourth quarter of 2021.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM facility. Through March 31, 2023, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our ATM facility; and we had drawn $15.0 million in term loans under our Term Loan Agreement.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of March 31, 2023, approximately $26.5 million of common stock remained available for future issuance under the ATM facility.

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

As of March 31, 2023, we had cash and cash equivalents of $72.3 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(20,284)	$(28,014)
Net cash used in investing activities	(8)	(32)
Net cash provided by financing activities	55	142
Net (decrease) in cash and cash equivalents	$(20,237)	$(27,904)

Operating Activities

During the three months ended March 31, 2023, operating activities used $20.3 million of cash, cash equivalents and restricted cash, resulting from our net loss of $25.0 million and cash provided by changes in our operating assets and liabilities of $1.1 million and partially offset by non-cash charges of $3.5 million. The net changes in our operating assets and liabilities were primarily due to a $2.2 million decrease in prepaids and other current assets, offset by a $0.7 million decrease in accrued expenses and other current liabilities and a $0.6 million decrease in current and non-current operating lease liabilities. The non-cash charges primarily included $2.5 million of stock-based compensation expense, $0.6 million in non-cash lease expense, and $0.3 million of depreciation and amortization expense.

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

Investing Activities

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2023 and 2022. The decrease in cash used in investing activities was primarily due to a decrease in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2023 and 2022. The decrease in cash provided by financing activities was primarily due to a decrease in proceeds received from the issuance of shares under our 2018 Employee Stock Purchase Plan.

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

We believe that our $72.3 million of existing cash and cash equivalents as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of March 31, 2023, we had cash and cash equivalents of $72.3 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the three months ended March 31, 2023 and 2022, we recognized foreign currency transaction losses of $28 thousand and $46 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2023, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since inception, we have incurred net losses. We incurred net losses of $105.9 million and $119.1 million for the years ended December 31, 2022 and 2021, respectively, and $25.0 million for the three months ended March 31, 2023. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. In addition, on November 2, 2021 we entered into the Loan and Security Agreement, or the Term Loan Agreement, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank or its successor, Silicon Valley Bank, a division of First-Citizens Bank & Trust company), which we refer to as SVB. We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. We expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2023, we had cash and cash equivalents of $72.3 million. We believe that our existing cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

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

We currently maintain a term loan facility with SVB pursuant to the Term Loan Agreement, under which we have drawn down $15.0 million, but we may be unable to draw down on additional funding under such facility due to SVB’s closure. As our facility currently requires substantially all of our cash and cash equivalents to be deposited with SVB, historically we have relied primarily on SVB for commercial banking services. We are pursuing actions to make alternative banking arrangements, including opening deposit accounts at one or more other financial institutions. SVB has agreed to waive covenants related to maintaining our deposits at SVB through May 19, 2023, during which time we have agreed to obtain an Account Control Agreement, or ACA, for all accounts held outside of SVB. An ACA is a multi-party agreement among a debtor, lender and a bank that allows the lender to perfect a security interest in the customer's funds by taking control of the deposit account if necessary. However, efforts to open deposit accounts at financial institutions other than SVB may not adequately mitigate the risk of financial crises similar to that experienced by SVB.

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

We have concentrated our research and development efforts on our HSC gene therapy approach, and our future success depends on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which were and may continue to be adversely affected by the COVID-19 pandemic, especially if a resurgence of cases occurs. In addition, the implementation of our plato platform and upgrades, including our current conditioning regimen or any conditioning regimen we implement in the future, may result in delays or setbacks in our research and development activities, and we may not realize the intended benefits of these efforts. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial, additional or alternative partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of May 2, 2023 we have only dosed 11 patients using our plato platform in our clinical trials, which includes six patients in our FAB-GT clinical trial for which we halted enrollment. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in our ongoing and future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of HSC gene therapy.

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

We are at an early stage of development for all of our product candidates. As of the date of this Quarterly Report, only 25 patients have been dosed in our clinical trials, which includes 14 patients from our Fabry program that we deprioritized in January 2022. Our ongoing clinical trials, as well as potentially additional pivotal clinical trials (also referred to as registrational trials), must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

In addition, across our Company-sponsored clinical trials we have dosed only four patients in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-02, AVR-RD-04 or any other product candidates will be required or how such trials should be designed. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar CTA we submit in other countries, will be accepted. While we have received clearance from the FDA to commence clinical testing in the United States for our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease type 1 and the sponsor of the collaborator-led Phase 1/2 clinical trial for AVR-RD-04 for cystinosis has received the same, there can be no assurance that we will be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

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

The timing and success of our patient enrollment and clinical trial activities depend on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we are currently targeting and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our ongoing or planned clinical trials. The timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, including as a result of the COVID-19 pandemic, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. For example, as a result of the COVID-19 pandemic, patient enrollment and dosing was temporarily paused in our ongoing clinical trials and certain data collection has been delayed. While patient enrollment and dosing activities have resumed, there could be additional pauses in the future as a result of the COVID-19 pandemic or other factors.

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

•
ability to enroll patients and conduct studies as a result of the COVID-19 pandemic;
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

•
delays as a result of the COVID-19 pandemic;

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, or if collaborator-sponsored trials utilize different materials or manufacturing processes from ours to generate data, we may need to conduct additional studies to compare or bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and CTAs, to demonstrate analytic comparability between LV1 and LV2. Our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease type 1 in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, we expect that the FDA, Health Canada or other regulatory authorities will require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. For example, the Phase 1/2 collaborator-sponsored clinical study of AVR-RD-04 for cystinosis in the United States, which has been cleared by the FDA, does not include our LV2 lentiviral vector or our automated manufacturing platform. Additionally, the study drug for the collaborator-sponsored clinical study of AVR-RD-05 for Hunter syndrome is not manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 is used in connection with this clinical trial. Moreover, we are currently evaluating the implementation of an additional, new conditioning regimen that utilizes conditioning agents other than busulfan. We anticipate that we will be required to submit comparability data in future regulatory filings relating to our transition to LV2, the automated manufacturing platform and any new conditioning regimen that we implement. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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
•
termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•
disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the impact of the COVID-19 pandemic or the bankruptcy of the manufacturer or supplier.

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

Our reliance on suppliers subjects us to a number of risks that could materially harm our reputation, business, and financial condition, including, among other things:

•
delays in production, supply, shipment or delivery as a result of the COVID-19 pandemic or trade sanctions, embargoes, and heightened export requirements resulting from the war in Ukraine;
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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or their commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. See section entitled “Business – Government Regulation – Coverage and Reimbursement in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See Section entitled “Business - Government Regulation – Healthcare Reform in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Our former President and Chief Executive Officer, Geoff MacKay, resigned on May 1, 2023, and we have appointed our current Chief Financial Officer,

Erik Ostrowski, as our interim President and Chief Executive Officer. We are actively conducting a search for a permanent Chief Executive Officer, which may involve significant time and costs and may impact our business, operating results and financial condition. Additionally, no assurance can be made as to when we will hire a permanent Chief Executive Officer. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current executive or key employees might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. We implemented a reduction in force in January 2022 in connection with the deprioritization of our Fabry disease program, and through the first half of 2022 we continued to streamline employee headcount including senior management. Reductions in force, management changes and program reprioritizations can have an adverse impact on employee morale. While we believe our relations with our continuing employees to be good, there can be no assurance that we can avoid hiring and retention challenges for skilled personnel in the future. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to recruit and retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, including those resulting from the COVID-19 pandemic, which could impact employees’ productivity and morale, as well as any failure to succeed in preclinical or clinical trials. In addition, in recent months, the market price of our common stock has experienced significant downward pressure, resulting in “underwater” or “out-of-the-money” stock options for many of our employees, thereby limiting the desired retentive effect that our equity incentive program was intended to achieve. The inability to recruit or the loss of the services of any executive, key employee, skilled personnel, consultant or advisor may impede the progress of our research, development and commercialization objectives.

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

We are subject, and may be increasingly subject if we obtain FDA approval for any of our product candidates , to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. See Section entitled “Business - Government Regulation - Other Healthcare Laws and Compliance Requirements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through May 1, 2023, the trading price of our common stock has ranged from $53.70 to $0.56. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

•
the COVID-19 pandemic;
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

Based on shares outstanding as of May 2, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 29% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Quarterly Report, or our Annual Report or 2023 Proxy Statement. In particular, we have not included in this Quarterly Report, and do not intend to include in our 2023 Proxy Statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

On October 4, 2022, we received a written notice from the staff, or the Staff, of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between August 22, 2022 through October 3, 2022, our common stock had not complied with the Minimum Bid Price Requirement. On February 23, 2023, we received a written notice from the Staff notifying us that for 10 consecutive business days, from February 8, 2023 to February 22, 2023, the closing bid price of our common stock was at $1.00 per share or greater, and accordingly, the Staff advised us that we had regained compliance with the Minimum Bid Price Requirement.

On May 11, 2023, we received a written notice from the Staff notifying us that, for the 30 consecutive business day period between March 29, 2023 through May 10, 2023, our common stock had not complied with the Minimum Bid Price Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until November 7, 2023, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. According to the written notice, if, at any time during this 180-day period, the closing bid price for the common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance and the common stock will remain listed on Nasdaq.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer our listing to The Nasdaq Capital Market and meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional 180-day compliance period, such as by effecting a reverse stock split, if necessary. If the Staff determines that we will not be able to cure the deficiency, then the Staff will provide us written notice that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Nasdaq Hearing Panel, such appeal would be successful.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2023, we received a written notice from the Staff of Nasdaq’s Listing Qualifications Department, notifying us that, for the 30 consecutive business day period between March 29, 2023 through May 10, 2023, the Company’s common stock had not maintained a minimum bid price of $1.00 per share, required for continued listing on The Nasdaq Global Select Market pursuant to the Minimum Bid Price Requirement. The Nasdaq’s written notice does not result in the immediate delisting of our common stock from The Nasdaq Global Select Market; however, an indicator of the Company’s non-compliance will be displayed with quotation information related to our common stock on NASDAQ.com and NASDAQTrader.com. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. See section entitled “Risk Factors – Risks related to ownership of our common stock – Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock” in this Quarterly Report on Form 10-Q.

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

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

AVROBIO, INC.

Date: May 11, 2023	By:	/s/ Erik Ostrowski
Erik Ostrowski
President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)