Form 10-Q
period 2023-06-30
AVROBIO, Inc.
filed 2023-08-10
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 44,530,744 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing any potential strategic alternatives, and any strategic transactions that we may consummate in the future could have negative consequences.
•
Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, including, but not limited to, an acquisition, merger, a business combination or divestiture, we may fail to realize all or any of the anticipated benefits of any such transaction, such benefits may take longer to realize than expected, we may encounter integration difficulties or we may be exposed to other operational and financial risks.
•
If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.
•
The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.
•
We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.
•
If we decide to resume development of our product candidates, we will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
•
Business interruptions resulting from the coronavirus disease, or COVID-19 pandemic or similar public health crises have caused and may in the future cause a disruption of the development of our product candidates and adversely impact our business.
•
Our hematopoietic stem cell, or HSC, lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval, should we resume development of our product candidates.
•
Our product candidates and the process for administering our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval, should we decide to resume development of such product candidates.
•
Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials, should we resume development of our product candidates.
•
Should we resume development of our product candidates, we may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.
•
Should we resume development of our product candidates, we may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•
Should we resume development of our product candidates, even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than anticipated.
•
Only two of our clinical trials have utilized our plato® platform.
•
We face significant competition in our industry and, should we resume development of our product candidates, there can be no assurance that our product candidates, if approved, will achieve acceptance in the market over existing established therapies. In addition, our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our product candidates, should we resume development of our product candidates.
•
Gene therapies are novel, complex and difficult to manufacture. Should we resume development of our product candidates, we could experience production problems that result in delays in our development or commercialization programs or otherwise adversely affect our business.

•
Should we resume development of our product candidates, we expect to rely on third parties to conduct some or all aspects of our vector production, product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
•
We have historically relied, and, should we resume development of our product candidates, expect to continue to rely, on sole source suppliers for our automated, closed cell processing system; vector supply; plasmid supply; cell culture media supply; and drug product manufacturing. In addition, we are dependent on a limited number of suppliers for some of our other components and materials used in our product candidates.
•
Should we resume development of our product candidates, third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
•
Our rights to develop and commercialize our product candidates, should we resume development of our product candidates, are subject, in part, to the terms and conditions of licenses granted to us by others.
•
If we experience material weaknesses or deficiencies in the future or otherwise fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
•
Our failure to meet Nasdaq Global Select Market’s, or Nasdaq, continued listing requirements could result in a delisting of our common stock

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

Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by such forward-looking terminology as “aims,” “anticipates,” “believes,” “continue,” “could,” “designed to,” “estimates,” “expects,” “forecasts,” “goal” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “strives,” “should,” “will,” and similar expressions or the negative of these terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
substantial uncertainties regarding our exploration of strategic alternatives to maximize stockholder value, including whether we are able to identify and implement any potential strategic alternatives, in a timely manner or at all, whether we realize all or any of the anticipated benefits of any such transaction and whether any such transactions would generate value for stockholders;
•
the impact of the COVID-19 pandemic or any other public health crisis on our clinical trial programs, should we resume development of our product candidates, clinical supply and business generally;
•
should we resume development of our product candidates, the timing, progress and results of preclinical studies and clinical trials for our programs and product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
•
should we resume development of our product candidates, the existence or absence of side effects or other properties relating to our product candidates which could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;
•
the durability of effects from our product candidates, should we resume development of our product candidates;
•
the timing, scope or likelihood of regulatory filings and approvals, should we resume development of our product candidates;
•
should we resume development of our product candidates, the anticipated regulatory pathway for our product candidates and planned interactions with regulatory agencies;
•
should we resume development of our product candidates, our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•
should we resume development of our product candidates, our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•
the implementation of our business model and our strategic plans for our business, product candidates, should we resume development of our product candidates, technology and plato platform;
•
should we resume development of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy;
•
should we resume development of our product candidates, the pricing and reimbursement of our product candidates, if approved;
•
should we resume development of our product candidates, the scalability and commercial viability of our manufacturing methods and processes, including our move to a closed, automated system;
•
should we resume development of our product candidates, the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•
our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•
our competitive position;
•
the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates, should we resume development of our product candidates, as well as any statements as to whether we do or do not infringe, misappropriate or otherwise violate any third-party intellectual property rights;

•
our financial performance;
•
our ability to retain the continued service of our key professionals and, should we resume development of our product candidates, to identify, hire and retain additional qualified professionals;
•
should we resume development of our product candidates. developments and projections relating to our competitors and our industry, including other lentiviral or HSC gene therapy companies;
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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks

All brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report to the “Company,” “we,” “us,” and “our” refer to AVROBIO, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$124,689	$92,563
Restricted cash	283	283
Prepaid expenses and other current assets	3,871	7,112
Total current assets	128,843	99,958
Operating lease assets	2,267	1,057
Property and equipment, net	2,285	2,894
Restricted cash, net of current portion	400	—
Other assets	40	40
Total assets	$133,835	$103,949
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,071	$384
Accrued expenses and other current liabilities	8,343	11,732
Operating lease liabilities	2,250	999
Total current liabilities	11,664	13,115
Note payable, net of discount	—	15,276
Operating lease liabilities, net of current portion	134	188
Total liabilities	11,798	28,579
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized; 44,308 and 43,916 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	568,946	564,798
Accumulated deficit	(446,913)	(489,432)
Total stockholders’ equity	122,037	75,370
Total liabilities and stockholders’ equity	$133,835	$103,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$11,148	$18,877	$28,481	$38,130
General and administrative	4,581	8,897	12,468	19,062
Total operating expenses	15,729	27,774	40,949	57,192
Gain on asset sale	83,736	—	83,736	—
Income (loss) from operations	68,007	(27,774)	42,787	(57,192)
Other (expense) income:
Interest expense, net	(495)	(285)	(247)	(655)
Other (expense) income, net	(36)	5	(21)	(40)
Total other expense, net	(531)	(280)	(268)	(695)
Net income (loss) and comprehensive income (loss) attributable to common stockholders—basic and diluted	$67,476	$(28,054)	$42,519	$(57,887)
Earnings per share:
Net income (loss) per share applicable to common stockholders—basic	$1.53	$(0.64)	$0.96	$(1.32)
Net income (loss) per share applicable to common stockholders—diluted	$1.52	$(0.64)	$0.96	$(1.32)
Shares used in computing earnings per share:
Weighted-average common shares outstanding—basic	44,134	43,696	44,086	43,696
Weighted-average common shares outstanding—diluted	44,281	43,696	44,271	43,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2022	43,696	$4	$556,534	$(413,375)	$143,163
Stock-based compensation expense	—	—	3,234	—	3,234
Net loss	—	—	—	(28,054)	(28,054)
Balance as of June 30, 2022	43,696	$4	$559,768	$(441,429)	$118,343

	Six Months Ended June 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	43,652	$4	$553,014	$(383,542)	$169,476
Stock-based compensation expense	—	—	6,611	—	6,611
Issuance of common stock under the 2018 employee stock purchase plan	44	—	143	—	143
Net loss	—	—	—	(57,887)	(57,887)
Balance as of June 30, 2022	43,696	$4	$559,768	$(441,429)	$118,343

	Three Months Ended June 30, 2023
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2023	44,088	$4	$567,383	$(514,389)	$52,998
Vesting of restricted stock units	149	—	—	—	—
Exercise of stock options	71	—	29	—	29
Stock-based compensation expense	—	—	1,534	—	1,534
Net income	—	—	—	67,476	67,476
Balance as of June 30, 2023	44,308	$4	$568,946	$(446,913)	$122,037

	Six Months Ended June 30, 2023
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	43,916	$4	$564,798	$(489,432)	$75,370
Vesting of restricted stock units	254	—	—	—	—
Exercise of stock options	117	—	71	—	71
Issuance of common stock under the 2018 employee stock purchase plan	21	—	13	—	13
Stock-based compensation expense	—	—	4,064	—	4,064
Net income	—	—	—	42,519	42,519
Balance as of June 30, 2023	44,308	$4	$568,946	$(446,913)	$122,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$42,519	$(57,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on asset sale	(83,736)	—
Stock-based compensation expense	4,064	6,611
Depreciation and amortization expense	617	753
Non-cash interest expense	1,074	159
Loss on disposal of property and equipment	—	9
Deferred rent expense	—	(97)
Non-cash lease expense	1,182	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,241	(94)
Other assets	—	21
Accounts payable	687	(3,458)
Current and non-current operating lease liabilities	(1,195)	—
Accrued expenses and other current liabilities	(3,389)	(3,137)
Net cash used in operating activities	(34,936)	(57,120)
Cash flows from investing activities:
Proceeds from asset sale, net	83,736	—
Purchases of property and equipment	(8)	(181)
Net cash provided by (used in) investing activities	83,728	(181)
Cash flows from financing activities:
Repayment of note payable, including end of term charge	(16,350)	—
Proceeds from exercise of stock options	71	—
Proceeds from issuance of ESPP shares	13	143
Net cash (used in) provided by financing activities	(16,266)	143
Net increase (decrease) in cash, cash equivalents and restricted cash	32,526	(57,158)
Cash, cash equivalents and restricted cash at beginning of period	92,846	190,059
Cash, cash equivalents and restricted cash at end of period	$125,372	$132,901
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$73
Interest paid	831	628
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$124,689	$132,409
Restricted cash	683	492
Cash, cash equivalents and restricted cash, end of period	$125,372	$132,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of the Business

AVROBIO, Inc. (the “Company” or “AVROBIO”) is a clinical-stage gene therapy company which has been focused on developing potentially curative ex vivo lentiviral gene therapies to treat rare diseases following a single dose treatment regimen.

On July 12, 2023, following a comprehensive review of the Company’s business by its Board of Directors (the “Board”), the Company announced its intention to halt development of its programs and explore strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture. See Note 13 for further discussion.

The Company is subject to risks and uncertainties including, should it resume development of its product candidates, risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Should the Company resume development of its product candidates, significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization, would be required. These efforts would require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, should the Company resume development of its product candidates, it is uncertain when, if ever, the Company would realize revenue from product sales.

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

The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. Since inception, the Company has had recurring losses and has funded its operations through sales of preferred stock and common stock, a term loan facility and the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. As of June 30, 2023, the Company had an accumulated deficit of $446,913. The Company expects that its cash and cash equivalents of $124,689 as of June 30, 2023 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

On May 19, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Novartis Pharma AG and Novartis Pharmaceuticals Corporation (collectively, “Novartis”), providing for the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. The aggregate consideration to the Company consisted of a cash payment of $87,500 upon closing of the transaction. The Company completed the Asset Sale (defined below) on June 9, 2023 and recognized $83,736 as a gain on asset sale, net of $3,764 transaction costs, in the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2023. See Note 3 for further discussion.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, and the results of its operations for the three and six months ended June 30, 2023 and 2022, its statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and its statement of cash flows for the six months ended June 30, 2023 and 2022.

The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2023, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Stock-based Compensation

For stock-based awards issued to employees and members of the Company’s Board for their services on the Board, the Company measures the estimated fair value of the stock-based award on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company has not issued any stock-based awards with performance- or market-based vesting conditions. The Company accounts for forfeitures as they occur.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s cash compensation costs are classified.

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

3. License and Purchase Agreements

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

For the three months ended June 30, 2023, the Company did not incur costs related to the CRFA. For the three months ended June 30, 2022, the Company incurred $417 related to the CRFA. For the six months ended June 30, 2023 and 2022, the Company incurred $1,610 and $1,380 related to the CRFA, respectively.

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

For the three months ended June 30, 2023 and 2022, the Company did not incur any research and development expense related to this agreement with UHN for reimbursable funded study trial costs. For the six months ended June 30, 2023 and 2022, the Company recorded research and development expense related to this agreement with UHN of $34 and $24, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three and six months ended June 30, 2023 and 2022.

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

For the three months ended June 30, 2023 the Company did not incur any costs related to this agreement with UHN. For the three months ended June 30, 2022, the Company recorded research and development expense related to this agreement with UHN of $39. For the six months ended June 30, 2023 and 2022, the Company recorded research and development expense related to this agreement with UHN of $37 and $39, respectively. No milestone fees were incurred related to this agreement in the three and six months ended June 30, 2023 and 2022.

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

The Company has recognized no expenses related to the license for the three and six months ended June 30, 2023 and 2022.

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

Agreement with Papillon Therapeutics, Inc. (previously GenStem Therapeutics, Inc.)

On October 2, 2017, the Company entered into a license agreement with GenStem, pursuant to which GenStem granted the Company an exclusive worldwide license, subject to certain retained rights, under certain intellectual property rights owned or controlled by GenStem to develop, commercialize and sell products for use in the treatment of cystinosis. Under this agreement, the Company paid an upfront license fee of $1,000 and is required to make payments upon completion of certain milestones up to an aggregate of $16,000. The Company also agreed to pay GenStem a tiered mid to high single-digit royalty percentage on annual net sales of licensed products as well as a low double-digit percentage of sublicense income received from certain third-party licensees. The Company’s royalty obligation expires on a licensed product-by-licensed product and country-by-country basis on the eleventh anniversary of the first commercial sale of such licensed product in such country or the expiration of the last valid claim under the licensed patent rights covering such licensed product in such country, whichever is later. Unless terminated earlier, the agreement expires upon the expiration of the Company’s royalty obligation for all licensed products throughout the world. GenStem and the Company can terminate the agreement in the event of a material breach by the other party and failure to cure such breach within a certain period of time. The Company may terminate the agreement at will upon the specified prior written notice to GenStem. In October 2021, the Company received noticed that the license agreement with GenStem had been assigned to Papillon Therapeutics, Inc. (“Papillon”). On June 9, 2023, in connection with the close of the Asset Purchase Agreement, discussed and defined above, the Company transferred this agreement to Novartis.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The Company has recognized no expenses related to this agreement for the three and six months ended June 30, 2023 and 2022.

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

The Company has recognized no expenses related to this agreement for the three and six months ended June 30, 2023 and 2022.

Sale of Cystinosis Program

On May 19, 2023, the Company entered into the Asset Purchase Agreement with Novartis, providing for the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. In addition, pursuant to the Asset Purchase Agreement, the Company has granted an exclusive license to Novartis to use certain intellectual property of the Company, which consists of certain proprietary elements of the Company’s plato® gene therapy platform technology specifically within the field of cystinosis. The foregoing transactions contemplated by the Asset Purchase Agreement are referred to as the “Asset Sale.” The Company has also agreed not to assert claims against Novartis for violations of certain other Company intellectual property rights in connection with Novartis’s exercise of the exclusive license granted to it under the Asset Purchase Agreement, and for violations of the licensed intellectual property, except in connection with activities by Novartis in the fields of Gaucher disease, Pompe disease, Hunter syndrome and Fabry disease, or indemnification claims under the Asset Purchase Agreement. The aggregate consideration to the Company consisted of a cash payment of $87,500 upon closing of the transaction.

The Asset Purchase Agreement contains certain customary representations, warranties and covenants. The Asset Purchase Agreement also contains customary indemnification provisions pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of certain representations, warranties and covenants in connection with the Asset Sale, subject to specified caps and limitations. The Company has also agreed to a covenant that would prohibit the Company from engaging in specified activities that would compete with the cystinosis business, for a period of 5 years, subject to certain limitations and exceptions. The Company completed the Asset Sale on June 9, 2023. For the three and six months ended June 30, 2023 the Company recognized $83,736 as a gain on asset sale, net of $3,764 transaction costs, related to legal, accounting, and financial advisory services and transferred prepaid assets.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$123,363	$—	$—	$123,363
	$123,363	$—	$—	$123,363

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

During the six months ended June 30, 2023, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid research and development expenses	$2,725	$4,509
Tax incentive refund	270	269
Prepaid insurance	32	999
Prepaid compensation benefits	52	327
Other current assets	792	1,008
Prepaid expenses and other current assets	$3,871	$7,112

Property and equipment, net

Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Laboratory and office equipment	$5,973	$5,967
Leasehold improvements	629	629
Computer equipment	104	102
	6,706	6,698
Less: Accumulated depreciation and amortization	(4,421)	(3,804)
Property and equipment, net	$2,285	$2,894

Depreciation and amortization expense was $289 and $354, respectively, for the three months ended June 30, 2023 and 2022. Depreciation and amortization expense was $617 and $753, respectively, for the six months ended June 30, 2023 and 2022.

Restricted cash

As of June 30, 2023 and December 31, 2022, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

	June 30, 2023	December 31, 2022
Restricted cash	$283	$283
Restricted cash, net of current portion	400	—

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Research and development expenses	$4,271	$6,122
Compensation and benefit costs	3,693	4,175
Consulting and professional fees	375	1,224
Other liabilities	4	211
Accrued expenses and other current liabilities	$8,343	$11,732

6. Leases

On August 31, 2018, the Company entered into a sublease agreement for lab space located in Cambridge Massachusetts, United States, which was set to expire in October 2020. On June 9, 2020, the Company amended the terms of the sublease, which was set to expire in April 2022. Effective January 1, 2022, the Company amended the terms of the sublease, to extend the term through April 2023. In July 2022, the company moved its corporate headquarters to its subleased space in this location. Effective January 24, 2023, the Company amended the terms of the sublease, which is now set to expire in April 2024. The annual lease payments are subject to a 5% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in restricted cash as of June 30, 2023 and December 31, 2022.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025. The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 3 through 5. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD$27, which was recorded in other long-term assets as of June 30, 2023 and December 31, 2022. In October 2022, the Company entered into a sublease agreement to sublease this space. The term of the sublease agreement commenced on October 1, 2022 and expires on June 29, 2025.

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive income (loss):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Operating lease costs	$682	$1,353
Sublease income	(23)	(46)
Total lease costs	$659	$1,307

During the three months ended June 30, 2023 and 2022, the Company made cash payments for operating leases of $694 and $831, respectively. During the six months ended June 30, 2023 and 2022, the Company made cash payments for operating leases of $1,381 and $1,661, respectively.

As of June 30, 2023, future minimum payments of operating lease liabilities are as follows (in thousands):

June 30, 2023
2023	$1,414
2024	1,037
2025	70
2026	—
2027	—
Thereafter	—
Total lease payments	$2,521
Less: interest	(155)
Plus: FX gain/loss	18
Present value of lease liabilities	$2,384

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

As of June 30, 2023, the weighted average remaining lease term was 1.0 year and the weighted average incremental borrowing rate used to determine the operating lease liability was 15.59%. As of June 30, 2022, the weighted average remaining lease term was 1.1 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.50%.

7. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2023 and 2022 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2023 and December 31, 2022, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

8. Note Payable

On November 2, 2021 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) was available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $15,000 was advanced to the Company on the Closing Date. Subject to the terms and conditions of the Loan Agreement, the first tranche allowed the Company to borrow an additional $15,000 through October 31, 2023. Upon satisfaction of certain milestones, the second and third tranches were available under the Term Loan Facility which allowed the Company to borrow an additional amount up to $10,000 in each tranche through October 31, 2023. Additionally, the Company could seek to borrow up to an additional $15,000 at the sole discretion of the lender through the term of the Loan Agreement. The Loan Agreement provided for an October 1, 2026 maturity date (the “Maturity Date”). The Company was required to pay an end of term fee (“End of Term Charge”) equal to 9.00% of the aggregate principal amount of the Term Loan advances upon repayment.

Advances under the Term Loan Facility bore interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.85%, and (ii) 8.10%. The Company was obligated to make interest only payments through November 1, 2024. Following the interest only period, the Company was to repay the principal balance and interest of the advances in equal monthly installments through October 1, 2026.

The Company could prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge (the “Prepayment Premium”) equal to: (a) 1.50% of amounts so prepaid, if such prepayment occurred during the first year following the Closing Date; (b) 1.00% of the amount so prepaid, if such prepayment occurred during the second year following the Closing Date, and (c) 0.00% of the amount so prepaid, if such prepayment occurred after the second year following the Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company was required to pay (in addition to any Prepayment Premium) an end of term charge of 9.0% of the aggregate funded amount under the Term Loan Facility.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The Term Loan Facility was secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company agreed to not pledge or secure its intellectual property to others.

The End of Term Charge is recorded as a debt discount with an initial carrying balance of $1,350. During the year ended December 31, 2021 the Company recognized $103 of debt issuance costs related to legal expenses that has been included in the debt discount balance. The debt discount costs are being accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Loan Agreement was approximately 16.29%.

On June 9, 2023, upon the closing of the Asset Sale, all outstanding amounts due and owed, including principal, interest, and other charges, under the Term Loan Facility, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust and the other parties thereto, were repaid in full and the Term Loan Facility was terminated. Upon repayment, the obligations of the Company under the Term Loan Facility were satisfied in full, the Term Loan Facility and all related loan documents were terminated and all liens and security interests granted thereunder were released and terminated (excluding certain indemnification obligations that expressly survive termination of the Term Loan Facility).

During the three months ended June 30, 2023 and 2022, the Company recognized $1,367 and $333 of interest expense related to the Loan Agreement which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive income (loss), respectively. Of the $1,367 recognized during the three months ended June 30, 2023, $939 is related to the loss on the extinguishment of debt due to the write off of the debt discount balance. During the six months ended June 30, 2023 and 2022, the Company recognized $1,917 and $638 of interest expense related to the Loan Agreement which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive income (loss), respectively. Of the $1,917 recognized during the six months ended June 30, 2023, $939 is related to the loss on the extinguishment of debt due to the write off of the debt discount balance.

9. Stockholders’ Equity

Common Stock

As of June 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of June 30, 2023 and December 31, 2022, no undesignated preferred stock was outstanding.

As of June 30, 2023, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of June 30, 2023 and December 31, 2022, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options	7,569,190	9,423,271
Shares reserved for vesting of restricted stock units	1,673,025	940,392
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	5,519,799	5,005,295
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,445,752	1,467,026
Shares reserved for issuance under the 2019 Inducement Plan	947,554	786,656
Shares reserved for issuance under the 2020 Inducement Plan	1,700,000	1,637,000
Total shares of authorized common stock reserved for future issuance	18,855,320	19,259,640

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

10. Stock-based Compensation

Stock Option Valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees and members of the Board were as follows, presented on a weighted-average basis:

	Six Months Ended June 30,
	2023	2022
Expected option life (years)	6.00	5.96
Risk-free interest rate	3.82%	1.80%
Expected volatility	83.36%	80.22%
Expected dividend yield	—%	—%

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	9,423,271	$7.26	8.14	$22
Granted	123,501	$1.09
Exercised	(116,586)	$0.61
Cancelled or forfeited	(1,860,996)	$5.66
Outstanding as of June 30, 2023	7,569,190	$7.65	5.44	$233
Exercisable as of June 30, 2023	4,180,445	$10.79	4.29	$7

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 was $39. No options were exercised during the six months ended June 30, 2022.

The weighted-average grant-date fair value of the Company’s stock options granted during the six months ended June 30, 2023 and 2022 was $0.79 and $1.23, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2022	940,392	$3.62
Granted	1,478,117	$1.69
Vested	(253,460)	$5.47
Forfeited, cancelled or expired	(492,024)	$1.71
Issued and unvested as of June 30, 2023	1,673,025	$2.19

The total fair value of restricted stock units vested during the six months ended June 30, 2023 and 2022 was $1,386 and $4, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$669	$783	$1,291	$1,721
General and administrative	865	2,451	2,773	4,890
Total stock-based compensation expense	$1,534	$3,234	$4,064	$6,611

As of June 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $11,488, which is expected to be recognized over a weighted-average period of 2.21 years.

11. Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$67,476	$(28,054)	$42,519	$(57,887)
Denominator:
Weighted-average common shares outstanding—basic	44,134,436	43,696,564	44,085,977	43,695,769
Weighted-average common shares outstanding—diluted	44,280,606	43,696,564	44,271,016	43,695,769
Net income (loss) per share applicable to common stockholders—basic	$1.53	$(0.64)	$0.96	$(1.32)
Net income (loss) per share applicable to common stockholders—diluted	$1.52	$(0.64)	$0.96	$(1.32)

The Company excluded the following potential common shares from the computation of diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	8,114,210	8,913,316	8,606,761	8,913,316
Restricted stock units	1,711,124	893,259	1,570,009	893,259

12. Related Party Transactions

UHN

For the three months ended June 30, 2023, the Company did not recognize expenses for research and development expense related to the license agreements with UHN. For the three months ended June 30, 2022, the Company recognized $39 of research and development expense related to the license agreements with UHN. For the six months ended June 30, 2023 and 2022, the Company recognized $71 and $63, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

For the three months ended June 30, 2023 and 2022, the Company recorded expenses of $102 and $792, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s Board. For the six months ended June 30, 2023 and 2022, the Company recorded expenses of $754 and $1,586, respectively, related to a sublease to rent lab space, provided by an entity affiliated with a member of the Company’s Board.

13. Subsequent Events

On July 12, 2023, the Company announced its intention to explore strategic alternatives. In connection therewith, following a comprehensive review of the Company’s business, on July 6, 2023, the Company’s Board approved a plan to halt further development of its programs and to conduct a comprehensive exploration of strategic alternatives focused on maximizing stockholder value. The decision was not related to any safety or medical issues or negative regulatory feedback related to the Company’s programs. The Board also approved a reduction in the Company’s workforce by approximately 50% across different areas and functions in the Company (the “Workforce Reduction”). The Workforce Reduction was substantially completed by the end of July 2023. The Company informed affected employees in the Workforce Reduction on July 12, 2023. The Company’s remaining employees are expected to primarily focus on activities relating to halting further development of the Company’s programs, the pursuit of strategic alternatives, and the provision of services under the previously disclosed Separation Services Agreement between the Company and Novartis in connection with the sale to Novartis of the Company’s cystinosis gene therapy program. Affected employees in the Workforce Reduction will be offered separation benefits, including severance payments. The Company estimates that the severance and termination-related costs will total approximately $2.8 million in the aggregate and expects to primarily record these charges in the third quarter of 2023. The Company expects that payments of these costs will substantially be made through the end of the third quarter of 2023.

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

Overview

We are a clinical-stage gene therapy company with a purpose to free people from a lifetime of genetic disease. Our company has been focused on developing potentially curative HSC gene therapies to treat patients with rare diseases following a single dose treatment regimen. Our gene therapies employ HSCs that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our initial focus has been on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs.

Our pipeline is comprised of three HSC gene therapy programs: AVR-RD-02 for the treatment of Gaucher disease type 1 and type 3; AVR-RD-05 for the treatment of neuronopathic mucopolysaccharidosis type II, or MPS-II or Hunter syndrome; and AVR-RD-03 for the treatment of Pompe disease.

On July 12, 2023, following a comprehensive review of the Company’s business by its board of directors, the Company announced its intention to halt development of its programs and explore strategic alternatives focused on maximizing stockholder value, which may include, but is not limited to, an acquisition, a merger, business combination or divestiture.

AVR-RD-02 has been studied for the treatment of Gaucher disease type 1 in a Company-sponsored Phase 1/2 clinical trial, which we refer to as the Guard1 clinical trial. As of August 1, 2023, five patients have been dosed in the Guard1 clinical trial.

AVR-RD-05 is being studied for the treatment of Hunter syndrome by our collaborators at The University of Manchester, and in April 2023 the Phase 1/2 collaborator-sponsored clinical trial was initiated.

AVR-RD-03 is our preclinical program for Pompe disease.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through June 30, 2023, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our “at-the-market,” or ATM, facility; and gross proceeds, before deducting transaction costs, of $87.5 million from the sale of the Company’s cystinosis gene therapy program.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net income (losses) were $42.5 million and $(57.9) million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $446.9 million. Should we resume development of our product candidates, we would expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from preclinical development and clinical trials and seek regulatory approval of our product candidates. Should we resume development of our product candidates, we would expect to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

Should we resume development of our product candidates, we would need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our ATM facility. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements; research and development incentive payments from the Australian government; and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

As of June 30, 2023, we had cash and cash equivalents of $124.7 million. We believe that our existing cash and cash equivalents as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fabry	$149	$1,779	$1,405	$3,895
Gaucher	2,295	1,623	7,414	2,913
Cystinosis	16	2,417	472	3,709
Hunter	64	444	1,718	1,943
Pompe	(27)	997	(3)	598
Other research activities	132	32	177	25
Unallocated research and development expenses	8,519	11,585	17,298	25,047
Total research and development expenses	$11,148	$18,877	$28,481	$38,130

Research and development activities will be central to our business model, should we resume development of our product candidates. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, should we resume development of our product candidates, we expect that our research and development expenses will increase substantially over the next several years, particularly as we increase personnel costs, including stock-based compensation, contractor costs and facilities costs, as we continue to advance the development of our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates. See “Risk Factors—Risks related to our business, financial position and need for additional capital—We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.”

The successful development and commercialization of our product candidates is highly uncertain. At this time, should we resume development of our product candidates, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

Should we resume development of our product candidates, we may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the U.S. Food and Drug Administration, or FDA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials for any reason, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting and audit services.

We anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company and our exploration of potential strategic alternatives. We anticipate the additional costs for these services will substantially increase our general and administrative expenses. Additionally, should we resume development of our product candidates, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of interest income earned on our cash and cash equivalents and changes in foreign currency, and interest expense related to our Term Loan Agreement.

Consolidated Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$11,148	$18,877	$(7,729)
General and administrative	4,581	8,897	(4,316)
Total operating expenses	15,729	27,774	(12,045)
Gain on asset sale	83,736	—	83,736
Income (loss) from operations	68,007	(27,774)	95,781
Other (expense) income :
Interest expense, net	(495)	(285)	(210)
Other (expense) income	(36)	5	(41)
Total other expense, net	(531)	(280)	(251)
Net income (loss)	$67,476	$(28,054)	$95,530

Research and Development Expenses

Research and development expenses decreased by approximately $7.7 million to $11.1 million for the three months ended June 30, 2023, from $18.9 million for the three months ended June 30, 2022. This decrease was driven by a $2.9 million decrease in development costs, a $2.5 million decrease in manufacturing cost, and a $2.3 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended June 30, 2023, compared to $8.9 million for the three months ended June 30, 2022. This decrease of $4.3 million was driven by to a $3.4 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation, a $0.7 million decrease in professional fees, and by a $0.2 million decrease in legal expenses.

Gain on Asset Sale

For the three months ended June 30, 2023 we recognized $83.7 million as a gain on asset sale, net of $3.8 million transaction costs, related to legal, accounting, and financial advisory services and transferred prepaid assets. We completed the Asset Sale on June 9, 2023.

Other (Expense) Income, Net

Other (expense) income, net, was $(0.5) million for the three months ended June 30, 2023, compared to $(0.3) million for the three months ended June 30, 2022. This change is primarily related to an increase in expense related to the payoff of the Term Loan Agreement, which was paid off in the second quarter of 2023, which was partially offset by interest income.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$28,481	$38,130	$(9,649)
General and administrative	12,468	19,062	(6,594)
Total operating expenses	40,949	57,192	(16,243)
Gain on asset sale	83,736	—	83,736
Income (loss) from operations	42,787	(57,192)	99,979
Other income (expense):
Interest expense, net	(247)	(655)	408
Other expense	(21)	(40)	19
Total other expense, net	(268)	(695)	427
Net income (loss)	$42,519	$(57,887)	$100,406

Research and Development Expenses

Research and development expenses decreased by approximately $9.6 million to $28.5 million for the six months ended June 30, 2023, from $38.1 million for the six months ended June 30, 2022. This decrease was driven by a $5.5 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation, a $2.0 million decrease in manufacturing costs, a $1.4 million decrease in preclinical costs, and a $0.7 million decrease in development costs.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the six months ended June 30, 2023, compared to $19.1 million for the six months ended June 30, 2022. This decrease of $6.6 million was attributable to a $5.9 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation, a $1.1 million decrease in professional fees, and a $0.5 million decrease in information technology related costs, which was partially offset by a $0.9 million increase in legal expenses.

Gain on Asset Sale

For the six months ended June 30, 2023 we recognized $83.7 million as a gain on asset sale, net of $3.8 million transaction costs, related to legal, accounting, and financial advisory services and transferred prepaid assets. We completed the asset sale on June 9, 2023.

Other Expense, Net

Other expense, net, was $(0.3) million for the six months ended June 30, 2023, compared to $(0.7) million for the six months ended June 30, 2022. The change is primarily due to an increase in interest income which was partially offset by expense related to the Term Loan Agreement, which was paid off in the second quarter of 2023.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our ATM facility. Through June 30, 2023, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our ATM facility; $15.0 million drawn in term loans under our Term Loan Agreement; and gross proceeds, before deducting transaction costs, of $87.5 million from the sale of the Company’s cystinosis gene therapy program.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of June 30, 2023, approximately $26.5 million of common stock remained available for future issuance under the ATM facility.

On November 2, 2021, or the Closing Date, we entered into the Term Loan Agreement. The Term Loan Agreement provided for (i) on the Closing Date, $30.0 million aggregate principal amount of term loans available through October 31, 2023; (ii) an additional $20.0 million in term loan facilities available through October 31, 2023 upon the achievement of certain regulatory or clinical milestones prior to the time of draw, or the Milestone Funding; and (iii) an additional discretionary $15.0 million term loan facility available upon our request and approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $15.0 million in term loans on the Closing Date. On June 9, 2023, upon the closing of the Asset Sale, all outstanding amounts due and owed, including principal, interest, and other charges, under the Term Loan Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust and the other parties thereto, were repaid in full and the Term Loan Facility was terminated. Upon repayment, the obligations of the Company under the Term Loan Facility were satisfied in full, the Term Loan Facility and all related loan documents were terminated and all liens and security interests granted thereunder were released and terminated (excluding certain indemnification obligations that expressly survive termination of the Term Loan Facility).

As of June 30, 2023, we had cash and cash equivalents of $124.7 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. We believe that our existing cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2024.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(34,936)	$(57,120)
Net cash provided by (used in) investing activities	83,728	(181)
Net cash (used in) provided by financing activities	(16,266)	143
Net increase (decrease) in cash and cash equivalents	$32,526	$(57,158)

Operating Activities

During the six months ended June 30, 2023, operating activities used $34.9 million of cash, cash equivalents and restricted cash, resulting from our net income of $42.5 million offset by cash used by changes in our operating assets and liabilities of $0.7 million and non-cash charges of $76.8 million. The net change in our operating assets and liabilities was primarily due to a $3.4 million decrease in accrued expenses and other current liabilities and a $1.2 million decrease in current and non-current operating lease liabilities, partially offset by a $3.2 million decrease in prepaids and other current assets. The non-cash charges included $83.7 million of gain on asset sale, offset by $4.1 million of stock-based compensation expense, $1.1 million in non-cash interest expense, $1.2 million in non-cash lease expense, and $0.6 million in depreciation and amortization expense.

During the six months ended June 30, 2022, operating activities used $57.1 million of cash, cash equivalents and restricted cash, resulting from our net loss of $57.9 million and cash used by changes in our operating assets and liabilities of $6.7 million which was partially offset by non-cash charges of $7.4 million. The net changes in our operating assets and liabilities was primarily due to a decrease in accounts payable of $3.5 million, a decrease in accrued expenses and other liabilities of $3.1 million, and an increase in prepaids and other current assets of $0.1 million. The non-cash charges primarily included $6.6 million of stock-based compensation expense and $0.8 million of depreciation and amortization expense.

Investing Activities

Net cash provided by investing activities was $83.7 million for the six months ended June 30, 2023 compared to cash used by investing activities of $0.2 million for the six months ended June 30, 2022. The increase in cash provided by investing activities is related to the net proceeds received for the sale of the cystinosis program in the second quarter of 2023 for $83.7 million.

Financing Activities

Net cash used by financing activities was $16.3 million for the six months ended June 30, 2023 compared to cash provided by financing activities of $0.1 million for the six months ended June 30, 2022. The change is related to the repayment of the Term Loan Agreement in the second quarter of 2023.

Funding Requirements

Should we resume development of our product candidates, we expect our expenses would increase substantially, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses would also increase, should we resume development of our product candidates, as we:

•
resume development of our product candidates;
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

We believe that our $124.7 million of existing cash and cash equivalents as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements at least into the fourth quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of June 30, 2023, we had cash and cash equivalents of $124.7 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During each of the six months ended June 30, 2023 and 2022, we recognized foreign currency transaction losses of $65 thousand and $40 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2023, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risks related to our strategic review process

We may not be successful in identifying and implementing any potential strategic opportunities, and any strategic transactions that we may consummate in the future could have negative consequences.

In July 2023, we announced that we are undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms or at all. For example, certain types of strategic transactions may require third party consents, such as stockholder approval, which could be difficult or costly to obtain. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

The process of continuing to evaluate our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. We may also incur additional unanticipated expenses in connection with this process. Any such expenses will decrease the remaining cash available for use in our business. Our ability to pursue or consummate strategic transactions also depends upon our ability to retain certain of our employees, the loss of whose services may adversely impact the ability to identify, negotiate and consummate such transaction. If we are unable to successfully retain certain of our key remaining personnel, we are at risk of a disruption to our exploration and consummation of one or more strategic transactions.

In addition, potential counterparties in a strategic transaction involving the Company may place minimal or no value on our assets and our public listing. Further, should we resume the development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving the Company may choose not to spend additional resources to resume or continue development of our product candidates and may attribute little or no value, in such a transaction, to our product candidates.

In addition, any strategic transactions that we may pursue could have a variety of negative consequences, and we may enter into a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, including, but not limited to, an acquisition, merger, a business combination or divestiture, we may fail to realize all or any of the anticipated benefits of any such transaction, such benefits may take longer to realize than expected, we may encounter integration difficulties or we may be exposed to other operational and financial risks.

The market capitalization of our company is below the value of our cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including the programs in our pipeline for which we halted further development in July 2023. Further, the development and any potential commercialization of our product candidates, should we determine to resume development, will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval, as the case may be. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources to resume and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates. To the extent that the development of any of our product candidates is resumed following a strategic transaction, including by a potential counterparty, third-party licensee or other collaborator, such development will be subject to the risks related to product development discussed elsewhere in these Risk Factors.

Our ability to realize the anticipated benefits of any potential strategic transaction will depend on a number of factors, including our ability to integrate with any future business partner, our ability to obtain value for portions of our business, if divested, and our ability to generate future stockholder value. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition. The negotiation and consummation of any potential strategic transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including, but not limited to, increased near-term and long-term expenditures, exposure to unknown liabilities, higher than expected acquisition or integration costs, incurrence of substantial debt or dilutive issuances of equity securities to fund future operations, including financings in connection with a strategic transaction, write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges, increased amortization expenses, difficulty and cost in combining the operations and personnel of any acquired or acquiring business with our operations and personnel, impairment of relationships with key suppliers or customers of any acquired or acquiring business due to changes in management and ownership, inability to retain key employees of the Company or any acquired or acquiring business and possibility of future litigation. Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy its existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.

We are currently subject to certain contractual and regulatory obligations and commitments. In connection with our comprehensive exploration of strategic alternatives, we may seek to negotiate with third parties in order to reduce or eliminate such obligations and commitments. Our ability to successfully negotiate such obligations or commitments on favorable terms, or at all, or our ability to satisfy any such obligations may impact our ability to pursue a strategic transaction on terms favorable to us, the resulting value to stockholders in a strategic transaction or the cash available for distribution to our stockholders in the event of our dissolution. We may also incur substantial costs in connection with or as a result of such negotiations or termination of any of our commitments. There can be no assurance that we will be successful in negotiating to reduce or eliminate any of our existing contractual or regulatory obligations and commitments, or that we will be able to satisfy any such obligations on a timetable that will allow us to maximize potential value to our stockholders.

We may become involved in litigation, including securities class action litigation, that could divert our management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks related to our business, financial position and need for additional capital

We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred annual net losses. We incurred net losses of $105.9 million and $119.1 million for the years ended December 31, 2022 and 2021, respectively, and net income of $42.5 million for the six months ended June 30, 2023. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our “at-the-market” facility. In addition, on November 2, 2021 we entered into the Loan and Security Agreement, or the Term Loan Agreement, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank or its successor, Silicon Valley Bank, a division of First-Citizens Bank & Trust company, which we refer to as SVB. In May 2023, we announced that we had entered into an Asset Purchase Agreement with Novartis Pharma AG and Novartis Pharmaceuticals Corporation, or collectively Novartis, providing for the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program for an aggregate cash payment of $87.5 million upon closing of the transaction. In June 2023, we announced the closing of this transaction, as well as the pay-off of all outstanding amounts due and owed, including principal, interest and other charges, under the Term Loan Agreement and the termination thereof.

We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. In July 2023, we announced the decision to halt further development of the Company’s programs and to conduct a comprehensive exploration of strategic alternatives, and as such, we expect our research and development expenses to decrease in the near future. Should we resume development of our product candidates, we expect research and development costs to increase significantly for the foreseeable future. Should we resume development of our product candidates, we expect that it will be several years, if ever, before we have commercialized any product candidates. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially should we resume development of our product candidates and if, and as, we:

•
resume our development of our product candidates, including continuing enrollment in our ongoing clinical trials, particularly if and as we commence and continue clinical-stage activities for our product candidates;
•
initiate additional clinical trials and preclinical studies for our product candidates, if any;
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

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives. Should we resume development of our product candidates, to become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential and acceptance. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to resume, initiate, conduct and complete preclinical and clinical trials of our product candidates, and manufacture, market and sell these or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. Should we resume development of our product candidates, we may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our Company also could cause you to lose all or part of your investment.

Our audited financial statements for the year ended December 31, 2022 and the accompanying report of our independent registered public accounting firm included a discussion of the circumstances giving rise to substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern, the Company’s inability to raise adequate capital as and when needed and the Company’s ability to identify and successfully consummate any strategic alternative may create negative reactions to the price of our common stock and could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available at levels sufficient to fund our operations or on terms acceptable to us, or at all. In July 2023, we announced that we are undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value, which may include, but is not limited to, an acquisition, a merger, business combination or divestiture. Certain types of strategic alternatives, such as a reverse merger, may require the continuing business to raise capital in connection with such transaction, which financing may not be completed in a timely manner, on favorable terms or at all. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. Further, if we do not obtain additional funding and/or if a strategic transaction is not completed and are unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We have never generated revenue from product sales and do not expect to do so for the next several years, if ever.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Should we resume development of our product candidates, our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, success in:

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

Should we resume development of our product candidates, and one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other foreign regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate would be required. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

If we decide to resume development of our product candidates, we will need additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

As of June 30, 2023, we had cash and cash equivalents of $124.7 million. We believe that our existing cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into at least the fourth quarter of 2024. This forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

Should we resume development of our product candidates, particularly if we continue the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes, we expect our expenses to increase in connection with such activities. Following our sale of our cystinosis gene therapy program to Novartis in June 2023, we have a total of three gene therapy programs in our pipeline, only one of which has been in clinical development. In July 2023, we announced we are halting further development of our programs. Resumption of the development of these programs, if that were to occur, would require us to expend significant resources to advance these candidates. In addition, should we resume development of our product candidates, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Though we have halted further development of the Company’s programs to conduct a comprehensive exploration of strategic alternatives and have conducted reductions in force, we may incur significant costs in connection with a comprehensive review of strategic alternatives, and we have incurred, and may in the future incur, significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms and/or if a strategic transaction is not completed, we may have to liquidate our assets. Our future capital requirements will depend on many factors, including:

•
our exploration of strategic alternatives to maximize stockholder value, including whether we are able to identify and implementing any potential strategic alternatives, in a timely manner or at all, whether we realize all or any of the anticipated benefits of any such transaction and whether any such transactions would generate value for stockholders;
•
should we resume development of our product candidates, the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates, including the extent of any impacts from the COVID-19 pandemic on these activities;
•
should we resume development of our product candidates, the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of future activities, including, should we resume development of our product candidates, product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•
should we resume development of our product candidates, the costs associated with our manufacturing process development and evaluation of third-party manufacturers;
•
revenue, if any, should we resume development of our product candidates, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•
the amounts, if any, raised from potential financings and capital raising activities should we resume development of our product candidates;

•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
the costs of defending against and resolving adverse litigation, if any;
•
the terms of our current and any future license agreements and collaborations; and
•
the extent to which we acquire or in-license other product candidates, technologies and intellectual property

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and should we resume development of our product candidates, we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenues, if any, will be derived from or based on sales of products that may not be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Entry into an acquisition, merger, business combination, or other strategic transaction, or raising additional capital may cause dilution to our existing stockholders, restrict our operations or cause us to relinquish valuable rights.

In July 2023, we announced our intention to explore strategic alternatives, including a potential acquisition, merger, business combination, or other strategic transaction. The terms of any strategic transaction that we might enter into could result in the issuance of securities in the company, such as our common stock, which could result in significant dilution to our stockholders. Additionally, in connection with such strategic alternatives, we may seek to raise additional capital through a combination of public and private equity offerings or other financing arrangements. To the extent that we enter into a strategic transaction and/or raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any additional indebtedness we incur would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our strategic or financing plans or the terms of such strategic transaction or financings. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our product candidates, or grant licenses on terms unfavorable to us. Adequate additional financing may not be available to us on acceptable terms, or at all.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were founded in November 2015. Our operations to date have been limited to corporate organization, recruiting key personnel, business planning, raising capital, acquiring rights to our technology, identifying potential product candidates, undertaking preclinical studies and planning and supporting clinical trials of certain of our product candidates and establishing research and development and manufacturing capabilities. We have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture products on a commercial scale or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability, should we resume development of our programs, may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, followed by First Republic Bank on May 1, 2023. Uncertainty remains over liquidity concerns in the broader financial services industry, and if any of our contract organizations, vendors, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their own arrangements with such a financial institution, such party’s ability to perform their obligations could be adversely affected. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Risks related to the discovery and development of our product candidates

Business interruptions resulting from the coronavirus disease, or COVID-19, pandemic or similar public health crises have caused and may in the future cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic has continued to disrupt normal business operations both in and outside of affected areas and has had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and follow applicable government recommendations, and the majority of our employees have adopted a “hybrid” work schedule which generally limits the number of people in our office at any particular time. Notwithstanding these measures, the COVID-19 pandemic, including potential outbreaks of new variants, or any other public health crisis could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

In addition, clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which were adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While we substantially resumed data collection and dosing of new patients until halting our development programs in July 2023, our ability to continue clinical activities without further delay or interruption, should we resume development of our programs, will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Our HSC lentiviral-based gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and of subsequently obtaining regulatory approval, should we resume development of our product candidates.

We have concentrated our research and development efforts on our HSC gene therapy approach, and should we resume development of our product candidates our future success would depend on our successful development of viable gene therapy product candidates. There can be no assurance that we will not experience problems or delays in developing new product candidates, should we resume development of our product candidates, and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in our clinical trials is dependent upon global clinical trial sites which were adversely affected by the COVID-19 pandemic. In addition, we may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial, additional or alternative partners, which should we resume development of our product candidates may prevent us from completing clinical studies or commercializing our products on a timely or profitable basis, if at all. For example, as of July 12, 2023, the date on which we announced that we were halting all further development activities in our programs, we had only dosed 11 patients using our plato platform, including six patients in our FAB-GT clinical trial (for which we previously halted enrollment) and five patients in our Guard1 clinical trial. Our implementation of the LV2 lentiviral vector or of our cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, should we resume development of our product candidates, which may cause shortages or delays in the supply of our products available for clinical trials and future commercial sales, if any, or impair our research and development efforts, including those in any future clinical trials. In addition, there is no assurance that products using our proprietary LV2 lentiviral vector or manufactured using this automated system will ultimately achieve the same favorable preliminary results observed to date. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of HSC gene therapy.

In addition, the clinical trial requirements of the FDA and other foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. To date, only a limited number of HSC gene therapies have received marketing authorization from the FDA or foreign regulatory authorities. Should we resume development of our product candidates, it is difficult to determine how long it would take or how much it would cost to obtain regulatory approvals for those product candidates in the United States, Canada, Europe, Japan or other major markets or how long it would take to commercialize those product candidates, if any were to be approved. Approvals by foreign regulatory authorities may not be indicative of what the FDA may require for approval, and vice versa.

Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or NIH, also are subject to the NIH Guidelines, under which supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical trial can begin at any institution, that institution’s review board, or IRB, and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates should we resume their development. Similarly, foreign regulatory authorities may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.

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

These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these product candidates or lead to significant post-approval limitations or restrictions. Should we resume development of our product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of certain of those product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Should we resume development of our product candidates, the delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be materially and adversely affected.

The FDA continues to develop its approach to assessing gene and cell therapy products. For example, the agency has released a series of draft and final guidance documents relating to, among other topics, various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. In January 2020, the FDA released a final guidance with recommendations for long-term follow-up studies of patients following human gene therapy administration due to the increased risk of undesirable and unpredictable outcomes with gene therapies that may present as delayed adverse events. Foreign regulatory agencies also may have requirements for long term follow-up studies of patients following human gene therapy administration. We cannot be certain whether such guidance, or other guidance that the FDA or foreign regulatory agencies may issue, will be relevant to or have an adverse impact on our gene therapy candidates or the duration or expense of any applicable regulatory development and review processes. The Company is evaluating the regulatory requirements, including for long term follow-up, with respect to its clinical programs in connection with its exploration of potential strategic alternatives.

Our product candidates and the process for administering our product candidates may cause undesirable side effects or have other properties that, should we resume development of our product candidates, could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Additionally, any early access to the Company’s investigational therapies, such as through expanded or Right to Try access or compassionate use, may lead to discovery of undesirable side effects, or other negative consequences that could have adverse impacts on our development programs for our product candidates. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. If additional clinical or long-term follow-up experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, any further development of the product candidate may fail or be delayed.

Gene therapy is still a relatively new approach to disease treatment and adverse side effects could develop. A safety concern for gene therapies using lentiviral vectors has been the possibility of insertional oncogenesis, leading to malignant transformation of transduced cells and cellular outgrowth. As more patients are dosed with HSC gene therapies, it is expected that very rare cases of insertional oncogenesis may occur. For example, several patients with cerebral adrenoleukodystrophy treated in a third-party lentiviral gene therapy clinical trial have been diagnosed with treatment-related myelodysplastic syndrome to date. In addition, persistent clonal dominance due to vector integration has been observed in third-party HSC gene therapy clinical trials. While our HSC gene therapy approach has been designed to avoid insertional oncogenesis, there can be no assurance that patients will not experience such adverse effects, including death. Should we resume development of our gene therapy product candidates and any of those product candidates demonstrates adverse side effects at unacceptable rates or degrees of severity, we may decide or be required to halt or delay clinical development of such product candidates.

In addition to side effects caused by our product candidates, the conditioning, administration process or related procedures, also can cause adverse side effects. A gene therapy patient is generally administered one or more myeloablative drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified gene-corrected stem cells to engraft and produce their progeny. This procedure causes side effects and, among other potential risks, can transiently compromise the patient’s immune system, known as neutropenia, and reduce blood clotting, known as thrombocytopenia.

In 2019, we began transitioning, in connection with our Company-sponsored clinical trials, towards a new conditioning regimen for our product candidates utilizing busulfan as the myeloablative conditioning agent instead of the melphalan that we previously used. The use of this conditioning regimen we designed to utilize a precision dosing program, called TCI, to achieve a balance between the removal of a sufficient amount of bone marrow cells from a patient to aid engraftment of our genetically modified cells against potential risks, such as toxicity or graft failure. Our conditioning regimens may not be successful or may nevertheless result in adverse side effects. For example, busulfan, the myeloablative agent most recently used in our conditioning regimen, has been known to carry certain safety risks, including the risk of impairment to fertility in both men and women, and such impairment has been reported in some patients in our clinical trials. Moreover, in each of our previous clinical trials several adverse events, including suppression of neutrophils and platelet counts following the conditioning process, have been observed. While such adverse events in connection with conditioning are expected, if in the future any such adverse events caused by the conditioning process or related procedures continue at unexpected rates or degrees of severity, the FDA or other foreign regulatory authorities could order the cessation of development of, or deny approval of, product candidates for any or all targeted indications. There have been cases of therapy-related myelodysplastic syndrome, a type of blood disorder that is a potential precursor to acute myeloid leukemia, in patients with preexisting cancer where busulfan treatment was posited to be a contributing factor to this secondary malignancy. Even if we are able to demonstrate that adverse events are not product-related, such occurrences could adversely affect patient recruitment (should we resume development of our product candidates) or the ability of enrolled patients to complete the clinical trial, and lead to a decline in our stock price.

Additionally, if we resume development of our programs and any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Furthermore, if we or others later identify undesirable side effects caused by our product candidates, several potentially significant negative consequences could result, including:

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

We have never completed a pivotal or registrational clinical trial, and may be unable to do so for any product candidates we may develop, should we resume development of our product candidates.

We are at an early stage of development for all of our product candidates, and have currently halted further development of the Company’s programs. As of the date of this Quarterly Report, only 25 patients have been dosed in our clinical trials, which includes 14 patients from our Fabry program that we deprioritized in January 2022, six patients in our cystinosis program that we sold to Novartis in June 2023, and five patients in our Gaucher disease type 1 program. Should we resume development of our product candidates, further clinical trials must be completed in order to obtain FDA or other regulatory approval to market these product candidates. We have limited experience in preparing, submitting and prosecuting regulatory filings, and have not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and we do not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

In addition, across our Company-sponsored clinical trials we have dosed only four patients in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of AVR-RD-02 or any other product candidates would be required or how such trials should be designed, should we resume development of our programs. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar CTA we submit in other countries, will be accepted. While we received clearance from the FDA to commence clinical testing in the United States for our Company-sponsored Phase 1/2 clinical trial of AVR-RD-02 for Gaucher disease type 1, should we resume development of our product candidates, there can be no assurance that we would be able to submit and secure similar clearances for any of our other product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, the necessary clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

The planned Phase 1/2 clinical trial of AVR-RD-05 was to be a collaborator-sponsored trial conducted by our collaborators at The University of Manchester; and the MHRA recently accepted its CTA application for this Phase 1/2 clinical trial. We do not control the design or administration of collaborator-sponsored trials, nor the submission or clearance of any IND or foreign equivalent required to conduct these trials, and, should we resume development of our product candidates, this collaborator-sponsored trial could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of this or other non-Company-sponsored trials are inconsistent with, or different from, the results of any Company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of the Company-sponsored trial, or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while collaborator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we would be able to use the data from these trials to form the basis for regulatory authorization to conduct further clinical studies, or for regulatory approval of our product candidates. For example, regulators may require us to submit comparability or bridging studies to allow data generated in non-Company-sponsored studies to support the regulatory applications for or approvals of our product candidates, and we cannot be certain that such comparability or bridging studies, if any, would be successful or feasible.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials, should we resume development of our product candidates.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. For example, in January 2022 we announced the deprioritization of our Fabry program due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed Phase 2 FAB-GT patients. Although previously reported data from 13 patients treated across our clinical-stage programs had shown durable engraftment out 9 to 54 months, the new data from the five most recently dosed Phase 2 FAB-GT patients were discordant with these other data and showed variable engraftment. Data from three of the five patients showed both a reduction to near baseline levels in alpha-galactosidase A enzyme activity in leukocytes and plasma, and a reduction in vector copy number in whole blood, potentially suggesting resistance to persistent engraftment of the genetically modified cells observed at three to nine months post infusion of AVR-RD-01. Based on our internal assessment, we believe, due to the large degree of heterogeneity in Fabry disease, that in some cases there may be intrinsic resistance to engraftment related to the unique underlying pathophysiology of untreated Fabry disease, potentially caused by the persistently stressed vascular endothelium. However, while this belief is based on a thorough review and analysis conducted by the Company, it remains a hypothesis and, should we resume development of our product candidates, there can be no assurance that similar engraftment or other issues will not occur in clinical trials of our other product candidates, which are all based on our technology and the same HSC approach utilized for AVR-RD-01. For example, although we believe the variable engraftment data were caused by factors intrinsic to certain Fabry disease patients and we do not anticipate readthrough to other clinical trials should we resume development of our product candidates, if the variable engraftment data were actually caused, directly or indirectly, by any other factors, including any aspect of our plato platform or the conditioning process, we could see similar issues in other clinical trials.

There is a high failure rate for gene therapy and biologic product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, the design of a pivotal clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Our Company has limited experience in designing and conducting clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval, should we resume development of our product candidates.

We also may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy or the approval of competitive therapies during the period of our product candidate development. Should we resume development of any of our product candidates, those product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies. Any such failure would cause us to abandon the product candidate.

Additionally, the clinical trials performed to date have been open-label studies and have been conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware that patients have received treatment and may interpret the information more favorably given this knowledge. Although in July 2023 we announced that we were halting further enrollment in our clinical trials, we anticipate that data will continue to be obtained for patients who have been dosed with our investigational gene therapies, and any data that we may report are preliminary and subject to change. As is typical in open-label studies in which interim reports are provided, the safety and efficacy data are regularly reviewed and validated. As a result, certain data may change over time, including reductions or increases in the number of reported safety events, as well as the characterization of the severity or relatedness of safety events, until the database is locked at the end of the study.

Should we resume development of our product candidates, we may find it difficult to enroll patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

The timing and success of our patient enrollment and clinical trial activities depend on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we have targeted and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our clinical trials. Should we resume development of our product candidates, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

Should we resume development of our product candidates, we may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner or at all. There can be no assurance we will achieve that goal or any of our other patient enrollment goals should we resume development of our product candidates.

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

We expanded our patient enrollment activities to include patients who reside in a country other than the country where the applicable clinical site is located, and who are required to travel for some or all of the clinical testing and procedures required for patients in the applicable clinical trial. We have encountered and, should we resume development of our product candidates, in the future may continue to encounter logistical and regulatory challenges that could delay or prevent any such international patients from successfully enrolling and completing clinical trial procedures, including delays in processing or obtaining patient travel visas or denials of entry at borders, potential travel disruptions, or de-prioritization or unavailability of resources at clinical sites for non-resident international clinical trial participants, any of which could delay our progress and completion of planned clinical trials and which would have an adverse effect on our business. In addition, once these international patients return to their home country, they may need to travel back to the country where the applicable clinical site is located. If these patients are unwilling or unable to return to the clinical site for testing and procedures, progress and completion of the clinical trial could be delayed or prevented.

Our product candidates were being developed to treat rare conditions. Should we resume development of our product candidates, we would expect to seek initial marketing approvals in the United States, Europe and certain other major markets, including Japan. However, we may not be able to resume, initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by FDA or other foreign regulatory authorities. Our ability to successfully resume, initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Should we resume development of our product candidates and if we have difficulty enrolling a sufficient number of patients to conduct our clinical trials, we may need to delay, limit or terminate the resumption or continuation of clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

Should we resume development of our product candidates, we may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. Should we resume development of our product candidates, we cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Should we resume development of our product candidates, any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues. In addition, if we make changes to our product candidates, or if collaborator-sponsored trials utilize different materials or manufacturing processes from ours to generate data, we may need to conduct additional studies to compare or bridge our modified product candidates to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. For example, we have transitioned our lentiviral vectors to an LV2 version in connection with our plato platform implementation. In addition, the transition from LV1 to LV2 has required (and is anticipated to continue to require) submission of relevant data to the applicable regulatory authorities in connection with certain of our regulatory filings, including our INDs and CTAs, to demonstrate analytic comparability between LV1 and LV2. Our CTA (including amendments) and IND for our Guard1 clinical study of AVR-RD-02 for Gaucher disease type 1 in Canada and the United States, for which Health Canada has issued no objection letters and the FDA has cleared, respectively, included data utilizing LV2 and our automated manufacturing platform. While these applications included data relating to our LV2 lentiviral vector and our automated manufacturing process, which are elements of our plato platform, should we resume development of our product candidates, we expect that the FDA, Health Canada or other regulatory authorities will require us to undertake additional actions in connection with our transition to our plato platform, including submission of additional comparability studies in connection with future regulatory filings, which may result in delays, suspension or termination of ongoing or future clinical trials, or our inability to conduct our trials according to the plans or the timelines that we have envisioned. Additionally, the study drug for the collaborator-sponsored clinical study of AVR-RD-05 for Hunter syndrome was not manufactured using our plato platform, and neither the automated, closed manufacturing system nor LV2 was used in connection with this clinical trial. Any such filings may result in delay, suspension or termination of ongoing or future clinical trials pending our submission, and the applicable regulatory agency’s review, of such updates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Should we resume development of our product candidates and, following such resumption, if the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

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

Should we resume development of our product candidates, even if we complete the necessary preclinical and clinical studies, we cannot predict whether or when we would be able to obtain regulatory approval to commercialize a product candidate, and any approval could be for a narrower indication than anticipated.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if we resume development of our product candidates and they are able to demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. If we are unable to obtain necessary regulatory approvals or labeling claims, our business, prospects, financial condition and results of operations would be materially and adversely affected.

Our commercially-scalable plato platform has been used in only two of our clinical trials.

While we have submitted and, should we resume development of our product candidates, intend to continue to submit comparability studies to the FDA and other regulatory agencies, as needed, with respect to our implementation of our scalable plato platform, there can be no assurance that the FDA or other regulatory agencies will not in the future require us to conduct additional preclinical studies or clinical trials that could result in delays and additional costs in our development or commercialization programs for our product candidates, which could adversely affect our business. Should we resume development of our product candidates, we intend to continue implementing our scalable plato platform, including heightened vector efficiency, our closed, automated manufacturing system and utilization of a customized conditioning regimen, in connection with each of our investigational product candidates. We have developed the plato platform to form the backbone of our commercial programs, with the intent of replacing our original academic platforms with improved solutions for delivering our gene therapy candidates to patients in multiple disease indications. In order to implement this transition, we were and would continue to be required to conduct additional studies to bridge our modified product candidates to earlier versions, including any earlier version that may have been utilized in a collaborator-sponsored clinical study, which could delay clinical development or marketing approvals. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We face significant competition in our industry and, should we resume development of our product candidates, there can be no assurance that our product candidates, if approved, will achieve acceptance in the market over existing established therapies. In addition, our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our ability to successfully market or commercialize any of our product candidates, should we resume development of our product candidates.

We operate in a highly competitive segment of the biopharmaceutical market. We face competition from many different sources, including larger pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Should we resume development of our product candidates, our product candidates, if successfully developed and approved, will compete with established therapies, some of which are being marketed by large and international companies. In addition, should we resume development of our product candidates, we expect to compete with new treatments that are under development or may be advanced into the clinic by our competitors. There are a variety of product candidates, including gene therapies, in development for the indications that we are targeting.

Should we resume development of our product candidates, we anticipate competing with biotechnology and pharmaceutical companies, many of which may have significantly greater resources than we do. For example, for Gaucher disease, Sanofi, Pfizer, and Takeda market existing enzyme replacement therapies, or ERTs, that represent the standard of care for Gaucher patients. For Gaucher disease we also expect to compete with oral therapies marketed by Johnson & Johnson and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease, and Takeda markets an enzyme replacement therapy for Hunter syndrome. Denali Therapeutics has an ERT in late-stage clinical development for Hunter syndrome. In addition, we may compete with other gene therapy companies in our industry such as Freeline Therapeutics, Generation Bio, or Eli Lilly and Company. Freeline Therapeutics, for example, is developing an adeno-associated virus, or AAV based gene therapy for Gaucher disease type 1. Moreover, a number of gene therapy companies have announced preclinical or clinical non-viral and adeno-associated viral based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies. For example, several companies including AskBio (a subsidiary of Bayer AG) and Astellas Pharma have clinical programs for late onset Pompe disease and GeneCradle Therapeutics has announced a clinical program for infantile onset Pompe disease.

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

Should we resume development of our product candidates, we would expect to seek designations for our product candidates with the FDA and comparable foreign regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway. However, there can be no assurance that we could successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.

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

We may seek a Breakthrough Therapy Designation for some of our product candidates should we resume development of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA are also eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

Should we resume development of our product candidates, we may seek an accelerated approval pathway for one or more of our product candidates from the FDA or comparable foreign regulatory authorities. The FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit.

Should we resume development of our product candidates, prior to seeking accelerated approval, we would expect to seek feedback from the FDA or comparable foreign regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we would decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA or comparable foreign regulatory authorities, we would continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our product candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause FDA to withdraw our approval.

Should we resume development of our product candidates, we may also pursue programs or designations from foreign regulatory authorities, such as the UK’s Innovative Licensing and Access Pathway, or ILAP, which aims to accelerate the time to market and facilitate patient access to certain types of medicinal products in development which target a life-threatening or seriously debilitating condition, or where there is a significant patient or public health need. In October 2022, we announced that the MHRA had granted an Innovation Passport to AVR-RD-02, our investigational gene therapy candidate for the treatment of Gaucher disease. To access the ILAP, an applicant applies for an Innovation Passport designation. Once an Innovation Passport designation is granted, the MHRA and its partner agencies (including The All Wales Therapeutics and Toxicology Centre, National Institute for Health and Care Excellence, or NICE, and the Scottish Medicines Consortium, or SMC) will work with the Innovation Passport designee to define a Target Development Profile, or TDP. The TDP sets out a unique product-specific roadmap towards patient access in the UK, and provides access to a toolkit to support all stages of the design, development and approvals process, including continuous benefit-risk assessment, increased support for novel development approaches and enhanced patient engagement. However, although the goal of the ILAP is to reduce the time to market and enable earlier patient access, access does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that a marketing authorization application will be approved or that any approval will be granted within a particular timeframe or at all.

In addition, should we resume development of our product candidates, we may seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. In December

2021, we received Fast Track Designation from the FDA for AVR-RD-02 for the treatment of Gaucher disease. However, the FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe another product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

In addition, should we resume development of our product candidates, we may seek a regenerative medicine advanced therapy, or RMAT, designation for some of our product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

Should we resume development of our product candidates, we may be unable to obtain orphan drug designation for our product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.

Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products may designate a medicinal product as an orphan medicinal product if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union. Additionally, orphan designation may be granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the product. In either case, the applicant must be able to establish that there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product would be of a significant benefit to those affected by the condition.

In October 2019, the FDA granted our request for orphan drug designation for AVR-RD-02 for the treatment of Gaucher disease. Additionally, in July 2022, we announced that the FDA granted our request for orphan drug designation for AVR-RD-05 for the treatment of Hunter syndrome. In September 2020, we announced that the European Commission granted our request for orphan designation for AVR-RD-02 for the treatment of Gaucher disease. However, if we request orphan drug designation (or the foreign equivalent) for any other product candidates, there can be no assurances that the FDA or applicable foreign regulatory authorities will grant any of our product candidates such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the European Union for certain orphan medicines to nine years (or five years for well-established use orphan medicines). Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the United States. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, a marketing authorization may be granted to a similar medicinal product for the same orphan indication at any time if:

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

We have received rare pediatric disease designation, or RPDD, for certain of our product candidates. However, a marketing application for a product candidate with RPDD, if approved, may not meet the eligibility criteria for a Priority Review Voucher, or PRV, or the RPDD program may sunset before the FDA is able to consider us for a voucher.

We have received rare pediatric disease designation, or RPDD, for AVR-RD-02 for the treatment of Gaucher disease and AVR-RD-05 for the treatment of Hunter syndrome. Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, should we resume development of our product candidates, we would need to request a rare pediatric disease PRV in our original BLA for AVR-RD-02 and AVR-RD-05. The FDA may determine that any such BLA, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

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

Should we resume development of our product candidates, even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory oversight.

Should we resume development of our product candidates, even if we obtain any regulatory approval for our product candidates, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Should we resume development of our product candidates, our focus on developing such product candidates may not yield any commercially viable products, and our failure to successfully identify and develop additional product candidates could impair our ability to grow.

While we initially pursued a growth strategy to identify, develop and market additional product candidates, we have halted further development of the Company’s programs and, should we resume development of our product candidates, we do not anticipate actively seeking additional product candidates beyond our existing product candidates. Should we resume development of our product candidates, we may spend several years completing our development of any particular product candidates, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential than our product candidates. Our spending on any future research and development programs may not yield any commercially viable product candidates. Should we resume development of our product candidates, if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. If any of these events occur, we may be forced to abandon our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

In addition, should we resume development of our product candidates, certain of our product candidates may not demonstrate in patients any or all of the pharmacological benefits we believe they may possess or compare favorably to existing, approved therapies, such as ERT. We have not yet succeeded and may never succeed in demonstrating efficacy and safety of our product candidates in clinical trials or in obtaining marketing approval thereafter. Accordingly, our focus on treating these diseases may not result in the development of commercially viable products.

Should we resume development of our product candidates, if we are unsuccessful in our development efforts, we may not be able to advance the development of our product candidates, commercialize products, raise capital, expand our business or continue our operations.

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

In addition, the FDA and other foreign regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or other foreign regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Even slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Should we resume development of our product candidates, there is no assurance we will not experience lot failures in the future. Lot failures or product recalls could cause us to delay clinical trials, or, if approved, commercial product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects. Our manufacturing process relies on a platform structure, which we refer to as our plato platform, and, if we experience delays, deviations or failures that impact that platform, such delays, deviations or failures could have an adverse impact on our development products or future commercialization programs.

Risks related to our reliance on third parties

Should we resume development of our product candidates, we expect to rely on third parties to conduct some or all aspects of our vector production, product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

Should we resume development of our product candidates, we do not expect to independently conduct our vector production, product manufacturing, protocol development, research and preclinical and clinical testing. We have historically relied, and, should we resume development of our product candidates, expect to continue to rely, on third parties with respect to these items. Any of these third parties may terminate their engagements with us or renegotiate the terms of our agreements at any time. If we need to enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our preclinical and clinical studies are conducted in accordance with the study plan, protocols and regulatory requirements.

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

Should we resume development of our product candidates, if our contract counterparties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support approval of our product candidates or the FDA or other regulatory agencies may refuse to accept our clinical or preclinical data. For example, in 2019 we encountered delays in the enrollment of patients in the Company-sponsored Guard1 clinical trial of AVR-RD-02 for Gaucher disease. While a number of interested patients had been identified for the Guard1 clinical trial, we encountered patient pre-screening failures that impacted the commencement of enrollment in these studies. Additionally, as a result of the COVID-19 pandemic, in 2020 we encountered protracted timelines with our investigational site startup activities for our Guard1 clinical trial, which also impacted patient enrollment. In 2020, a kidney biopsy was conducted on the third patient in the FAB-GT clinical trial of AVR-RD-01, but due to human error in processing the biopsy sample at the external laboratory vendor, the kidney Gb3 inclusions could not be evaluated and anticipated data was not available.

Should we resume development of our product candidates, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

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

We have historically relied, and, should we resume development of our product candidates, expect to continue to rely, on sole source suppliers for our automated, closed cell processing system; vector supply; plasmid supply; cell culture media supply; and drug product manufacturing. In addition, we are dependent on a limited number of suppliers for some of our other components and materials used in our product candidates.

We have moved our cell processing to an automated, closed system with a sole source supplier. In addition, we have historically relied, and, should we resume development of our product candidates, expect to continue to rely, on sole source suppliers for vector supply, plasmid supply and cell culture media, as well as drug product manufacturing for our Company-sponsored clinical trials. Should we resume development of our product candidates, our sole source suppliers may be unwilling or unable to supply product to us reliably, continuously or at the levels we anticipate or are required by our clinical trial activities. Such suppliers could still delay, suspend, or terminate supply of product to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, intellectual property disputes with third parties, bankruptcy or insolvency, earthquakes or other natural disasters or other occurrences.

In addition, we depend on a limited number of suppliers for some of the other components necessary for our product candidates. Should we resume development of our product candidates, we cannot be sure that any of our suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose. Our use of a sole source or limited number of suppliers of raw materials, components and finished goods exposes us to several risks, including disruptions in supply, price increases, late deliveries and an inability to meet customer demand. There are, in general, relatively few alternative sources of supply for these components and equipment. Any of our vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components and materials could take a substantial amount of time and it may be difficult or impossible to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

Should we resume development of our product candidates and we are required to switch to a replacement supplier or manufacture materials ourselves, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly, and we may not be able to enter agreements with replacement suppliers on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA could require additional supplemental bridging data if we rely upon a new supplier. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. While we seek to maintain adequate inventory of the components and materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to conduct our clinical trials and, if our product candidates are approved, to meet the demand of our customers and cause them to cancel orders.

In addition, as part of the FDA’s approval of our product candidates, the FDA must review and approve the individual components of our production process, which includes the manufacturing processes and facilities of our suppliers. Our current suppliers have not undergone this process, nor have they had any components included in any product approved by the FDA.

Our reliance on suppliers subjects us to a number of risks that, should we resume development of our product candidates, could materially harm our reputation, business, and financial condition, including, among other things:

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

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products. The manufacturing facilities on which we have relied may not continue to meet regulatory requirements and have limited capacity.

In our development activities to date, we have relied on sole source suppliers of our automated, closed cell processing system; vector supply; plasmid supply; cell culture media; as well as drug product manufacturing for our Company-sponsored clinical trials. In addition, we have depended on a limited number of suppliers for some of the other components necessary for our product candidates. Each of our suppliers may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain, and we may be unable to transfer or sublicense the intellectual property rights we may have with respect to such activities.

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

Should we resume development of our product candidates, these factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our preclinical and clinical studies may be delayed.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we have relied and, should we resume development of our product candidates, would expect to continue to rely on third parties to manufacture our vectors and our product candidates, and because we collaborate with various organizations and academic institutions on the advancement of our gene therapy approach, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets.

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

Risks related to commercialization of our product candidates

Should we resume development of our product candidates and obtain approval of any of our product candidates, and we are unable to establish sales, distribution and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we will be unable to generate any product revenue.

To successfully commercialize any of our product candidates, if approved, we will need to develop our commercial capabilities, either on our own or with others, should we resume development of our product candidates. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may enter into collaborations regarding any approved product candidates with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded sales, distribution and marketing operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates, if approved. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Should we resume development of our product candidates and the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We have historically focused our research and product development on treatments for serious lysosomal disorders. Our understanding of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of these diseases. The number of patients in the United States and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, patients may become increasingly difficult to identify and access, and any approval we receive from regulatory agencies may be for a narrower indication and smaller patient population than anticipated, all of which, should we resume development of our product candidates, would adversely affect our business, financial condition, results of operations and prospects.

Should we resume development of our product candidates, the commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Should we resume development of our product candidates, and thereafter if we obtain any regulatory approval for our product candidates, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our product candidates in particular, as effective, safe and cost-effective. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Should we resume development of our product candidates, if we obtain approval to commercialize our product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

We had been conducting clinical trials for our product candidates in the United States, Canada and Australia, and should we resume development of our product candidates, we would expect to expand our clinical trials to other geographies. If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

The insurance coverage and reimbursement status of newly-approved products are uncertain. Should we resume development of our product candidates, failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or their commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. See section entitled “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Should we resume development of our product candidates, and obtain regulatory approval for such candidates, our ability to successfully commercialize our product candidates or any other products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved.

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

Moreover, efforts by governmental and other third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Should we resume development of our product candidates, we expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Due to the novel nature of our technology and the potential for our product candidates to offer therapeutic benefit in a single administration, we face uncertainty related to pricing and reimbursement for these product candidates should we resume their development.

Should we resume development of our product candidates, our target patient populations are relatively small, as a result of which the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product candidates, if approved. Moreover, if approved for marketing, because our product candidates are designed to provide their intended therapeutic benefit from a single administration, treatment with our product candidates may result in a decrease in the available pool of target patients.

Healthcare legislative reform measures and constraints on national budget social security systems may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See Section entitled “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Should we resume development of our product candidates, the continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Should we resume development of our product candidates, the implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or any other public health crisis and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, should we resume development of our product candidates, which could have a material adverse effect on our business. Further, future shutdowns of other government agencies, such as the SEC, may also impact our business through review of our public filings and our ability to access the public markets.

Should we resume development of our product candidates, any contamination in our manufacturing process, shortages of materials or failure of any of our key suppliers to deliver necessary components could result in interruption in the supply of our product candidates and delays in our clinical development or commercialization schedules.

Given the nature of biologics manufacturing, there is a risk of contamination in our manufacturing processes. Should we resume development of our product candidates, any contamination could materially adversely affect our ability to produce product candidates on schedule and could, therefore, harm our results of operations and cause reputational damage.

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

Gene therapy remains a novel technology, with only a limited number of gene therapy products approved to date. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products should we resume development of our product candidates. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia, myelodysplastic syndromes and deaths seen in other trials using other vectors. Adverse events in our clinical studies or discovered in long-term follow-up, even if not ultimately attributable to our product candidates (such as the many adverse events that typically arise from the conditioning process), or adverse events in other gene therapy trials, and the resulting publicity could result in a decline in our stock price, increased governmental regulation, unfavorable public perception and, should we resume development of our product candidates, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Our former President and Chief Executive Officer, Geoff MacKay, resigned on May 1, 2023, and we have appointed our current Chief Financial Officer, Erik Ostrowski, as our interim President and Chief Executive Officer. In July 2023, in connection with the determination to halt further development of the Company’s programs and to conduct a comprehensive exploration of strategic alternatives, we paused our search for a permanent Chief Executive Officer. Accordingly, no assurance can be made as to when we will hire a permanent Chief Executive Officer. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current executive or key employees might impede the achievement of our ongoing business commitments and strategic objectives.

Retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, remains critical to our success. We implemented a reduction in force in January 2022 in connection with the deprioritization of our Fabry disease program, and through the first half of 2022 we continued to streamline employee headcount including senior management. In July 2023, in connection with the determination to halt further development of the Company’s programs and to conduct a comprehensive exploration of strategic alternatives, we implemented a reduction in force by approximately 50% across different areas. Reductions in force, management changes and program reprioritizations can have an adverse impact on employee morale. While we believe our relations with our continuing employees to be good, there can be no assurance that we can avoid retention challenges for skilled personnel as the Company explores potential strategic alternatives. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, which could impact employees’ productivity and morale. In addition, in recent months, the market price of our common stock has experienced significant downward pressure, resulting in “underwater” or “out-of-the-money” stock options for many of our employees, thereby limiting the desired retentive effect that our equity incentive program was intended to achieve. The inability to recruit, if necessary, or the loss of the services of any executive, key employee, skilled personnel, consultant or advisor may impede our business objectives. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our workforce reductions and restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Our restructuring plan may also be disruptive to our operations, for example, our reductions in force could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees, attrition beyond our reduction in force and employee litigation related to the reductions in force could be costly and prevent management from fully concentrating on the business.

Should we resume development of our product candidates, we may need to expand or streamline our operations and we may experience difficulties in managing any such changes, which could disrupt our operations.

Should we resume development of our product candidates, we may need to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Conversely, headwinds in the overall economy and limited availability of suitable financing to meet our needs could constrain our ability to achieve our growth objectives, and could in turn lead to further reductions in force or scaling back of business operations, that could impact employee morale and adversely impact our ability to manage ongoing operations.

Should we resume development of our product candidates and we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

Should we resume development of our product candidates, we will need to expand our managerial, operational, financial and other systems and resources to manage our operations, resume our research and development activities and, in the longer term, build a commercial infrastructure to support commercialization of any of our product candidates that are approved for sale. Future growth would impose significant added responsibilities on members of management. It is likely that our management, finance, development personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and product candidates requires that we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

We are subject, and may be increasingly subject if we obtain FDA approval for any of our product candidates, to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. See Section entitled “Business - Government Regulation - Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Should we resume development of our product candidates, we would expect to conduct clinical trials in the European Economic Area, or EEA, and the United Kingdom, or UK, and as a result would be subject to additional privacy restrictions. The collection, use, disclosure, transfer or other processing of personal health data in the EU and the UK is governed by the provisions of the GDPR (references to the GDPR include both the “EU GDPR” and “UK GDPR” unless specified otherwise). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, providing information to individuals regarding data processing activities, obtaining consent from individuals to whom the data processing relates, responding to additional data subject requests, imposing notification of personal data breaches to the competent national data protection authorities, implementing safeguards in connection with the security and confidentiality of the personal data, accountability requirements and taking certain measures when engaging third-party processors. The GDPR informs our obligations with respect to any clinical trials conducted in the EEA or the UK. Its definition of personal data includes coded data, requires changes to informed consent practices and detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EEA or the UK, including to the United States (see below). The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros (£ 17.5 million for the UK), whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EEA member states or the UK may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

The GDPR prohibits cross-border data transfers of personal data to countries outside the EEA or the UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data, or third countries, including the United States in certain circumstances, unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or the SCCs, and the UK International Data Transfer Agreement/Addendum, or the UK IDTA) has been put in place. Where relying on the SCCs/UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is located and which service providers we can utilize for the processing of EEA and UK personal data.

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

Although the UK is regarded as a third country under the EU GDPR, the EC has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EU remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, or the UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

Given the breadth and depth of its obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and assessment of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, or consultants that process or transfer personal data collected in the EEA or the UK. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business and require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with European activities.

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

The use of our product candidates including in clinical studies and, should we resume the development of our product candidates, the future sale of any products for which we may obtain marketing approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We carry master product liability insurance of $5.0 million per occurrence and $5.0 million in the aggregate in the United States. For studies conducted in certain countries outside the United States, we maintain local admitted policies with varying limits. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we resume development of our product candidates and thereafter obtain marketing approval for product candidates, we expect that we would expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Risks related to our intellectual property

Should we resume development of our product candidates, third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter parties reexamination proceedings before the U.S. Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Our rights to develop and commercialize our product candidates, should we resume development of our product candidates, are subject, in part, to the terms and conditions of licenses granted to us by others.

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network (relevant to AVR-RD-01 and our Fabry program, which we deprioritized in January 2022) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher type 1 and type 3 programs). In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin (relevant to AVR-RD-03 and our Pompe program) and The University of Manchester (relevant to AVR-RD-05 and our Hunter program), directed to compositions and methods related to the manufacture and use of AVR-RD-03 and AVR-RD-05, respectively. Any termination of these licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates.

Each of our existing licenses are exclusive but are limited to particular fields, such as Fabry disease, Gaucher disease type 1, Hunter syndrome, or Pompe disease, and are subject to certain retained rights. Absent an amendment or additional agreement, we may not have the right to use intellectual property in-licensed for one of our programs for another program. In addition, licenses that we may enter into in the future may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with BioMarin, the rights holders associated with Lund University, and The University of Manchester, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Should we resume development of our product candidates, our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on manufacturing and other know-how, patents, trade secrets, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. The failure to obtain, maintain, enforce or defend such intellectual property rights, for any reason, could allow third parties to make competing products or impact our ability to develop, manufacture and market our products, if approved, on a commercially viable basis, or at all, which could have a material adverse effect on our financial condition and results of operations.

In particular, we rely primarily on trade secrets, know-how and other unpatented technology, which are difficult to protect. Although we seek such protection in part by entering into confidentiality agreements with our vendors, employees, consultants and others who may have access to proprietary information, we cannot be certain that these agreements will not be breached, adequate remedies for any breach would be available or our trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or be independently developed by our competitors. Should we resume development of our product candidates and we are unsuccessful in protecting our intellectual property rights, sales of our products may suffer and our ability to generate revenue could be severely impacted.

Our licensors and we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents, whether the claims of any issued patents will provide us with a competitive advantage, or whether we will be able to successfully pursue patent applications in the future related to our product candidates, should we resume development of our product candidates. While we have in-licensed patents and patent applications relevant to AVR-RD-03 and AVR-RD-05, we currently have no owned or in-licensed patents or patent applications covering AVR-RD-01 or AVR-RD-02. Many of our product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all.

Should we resume development of our product candidates, we may not be able to protect our intellectual property rights throughout the world.

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

If one of our licensing partners or we initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, should such a patent issue, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter parties review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Should we resume development of our product candidates and we do not obtain patent term extension and data exclusivity for our product candidates, our business may be materially harmed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage, should we resume development of our product candidates. For example:

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through August 2, 2023, the trading price of our common stock has ranged from $53.70 to $0.56. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

•
the outcome of our exploration of strategic alternatives;
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
•
changes in laws or regulations applicable to our product candidates;
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

Prior to our IPO in June 2018, there had been no public market for our common stock. Although our common stock is listed on Nasdaq, an active trading market for our shares may never be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchased without depressing the market price for the shares, or at all.

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

The trading market for our common stock will likely depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Although we have obtained research coverage from certain analysts, there can be no assurance, including during such time period that we pursue potential strategic alternatives, that analysts will continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based on shares outstanding as of August 3, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated stockholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 3, 2023, holders of an aggregate of approximately 4.5 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, shares reserved for issuance upon the exercise of stock options outstanding under our equity incentive plans will become eligible for sale in the public market in the future. We have registered all shares of common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

On May 11, 2023, we received a written notice from the Staff notifying us that, for the 30 consecutive business day period between March 29, 2023 through May 10, 2023, our common stock had not complied with the Minimum Bid Price Requirement. On June 12, 2023, we received a written notice from the Staff notifying us that for 14 consecutive business days, from May 22, 2023 to June 9, 2023, the closing bid price of our common stock was at $1.00 per share or greater, and accordingly, the Staff advised us that we had regained compliance with the Minimum Bid Price Requirement.

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

While we have regained compliance with the Minimum Bid Price Requirement as of the date of this Quarterly Report, we can provide no assurance that we will continue to remain in compliance with the Minimum Bid Price Requirement. If we are unable to maintain compliance with any of Nasdaq’s continued listing requirements in the future, we may be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Nasdaq Hearing Panel, such appeal would be successful.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Novartis Pharma AG, Novartis Pharmaceuticals Corporation and, AVROBIO, Inc., dated May 19, 2023 (1).

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

3.3	Amended and Restated By-laws of the Registrant (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on June 25, 2018 (File No. 001-38537) and incorporated herein by reference).

10.1#	Executive Retention Payment Agreement, by and between the Registrant and Erik Ostrowski dated June 26, 2023

10.2#	Executive Retention Payment Agreement, by and between the Registrant and Steven Avruch dated June 26, 2023

10.3#	Executive Retention Payment Agreement, by and between the Registrant and Azadeh Golipour dated June 26, 2023

10.4#	Executive Retention Payment Agreement, by and between the Registrant and Essra Ridha dated June 26, 2023

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

(1) Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(2)(ii). Such excluded information is not material and is the type that the Registrant customarily and actually treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: August 10, 2023	By:	/s/ Erik Ostrowski
Erik Ostrowski
President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)