Form 10-Q
period 2023-09-30
AVROBIO, Inc.
filed 2023-11-09
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 44,573,911 shares of common stock, $0.0001 par value per share, outstanding.

i

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
We may not be successful in identifying and implementing any potential strategic alternatives, in a timely manner or at all, and any strategic transactions that we may consummate in the future could have negative consequences.
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
•
The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.
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
•
Business interruptions resulting from the coronavirus disease, or COVID-19 pandemic or similar public health crises have caused and may in the future cause a disruption of and adversely impact our business.
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
•
Should we resume development of our product candidates, we may encounter substantial delays in resuming our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•
Should we resume development of our product candidates, even if we complete the necessary preclinical and clinical studies, we cannot predict whether or when we would be able to obtain regulatory approval to commercialize a product candidate, and any approval could be for a narrower indication than anticipated.
•
Our commercially-scalable plato® platform has been used in only two of our clinical trials and clinical development has been halted.
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
•
Our failure to meet Nasdaq Global Select Market’s, or Nasdaq, continued listing requirements could result in a delisting of our common stock.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$105,842	$92,563
Restricted cash	283	283
Prepaid expenses and other current assets	2,860	7,112
Held for sale assets	185	—
Total current assets	109,170	99,958
Operating lease assets	912	1,057
Property and equipment, net	—	2,894
Restricted cash, net of current portion	400	—
Other assets	40	40
Total assets	$110,522	$103,949
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$910	$384
Accrued expenses and other current liabilities	5,002	11,732
Operating lease liabilities	1,647	999
Total current liabilities	7,559	13,115
Note payable, net of discount	—	15,276
Operating lease liabilities, net of current portion	105	188
Total liabilities	7,664	28,579
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized; 44,558 and 43,916 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	571,344	564,798
Accumulated deficit	(468,490)	(489,432)
Total stockholders’ equity	102,858	75,370
Total liabilities and stockholders’ equity	$110,522	$103,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,829	$15,919	$43,310	$54,049
General and administrative	6,262	7,066	18,730	26,128
Total operating expenses	21,091	22,985	62,040	80,177
Gain on asset sale	—	—	83,736	—
Loss on impairment	(1,842)	—	(1,842)	—
(Loss) Income from operations	(22,933)	(22,985)	19,854	(80,177)
Other (expense) income:
Interest income (expense), net	1,407	111	1,160	(544)
Other expense, net	(51)	(95)	(72)	(135)
Total other income (expense), net	1,356	16	1,088	(679)
Net income (loss) and comprehensive income (loss) attributable to common stockholders—basic and diluted	$(21,577)	$(22,969)	$20,942	$(80,856)
Earnings per share:
Net income (loss) per share applicable to common stockholders—basic	$(0.48)	$(0.52)	$0.47	$(1.85)
Net income (loss) per share applicable to common stockholders—diluted	$(0.48)	$(0.52)	$0.47	$(1.85)
Shares used in computing earnings per share:
Weighted-average common shares outstanding—basic	44,528	43,773	44,235	43,722
Weighted-average common shares outstanding—diluted	44,528	43,773	44,426	43,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2022	43,696	$4	$559,768	$(441,429)	$118,343
Stock-based compensation expense	—	—	2,656	—	2,656
Issuance of common stock under the 2018 employee stock purchase plan	77	—	60	—	60
Net loss	—	—	—	(22,969)	(22,969)
Balance as of September 30, 2022	43,773	$4	$562,484	$(464,398)	$98,090

	Nine Months Ended September 30, 2022
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	43,652	$4	$553,014	$(383,542)	$169,476
Stock-based compensation expense	—	—	9,267	—	9,267
Issuance of common stock under the 2018 employee stock purchase plan	121	—	203	—	203
Net loss	—	—	—	(80,856)	(80,856)
Balance as of September 30, 2022	43,773	$4	$562,484	$(464,398)	$98,090

	Three Months Ended September 30, 2023
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2023	44,308	$4	$568,946	$(446,913)	$122,037
Vesting of restricted stock units	30	—	—	—	—
Exercise of stock options	107	—	106	—	106
Issuance of common stock under the 2018 employee stock purchase plan	113	—	73	—	73
Stock-based compensation expense	—	—	2,219	—	2,219
Net loss	—	—	—	(21,577)	(21,577)
Balance as of September 30, 2023	44,558	$4	$571,344	$(468,490)	$102,858

	Nine Months Ended September 30, 2023
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	43,916	$4	$564,798	$(489,432)	$75,370
Vesting of restricted stock units	284	—	—	—	—
Exercise of stock options	224	—	176	—	176
Issuance of common stock under the 2018 employee stock purchase plan	134	—	86	—	86
Stock-based compensation expense	—	—	6,284	—	6,284
Net income	—	—	—	20,942	20,942
Balance as of September 30, 2023	44,558	$4	$571,344	$(468,490)	$102,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$20,942	$(80,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on asset sale	(83,736)	—
Stock-based compensation expense	6,284	9,267
Depreciation and amortization expense	617	1,105
Non-cash asset impairment charges	1,842	—
Non-cash interest expense	1,074	260
Loss on disposal of property and equipment	—	59
Deferred rent expense	—	(231)
Non-cash lease expense	1,597	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,252	(195)
Other assets	—	33
Accounts payable	526	(1,672)
Current and non-current operating lease liabilities	(1,827)	—
Accrued expenses and other current liabilities	(6,730)	(1,305)
Net cash used in operating activities	(55,159)	(73,535)
Cash flows from investing activities:
Proceeds from asset sale, net	83,736	—
Purchases of property and equipment	(8)	(267)
Proceeds from the sale of property, plant, and equipment	1,198	—
Net cash provided by (used in) investing activities	84,926	(267)
Cash flows from financing activities:
Repayment of note payable, including end of term charge	(16,350)	—
Proceeds from exercise of stock options	176	—
Proceeds from issuance of ESPP shares	86	203
Net cash (used in) provided by financing activities	(16,088)	203
Net increase (decrease) in cash, cash equivalents and restricted cash	13,679	(73,599)
Cash, cash equivalents and restricted cash at beginning of period	92,846	190,059
Cash, cash equivalents and restricted cash at end of period	$106,525	$116,460
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$—
Interest paid	831	1,002
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$105,842	$115,968
Restricted cash	683	492
Cash, cash equivalents and restricted cash, end of period	$106,525	$116,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of the Business

AVROBIO, Inc. (the “Company” or “AVROBIO”) is a gene therapy company which has been focused on developing potentially curative ex vivo lentiviral gene therapies to treat rare diseases following a single dose treatment regimen.

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

The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. Since inception, the Company has had recurring losses and has funded its operations through sales of preferred stock and common stock, a term loan facility and the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. As of September 30, 2023, the Company had an accumulated deficit of $468,490. The Company expects that its cash and cash equivalents of $105,842 as of September 30, 2023 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). However, the future viability of the Company is dependent on its ability to raise additional capital to finance its operations. The Company’s inability to raise capital as and when needed, should the Company resume development of its product candidates, could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

On May 19, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Novartis Pharma AG and Novartis Pharmaceuticals Corporation (collectively, “Novartis”), providing for the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. The aggregate consideration to the Company consisted of a cash payment of $87,500 upon closing of the transaction. The Company completed the Asset Sale on June 9, 2023 and recognized $83,736 as a gain on asset sale, net of $3,764 transaction costs, in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2023. See Note 3 for further discussion.

In July 2023, the Board approved a reduction in the Company’s workforce by approximately 50% across different areas and functions in the Company (the “July 2023 Workforce Reduction”). The July 2023 Workforce Reduction was substantially completed by the end of July 2023. The Company informed affected employees in the July 2023 Workforce Reduction on July 12, 2023. Since the date of the July 2023 Workforce Reduction, the Company’s remaining employees have primarily focused on activities relating to halting further development of the Company’s programs, the pursuit of strategic alternatives, and the provision of services under the previously disclosed Separation Services Agreement between the Company and Novartis in connection with the sale to Novartis of the Company’s cystinosis gene therapy program. The Company’s remaining workforce was further reduced by 11 employees in a workforce reduction implemented effective as of October 31, 2023 (the “October 2023 Workforce Reduction”). Affected employees

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

in the July 2023 Workforce Reduction and October 2023 Workforce Reduction were offered separation benefits, including severance payments. See Note 13 for further discussion.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the results of its operations for the three and nine months ended September 30, 2023 and 2022, its statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its statement of cash flows for the nine months ended September 30, 2023 and 2022.

The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2023, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As part of the agreement, the Company was obligated to make milestone payments of up to an aggregate of $80,000 upon the achievement of specified development and regulatory milestones, to pay royalties, on a product-by-product and country-by-country basis, of a mid-single digit percentage based on net sales of products licensed under the agreement and to pay a low double digit percentage of any sublicense fees received by the Company. During the third quarter of 2022, a $2,000 milestone payment under the MPSII License Agreement became due following the date of regulatory approval of the CTA for the investigator-sponsored Phase 1/2 clinical trial sponsored by UoM.

Concurrently with the MPSII License Agreement, the Company entered into a collaborative research funding agreement with UoM (“CRFA”). Under the CRFA, the Company had agreed to fund the budgeted costs of an investigator-sponsored Phase 1/2 clinical trial to be sponsored by UoM in connection with the development activities under the MPSII License Agreement, which were expected to equal approximately £9,900 in the aggregate.

On September 8, 2023 the Company and UoM terminated the MPSII License Agreement and the CFRA, and in connection with such termination, the Company paid UoM £3,900. Following the termination of the MPSII License Agreement and the CFRA, the Company does not have any remaining financial obligations to UoM.

For the three months ended September 30, 2023, the Company did not incur costs related to the CRFA, excluding the payment made in connection with the termination. For the three months ended September 30, 2022, the Company incurred $590 related to the CRFA. For the nine months ended September 30, 2023 and 2022, the Company incurred $1,610 and $1,970 related to the CRFA, respectively, excluding the payment made in connection with the termination.

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

On October 3, 2023 the Company provided a notice of termination to UHN with respect to the Fabry License Agreement, specifying an effective date of termination of January 4, 2024.

For the three months ended September 30, 2023, the Company recorded research and development expense related to this agreement with UHN of $25. For the three months ended September 30, 2022 the Company did not incur any research and development expense related to this agreement with UHN for reimbursable funded study trial costs. For the nine months ended September 30, 2023 and 2022, the Company recorded research and development expense related to this agreement with UHN of $59 and $106, respectively, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three and nine months ended September 30, 2023 and 2022.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Interleukin 12 License Agreement—

On January 27, 2016, the Company entered into an exclusive license agreement with UHN, pursuant to which UHN granted the Company a license to certain patent rights for the commercial development, manufacture, distribution and use of any products or processes resulting from development of those patent rights related to Interleukin 12. Upon execution of this agreement, the Company paid an upfront license fee of CAD $264. In addition, as part of the initial consideration for the license, the Company issued to UHN 1,161,665 shares of the Company’s common stock and agreed to pay UHN up to $2,000 upon the closing of an IPO if certain criteria are met. The fair value of the shares issued to UHN of $480 and the upfront fee was expensed upon the execution of the agreement. Upon the closing of the IPO in 2018, as the criteria were met, the Company paid UHN $2,000. The Company was also required to pay UHN future annual license maintenance fees of CAD $50 on each anniversary of the effective date of the license agreement prior to expiration or termination and potential future milestone payments of up to CAD $19,275 upon the achievement of specified clinical and regulatory milestones. The Company also agreed to pay UHN royalties of a low single-digit percentage of net sales of licensed products sold by the Company. If the Company granted any sublicense rights under the license agreement, the Company agreed to pay UHN a low double-digit royalty percentage of any sublicense income received by the Company. The agreement also required the Company to meet certain diligence requirements based upon specified milestones.

Effective as of August 24, 2023, the Company and UHN agreed to terminate the Interleukin 12 License Agreement. Following the termination of the agreement, the Company does not have any remaining financial obligations to UHN pursuant to the Interleukin 12 License Agreement.

For the three months ended September 30, 2023 the Company did not incur any costs related to this agreement with UHN. For the three months ended September 30, 2022, the Company recorded research and development expense related to this agreement with UHN of $39. For the nine months ended September 30, 2023 and 2022, the Company recorded research and development expense related to this agreement with UHN of $37 and $39, respectively. No milestone fees were incurred related to this agreement in the three and nine months ended September 30, 2023 and 2022.

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

The Company has recognized no expenses related to the license for the three and nine months ended September 30, 2023 and 2022.

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

The Company has recognized no expenses related to this agreement for the three and nine months ended September 30, 2023 and 2022.

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

The Company has recognized no expenses related to this agreement for the three and nine months ended September 30, 2023 and 2022.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The Asset Purchase Agreement contains certain customary representations, warranties and covenants. The Asset Purchase Agreement also contains customary indemnification provisions pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of certain representations, warranties and covenants in connection with the Asset Sale, subject to specified caps and limitations. The Company has also agreed to a covenant that would prohibit the Company from engaging in specified activities that would compete with the cystinosis business, for a period of 5 years, subject to certain limitations and exceptions. The Company completed the Asset Sale on June 9, 2023. For the three and nine months ended September 30, 2023 the Company recognized $83,736 as a gain on asset sale, net of $3,764 transaction costs, related to legal, accounting, and financial advisory services and transferred prepaid assets.

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$104,541	$—	$—	$104,541
	$104,541	$—	$—	$104,541

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$91,095	$—	$—	$91,095
	$91,095	$—	$—	$91,095

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the nine months ended September 30, 2023, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid research and development expenses	$828	$4,509
Prepaid insurance	1,221	999
Other current assets	805	1,008
Prepaid compensation benefits	6	327
Tax incentive refund	—	269
Prepaid expenses and other current assets	$2,860	$7,112

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Property and equipment, net

Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Laboratory and office equipment	$5,973	$5,967
Leasehold improvements	629	629
Computer equipment	104	102
	6,706	6,698
Less: Accumulated depreciation and amortization	(4,421)	(3,804)
Reclassified to held for sale	(2,285)	—
Property and equipment, net	$—	$2,894

Reclassified to held for sale	$2,285	$—
Less: Loss on impairment	(902)	—
Less: Sales	(1,198)	—
Held for Sale	$185	$—

As of September 30, 2023, the Company had $185 of property and equipment classified as held for sale, and the Company's intention is to complete the sale of these assets within the fourth quarter of 2023. During the three and nine months ended September 30, 2023, $2,285 of assets were reclassified as held for sale and $1,198 were sold. For the three and nine months ended September 30, 2023, the Company recognized $902 as a loss on impairment on assets.

No depreciation or amortization expense was recognized for the three months ended September 30, 2023. Depreciation and amortization expense was $617 for the nine months ended September 30, 2023. Depreciation and amortization expense was $336 and $1,105, respectively, for the three and nine months ended September 30, 2022.

Restricted cash

As of September 30, 2023 and December 31, 2022, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements. The cash will be restricted until the termination or modification of the lease arrangement.

	September 30, 2023	December 31, 2022
Restricted cash	$283	$283
Restricted cash, net of current portion	400	—

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Research and development expenses	$1,479	$6,122
Compensation and benefit costs	2,402	4,175
Consulting and professional fees	1,120	1,224
Other liabilities	1	211
Accrued expenses and other current liabilities	$5,002	$11,732

6. Leases

On August 31, 2018, the Company entered into a sublease agreement for office and lab space located in Cambridge Massachusetts, United States, which was set to expire in October 2020. On June 9, 2020, the Company amended the terms of the sublease, which was set to expire in April 2022. Effective January 1, 2022, the Company amended the terms of the sublease, to extend the term through April 2023. In July 2022, the Company moved its corporate headquarters to its subleased space in this location.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Effective January 24, 2023, the Company amended the terms of the sublease, which is now set to expire in April 2024. The annual lease payments are subject to a 5% increase each year. In accordance with the lease agreement, the Company is required to maintain a security deposit of $283, which was recorded in restricted cash as of September 30, 2023 and December 31, 2022. In July 2023, the Company ceased use of the lab space. This resulted in an impairment of the right of use asset of $940, recognized in the third quarter of 2023.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which is set to expire in June 2025. The annual lease payments are fixed for years 1 and 2, and then subject to a 6.67% increase for years 3 through 5. In accordance with the lease agreement, the Company is required to maintain a security deposit of CAD$27, which was recorded in other long-term assets as of September 30, 2023 and December 31, 2022. In October 2022, the Company entered into a sublease agreement to sublease this space. The term of the sublease agreement commenced on October 1, 2022 and expires on June 29, 2025.

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive income (loss):

Three Months Ended September 30,
2023
Operating lease costs	$483
Sublease income	(23)
Total lease costs	$460

During the three months ended September 30, 2023 and 2022, the Company made cash payments for operating leases of $706 and $831, respectively. During the nine months ended September 30, 2023 and 2022, the Company made cash payments for operating leases of $2,088 and $2,493, respectively.

As of September 30, 2023, future minimum payments of operating lease liabilities are as follows (in thousands):

September 30, 2023
2023	$706
2024	1,033
2025	69
2026	—
2027	—
Thereafter	—
Total lease payments	$1,808
Less: interest	(82)
Plus: FX gain/loss	26
Present value of lease liabilities	$1,752

As of September 30, 2023, the weighted average remaining lease term was 0.8 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 15.59%. As of September 30, 2022, the weighted average remaining lease term was 1.0 year and the weighted average incremental borrowing rate used to determine the operating lease liability was 10.51%.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

7. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023 and 2022 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2023 and December 31, 2022, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

The Company could prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge (the “Prepayment Premium”) equal to: (a) 1.50% of amounts so prepaid, if such prepayment occurred during the first year following the Closing Date; (b) 1.00% of the amount so prepaid, if such prepayment occurred during the second year following the Closing Date; and (c) 0.00% of the amount so prepaid, if such prepayment occurred after the second year following the Closing Date.

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

During the three months ended September 30, 2023 the Company did not recognize any interest expense related to the Loan Agreement, and during the three months ended September 30, 2022 the Company recognized $482 of interest expense related to the Loan Agreement which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive income (loss), respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $1,917 and $1,280 of interest expense related to the Loan Agreement which is reflected in other (expense) income, net on the consolidated statements of operations and comprehensive income (loss), respectively. Of the $1,917 recognized during the nine months ended September 30, 2023, $939 is related to the loss on the extinguishment of debt due to the write off of the debt discount balance.

9. Stockholders’ Equity

Common Stock

As of September 30, 2023 and December 31, 2022, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of September 30, 2023 and December 31, 2022, no undesignated preferred stock was outstanding.

As of September 30, 2023, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of September 30, 2023 and December 31, 2022, the Company has reserved the following shares of common stock for future issuance:

	September 30, 2023	December 31, 2022
Shares reserved for exercise of outstanding stock options	5,922,447	9,423,271
Shares reserved for vesting of restricted stock units	1,224,997	940,392
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	7,287,262	5,005,295
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,332,587	1,467,026
Shares reserved for issuance under the 2019 Inducement Plan	1,137,800	786,656
Shares reserved for issuance under the 2020 Inducement Plan	1,700,000	1,637,000
Total shares of authorized common stock reserved for future issuance	18,605,093	19,259,640

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	9,423,271	$7.26	8.14	$22
Granted	123,501	$1.09
Exercised	(223,273)	$0.79
Cancelled or forfeited	(3,401,052)	$7.15
Outstanding as of September 30, 2023	5,922,447	$7.43	6.32	$1,068
Exercisable as of September 30, 2023	3,606,590	$10.16	4.82	$217

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 was $85. No options were exercised during the nine months ended September 30, 2022.

The weighted-average grant-date fair value of the Company’s stock options granted during the nine months ended September 30, 2023 and 2022 was $0.79 and $1.23, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2022	940,392	$3.62
Granted	1,548,117	$1.65
Vested	(283,835)	$4.98
Forfeited, cancelled or expired	(979,677)	$2.02
Issued and unvested as of September 30, 2023	1,224,997	$2.10

The total fair value of restricted stock units vested during the nine months ended September 30, 2023 and 2022 was $1,367 and $7, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$415	$448	$1,705	$2,169
General and administrative	1,804	2,208	4,579	7,098
Total stock-based compensation expense	$2,219	$2,656	$6,284	$9,267

As of September 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $6,282, which is expected to be recognized over a weighted-average period of 2.10 years.

11. Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$(21,577)	$(22,969)	$20,942	$(80,856)
Denominator:
Weighted-average common shares outstanding—basic	44,527,997	43,772,990	44,234,936	43,722,129
Weighted-average common shares outstanding—diluted	44,527,997	43,772,990	44,425,531	43,722,129
Net income (loss) per share applicable to common stockholders—basic	$(0.48)	$(0.52)	$0.47	$(1.85)
Net income (loss) per share applicable to common stockholders—diluted	$(0.48)	$(0.52)	$0.47	$(1.85)

The Company excluded the following potential common shares from the computation of diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	4,827,316	8,083,363	7,683,446	8,083,363
Restricted stock units	276,008	870,536	1,414,256	870,536
Employee stock purchase plan	—	—	4,976	—

12. Related Party Transactions

UHN

For the three months ended September 30, 2023 and 2022, the Company recognized $25 and $82, respectively, of research and development expense related to the license agreements with UHN. For the nine months ended September 30, 2023 and 2022, the Company recognized $97 and $145, respectively, of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

In the first quarter of 2023, the sublease for space that was previously provided by an entity affiliated with a member of the Company’s Board was assigned to Novartis. Therefore, for the three months ended September 30, 2023 the Company did not record expense related to a sublease to rent office and lab space provided by an entity affiliated with a member of the Company’s Board. For the three months ended September 30, 2022 the Company recorded $795 related to the sublease to rent office and lab space previously provided by an entity affiliated with a member of the Company’s Board. For the nine months ended September 30, 2023 and 2022, the Company recorded expenses of $754 and $2,381, respectively, related to the sublease to rent office and lab space previously provided by an entity affiliated with a member of the Company’s Board.

13. Restructuring Activities

In July 2023, the Board approved a reduction in the Company’s workforce by approximately 50% across different areas and functions in the Company’s July 2023 Workforce Reduction. The July 2023 Workforce Reduction was substantially completed by the end of July 2023. The Company informed affected employees in the July 2023 Workforce Reduction on July 12, 2023. Since the date of the July 2023 Workforce Reduction, the Company’s remaining employees have primarily focused on activities relating to halting further development of the Company’s programs, the pursuit of strategic alternatives, and the provision of services under the previously disclosed Separation Services Agreement between the Company and Novartis in connection with the sale to Novartis of the Company’s cystinosis gene therapy program. Under the July 2023 Workforce Reduction, the Company recognized total restructuring expenses of $3,685 for the three and nine months ended September 30, 2023. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. Approximately $2,782 of these payments were made during the three months ended September 30, 2023, $903 of these expenses were related to non-cash stock-based compensation expense, and there are no remaining accrued remaining payments at September 30, 2023.

Employee Severance and Other Benefits
Restructuring expenses	$3,685
Cash payments	(2,782)
Non-cash expenses	(903)
Liability included in accrued expenses and other current liabilities at September 30, 2023	$—

14. Subsequent Events

The Company’s workforce was reduced by 11 employees in the October 2023 Workforce Reduction effective as of October 31, 2023. Affected employees in the October 2023 Workforce Reduction were offered separation benefits, including severance payments. The Company estimates that the severance and termination-related costs will total approximately $1.2 million in the aggregate and expects to primarily record these charges in the fourth quarter of 2023. The Company expects that payments of these costs will substantially be made through the end of the fourth quarter of 2023.

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

Overview

We are a gene therapy company with a purpose to free people from a lifetime of genetic disease. Our company has been focused on developing potentially curative HSC gene therapies to treat patients with rare diseases following a single dose treatment regimen. The gene therapies we had been developing employ HSCs that are harvested from the patient and then modified with a lentiviral vector to insert the equivalent of a functional copy of the gene that is mutated in the target disease. We believe that our approach, which is designed to transform stem cells from patients into therapeutic products, has the potential to provide curative benefit for a range of diseases. Our development focus has been on a group of rare genetic diseases referred to as lysosomal disorders, some of which today are primarily managed with enzyme replacement therapies, or ERTs.

On July 12, 2023, following a comprehensive review of our business by our Board of Directors, we announced our intention to halt development of our programs and explore strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture.

Subsequently, in connection with ongoing cost reduction efforts related to our ongoing review of potential strategic alternatives, we have terminated all Company-sponsored treatment-related and Company-sponsored long-term follow-up clinical studies relating to our AVR-RD-02, or Gaucher disease type 1, program, and Company-sponsored long term follow-up studies relating to our AVR-RD-01, or Fabry disease, program (which we previously deprioritized). In addition, in September 2023, we terminated our agreements with the University of Manchester for the license and development of a gene therapy for MPSII, or Hunter syndrome, and discontinued our AVR-RD-05, or Hunter syndrome gene therapy program. Previously, in June 2023, we sold our cystinosis gene therapy program to Novartis Pharma AG and Novartis Pharmaceuticals Corporation, or collectively “Novartis”. As of the date of the filing of this Quarterly Report, we currently have a total of three gene therapy product candidates, none of which are currently in active clinical development, including AVR-RD-02 for the treatment of Gaucher disease type 1 and type 3, AVR-RD-03 for the treatment of Pompe disease and AVR-RD-01 for the treatment of Fabry disease.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through September 30, 2023, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our prior “at-the-market” facility, or our prior ATM facility; and gross proceeds, before deducting transaction costs, of $87.5 million from the sale of the Company’s cystinosis gene therapy program.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net income (loss) was $20.9 million and $(80.9) million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $468.5 million. Should we resume development of our product candidates, we would expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from preclinical development and clinical trials and seek regulatory approval of our product candidates. Should we resume development of our product candidates, we would expect to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

Should we resume development of our product candidates, we would need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations with proceeds from outside sources, with a majority of such proceeds to be derived from sales of equity, including the net proceeds from our follow-on offerings and sales of common stock under our prior ATM facility. We may also pursue additional funding from outside sources, including our expansion of, or our entry into, new borrowing arrangements and our entry into potential future collaboration agreements for one or more of our programs. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability, should we resume development of our product candidates. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fabry	$1,424	$1,568	$2,829	$5,464
Gaucher	2,382	2,085	9,796	4,998
Cystinosis	29	752	500	4,462
Hunter	4,879	2,634	6,597	4,577
Pompe	(55)	(29)	(58)	569
Other research activities	11	40	189	65
Unallocated research and development expenses	6,159	8,869	23,457	33,914
Total research and development expenses	$14,829	$15,919	$43,310	$54,049

Research and development activities will be central to our business model, should we resume development of our product candidates. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, should we resume development of our product candidates, we expect that our research and development expenses will increase substantially over the next several years, particularly as we increase personnel costs, including stock-based compensation, contractor costs and facilities costs, as we continue to advance the development of our product candidates. Should we resume development of our product candidates, we also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to our product candidates. See “Risk Factors—Risks related to our business, financial position and need for additional capital—We have incurred net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.”

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

We anticipate that we may continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company and our exploration of potential strategic alternatives. We anticipate the additional costs for these services could substantially increase our general and administrative expenses. Additionally, should we resume development of our product candidates, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the potential sales and marketing of our product candidates.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of interest income earned on our cash and cash equivalents and changes in foreign currency, and interest expense related to our Term Loan Agreement, which was repaid in full and terminated on June 9, 2023.

Consolidated Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$14,829	$15,919	$(1,090)
General and administrative	6,262	7,066	(804)
Total operating expenses	21,091	22,985	(1,894)
Loss on impairment	(1,842)	—	(1,842)
Loss from operations	(22,933)	(22,985)	52
Other (expense) income:
Interest income, net	1,407	111	1,296
Other expense	(51)	(95)	44
Total other expense, net	1,356	16	1,340
Net loss	$(21,577)	$(22,969)	$1,392

Research and Development Expenses

Research and development expenses decreased by approximately $1.1 million to $14.8 million for the three months ended September 30, 2023, from $15.9 million for the three months ended September 30, 2022. This decrease was driven by a $2.5 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation, a $2.1 million decrease in manufacturing costs, and a $0.3 million decrease in preclinical costs which was partially offset by a $3.8 million increase in development costs primarily related to the payment made in connection with the termination of the MPSII License Agreement.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended September 30, 2023, compared to $7.1 million for the three months ended September 30, 2022. This decrease of $0.8 million was driven by a $1.4 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation and a $0.6 million decrease in information technology-related costs which was partially offset by a $1.2 million increase in legal expenses.

Loss on Impairment

For the three months ended September 30, 2023 we recognized a $1.8 million loss on impairment. Of this amount, $0.9 million is related to the loss on impairment of property, plant, and equipment as a result of the reclassification of these assets to held for sale. In addition, $0.9 million is related to the loss on impairment of the right of use asset for the subleased lab space located in Cambridge, Massachusetts, which is no longer in use.

Other (Expense) Income, Net

Other (expense) income, net, was $1.4 million for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2022. This change is primarily due to the elimination of interest expense related to the Term Loan Agreement, which was paid off in the second quarter of 2023.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$43,310	$54,049	$(10,739)
General and administrative	18,730	26,128	(7,398)
Total operating expenses	62,040	80,177	(18,137)
Gain on asset sale	83,736	—	83,736
Loss on impairment	(1,842)	—	(1,842)
Income (loss) from operations	19,854	(80,177)	100,031
Other income (expense):
Interest income (expense), net	1,160	(544)	1,704
Other expense	(72)	(135)	63
Total other income (expense), net	1,088	(679)	1,767
Net income (loss)	$20,942	$(80,856)	$101,798

Research and Development Expenses

Research and development expenses decreased by approximately $10.7 million to $43.3 million for the nine months ended September 30, 2023, from $54.0 million for the nine months ended September 30, 2022. This decrease was driven by a $8.3 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation, a $3.8 million decrease in manufacturing costs, and a $1.7 million decrease in preclinical costs which was partially offset by a $3.1 million increase in development costs primarily related to the payment made in connection with the termination of the MPSII License Agreement.

General and Administrative Expenses

General and administrative expenses were $18.7 million for the nine months ended September 30, 2023, compared to $26.1 million for the nine months ended September 30, 2022. This decrease of $7.4 million was driven by an $8.6 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation and a $0.9 million decrease in information technology-related costs which was partially offset by a $2.0 million increase in legal expenses.

Gain on Asset Sale

For the nine months ended September 30, 2023 we recognized $83.7 million as a gain on asset sale, net of $3.8 million in transaction costs. We completed the Asset Sale on June 9, 2023.

Loss on Impairment

For the nine months ended September 30, 2023 we recognized a $1.8 million loss on impairment. Of this amount, $0.9 million is related to the loss on impairment of property, plant, and equipment as a result of the reclassification of these assets to held for sale. In addition, $0.9 million is related to the loss on impairment of the right of use asset for the subleased lab space located in Cambridge, Massachusetts, which is no longer in use.

Other Expense, Net

Other expense, net, was $1.1 million for the nine months ended September 30, 2023, compared to $(0.7) million for the nine months ended September 30, 2022. This change is primarily due to the elimination of interest expense related to the Term Loan Agreement, which was paid off in the second quarter of 2023.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our prior ATM facility. Through September 30, 2023, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our prior ATM facility; $15.0 million drawn in term loans under our Term Loan Agreement, which was repaid in full and terminated on June 9, 2023; and gross proceeds, before deducting transaction costs, of $87.5 million from the sale of our cystinosis gene therapy program.

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

In June 2020, we sold an aggregate of 384,140 shares of common stock under the prior ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $8.1 million.

In November 2020, we closed an underwritten public offering, or the November 2020 Follow-On Offering, of 5,000,000 shares of our common stock at a public offering price of $15.00 per share. The net proceeds to us from the November 2020 Follow-On Offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were $70.2 million.

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the prior ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of September 30, 2023, approximately $26.5 million of common stock remained available for future issuance under the prior ATM facility.

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

In July 2022, the July 2019 Shelf expired, and on November 8, 2022, we filed a shelf registration statement on Form S-3 with the SEC, or the November 2022 Shelf, which covered the offering, issuance and sale by us of up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. The December 2019 Shelf expired in December 2022, and the November 2022 Shelf carried forward unsold securities previously covered by the December 2019 Shelf, thus registering an aggregate total of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units. In connection with the November 2022 Shelf, we simultaneously entered into a new Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $50.0 million of our common stock from time to time in “at-the-market” offerings under the November 2022 Shelf, or the 2022 ATM Facility. As of the date of this report, we have not made any sales under the 2022 ATM Facility. On November 3, 2023, we withdrew the November 2022 Shelf. We will not make sales under the 2022 ATM Facility until a new shelf registration statement on Form S-3 is filed and declared effective.

As of September 30, 2023, we had cash and cash equivalents of $105.8 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(55,159)	$(73,535)
Net cash provided by (used in) investing activities	84,926	(267)
Net cash (used in) provided by financing activities	(16,088)	203
Net increase (decrease) in cash and cash equivalents	$13,679	$(73,599)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $55.2 million of cash, cash equivalents and restricted cash, resulting from our net income of $20.9 million offset by cash used by changes in our operating assets and liabilities of $3.8 million and non-cash charges of $72.3 million. The net change in our operating assets and liabilities was primarily due to a $6.7 million decrease in accrued expenses and other current liabilities and a $1.8 million decrease in current and non-current operating lease liabilities, partially offset by a $4.3 million decrease in prepaids and other current assets. The non-cash charges included $83.7 million of gain on asset sale, offset by $6.3 million of stock-based compensation expense, $1.8 million in non-cash asset impairment charges, $1.1 million in non-cash interest expense, $1.6 million in non-cash lease expense, and $0.6 million in depreciation and amortization expense.

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

Investing Activities

Net cash provided by investing activities was $84.9 million for the nine months ended September 30, 2023 compared to cash used by investing activities of ($0.3) million for the nine months ended September 30, 2022. The increase in cash provided by investing activities is related to the net proceeds received for the sale of the cystinosis program in the second quarter of 2023 for $83.7 million, and $1.2 million in proceeds from the sale of property, plant, and equipment.

Financing Activities

Net cash used by financing activities was $16.1 million for the nine months ended September 30, 2023 compared to cash provided by financing activities of $0.2 million for the nine months ended September 30, 2022. The change is related to the repayment of the Term Loan Agreement in the second quarter of 2023.

Funding Requirements

Should we resume development of our product candidates, we may not be able to resume activities at the same costs as previously, and we expect our expenses would increase substantially, particularly as we advance the preclinical activities and clinical trials of our product candidates. Our expenses would also increase, should we resume development of our product candidates, as we:

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 23, 2023, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of September 30, 2023, we had cash and cash equivalents of $105.8 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During the nine months ended September 30, 2023 and 2022, we recognized foreign currency transaction losses of $116 thousand and $70 thousand, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2023, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risks related to our strategic review process

We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner or at all, and any strategic transactions that we may consummate in the future could have negative consequences.

In July 2023, we announced that we are undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. For example, certain types of strategic transactions may require third party consents, such as stockholder approval, which could be difficult or costly to obtain. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

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

The market capitalization of our company is below the value of our current cash and cash equivalents. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including the programs in our pipeline for which we halted further development in July 2023. Further, the development and any potential commercialization of our product candidates, should we determine to resume development, will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval, as the case may be. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources to resume and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates. To the extent that the development of any of our product candidates is resumed following a strategic transaction, including by a potential counterparty, third-party licensee or other collaborator, such development will be subject to the risks related to product development discussed elsewhere in these Risk Factors.

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

The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties and regulatory commitments on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.

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

Since inception, we have incurred annual net losses. We incurred net losses of $105.9 million and $119.1 million for the years ended December 31, 2022 and 2021, respectively, and net income of $20.9 million for the nine months ended September 30, 2023. We historically financed our operations primarily through private placements of our preferred stock and, more recently, our initial public offering and follow-on public offerings of our common stock, as well as sales of our common stock under our prior ATM facility. Although we have established the 2022 ATM Facility, as of the date of this report, we have not made any sales under the 2022 ATM Facility, and we will not make sales under the 2022 ATM Facility unless and until a new shelf registration statement on Form S-3 is filed and declared effective. In addition, on November 2, 2021 we entered into the Loan and Security Agreement, or the Term Loan Agreement, by and among the Company, the lenders party thereto from time to time and Silicon Valley Bank or its successor, Silicon Valley Bank, a division of First-Citizens Bank & Trust company, which we refer to as SVB. In May 2023, we announced that we had entered into an Asset Purchase Agreement with Novartis providing for the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program for an aggregate cash payment of $87.5 million upon closing of the transaction. In June 2023, we announced the closing of this transaction, as well as the pay-off of all outstanding amounts due and owed, including principal, interest and other charges, under the Term Loan Agreement and the termination thereof.

We have devoted substantially all of our efforts to research and development, including clinical and preclinical development of our product candidates, as well as assembling our team. In July 2023, we announced the decision to halt further development of the Company’s programs and to conduct a comprehensive exploration of strategic alternatives, and as such, our research and development expenses have decreased. Should we resume development of our product candidates, we expect that research and development costs would increase significantly, that it will be several years, if ever, before we commercialize any product candidates, and that we would continue to incur significant expenses and increasing operating losses for the foreseeable future thereafter. We also anticipate that our expenses would increase substantially should we resume development of our product candidates and if, and as, we:

•
resume clinical trial enrollment activities, particularly if and as we commence or resume clinical-stage activities for our product candidates;
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

•
resume implementation of our plato platform as we seek to industrialize our HSC gene therapy approach into a robust, scalable and, if approved, commercially viable process;
•
hire and retain additional personnel, such as clinical, quality control, regulatory and scientific personnel;
•
expand our office space, infrastructure and facilities as needed to accommodate our employee base, including adding equipment and physical infrastructure to support our research and development; and
•
continue to incur additional public company-related costs.

We expect to continue to incur costs and expenditures in connection with the process of evaluating our strategic alternatives. Should we resume development of our product candidates, to become and remain profitable, we must successfully develop and eventually commercialize product candidates with significant market potential and acceptance. This will require us to be successful in a range of challenging activities, and our expenses will increase substantially as we seek to resume, initiate, conduct and complete preclinical and clinical trials of our product candidates, and manufacture, market and sell these or any future product candidates for which we may obtain marketing approval, if any, and satisfy any post-marketing requirements. Should we resume development of our product candidates, we may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our Company also could cause you to lose all or part of your investment.

Our audited financial statements for the year ended December 31, 2022 and the accompanying report of our independent registered public accounting firm included a discussion of the circumstances giving rise to substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern, the Company’s inability to raise adequate capital as and when needed and the Company’s ability to identify and successfully consummate any strategic alternative may create negative reactions to the price of our common stock and could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available at levels sufficient to fund our operations or on terms acceptable to us, or at all. In July 2023, we announced that we are undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture. Certain types of strategic alternatives, such as a reverse merger, may require the continuing business to raise capital in connection with such transaction, which financing may not be completed in a timely manner, on favorable terms or at all. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. Further, if we do not obtain additional funding and/or if a strategic transaction is not completed and we are unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

We have never generated revenue from product sales and do not expect to do so for the next several years, if ever.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully resume and complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Should we resume development of our product candidates, our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, success in:

•
re-initiating and completing research and preclinical and clinical development of our product candidates;
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

Should we resume development of our product candidates, particularly if we resume the research and development of, initiate further clinical trials of and seek marketing approval for, our product candidates and continue to enhance and optimize our vector technology and manufacturing processes, we expect our expenses would increase in connection with such activities. In July 2023, we announced we were halting further development of our programs. Following such announcement, in September 2023 we terminated our agreements with the University of Manchester for the license and development of a gene therapy for MPSII, or Hunter syndrome, and discontinued our AVR-RD-05, or Hunter syndrome gene therapy program. Previously, in June 2023, we sold our cystinosis gene therapy program to Novartis. As of the date of the filing of this Quarterly Report, we have a total of three gene therapy product candidates, for Gaucher, Pompe and Fabry diseases, none of which is currently in clinical development. Resumption of the development of these product candidates, if that were to occur, would require us to expend significant resources to advance these candidates. In addition, should we resume development of our product candidates and thereafter obtain marketing approval for any of our product candidates, we would expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Though we have halted further development of the Company’s programs to conduct a comprehensive exploration of strategic alternatives and have conducted reductions in force, we may incur significant costs in connection with a comprehensive review of strategic alternatives, and we have incurred, and may in the future incur, significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, should we resume development of our product candidates, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on reasonable terms, and/or if a strategic transaction is not completed, we may have to liquidate our assets. Our future capital requirements will depend on many factors, including:

•
our exploration of strategic alternatives to maximize stockholder value, including whether we are able to identify and implement any potential strategic alternatives, in a timely manner or at all, whether we realize all or any of the anticipated benefits of any such transaction and whether any such transactions would generate value for our stockholders;
•
should we resume development of our product candidates, the scope, progress, results and costs of drug discovery, laboratory testing, preclinical development and clinical trials for our product candidates, including the extent of any impacts from the COVID-19 pandemic or similar public health crisis on these activities;
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

Public health crises such as pandemics, epidemics, or any outbreak of an infectious disease or similar public health crises could adversely impact our business. For example, the COVID-19 pandemic disrupted normal business operations both in and outside of affected areas and has had significant negative impacts on businesses and financial markets worldwide. While we currently have no ongoing clinical development activities following our decision to halt our clinical development programs while we consider strategic alternatives, we continue to monitor our operations and follow applicable government recommendations, and the majority of our employees have adopted a “hybrid” work schedule which generally limits the number of people in our office at any particular time.

Notwithstanding these measures, the COVID-19 pandemic, including potential outbreaks of new variants, or any other public health crisis could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel are unable to perform their duties or have limited availability due any outbreak of an infectious disease or similar public health crises, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

In addition, clinical trial activities, should we resume any such activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which were adversely affected by the COVID-19 pandemic. For example, as the global healthcare community responded to the fluctuations in COVID-19 cases and hospitalizations, many hospitals, including our clinical sites, temporarily paused elective procedures, which included dosing of new patients with our investigational gene therapies. While we substantially resumed data collection and dosing of new patients until halting our development programs in July 2023, our ability to continue clinical activities without further delay or interruption, should we resume development of our programs, will depend on future developments that are highly uncertain and cannot be accurately predicted.

Additional factors from any public health crisis that may delay or otherwise adversely affect enrollment in or the progress of the clinical trials of our product candidates if we resume development of our programs, as well as our business generally, include:

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

These and other factors arising from public health crises could reemerge or worsen and adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. The extent to which any public health crisis impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the public health crisis, the efficacy and safety of vaccines, including against emerging variants, the ability of third parties to manufacture and distribute vaccines, among others.

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

The FDA continues to develop its guidance for assessing gene and cell therapy products. For example, the agency has released a series of draft and final guidance documents relating to, among other topics, various aspects of gene therapy product development, review, and approval, including aspects relating to clinical and manufacturing issues related to gene therapy products. In January 2020, the FDA released a final guidance with recommendations for long-term follow-up studies of patients following human gene therapy administration due to the increased risk of undesirable and unpredictable outcomes with gene therapies that may present as delayed adverse events. Foreign regulatory agencies also may have requirements for long term follow-up studies of patients following human gene therapy administration.

Our product candidates and the process for administering our product candidates may cause undesirable side effects or have other properties that, should we resume development of our product candidates, could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may experience changes in their health, including illnesses, injuries, discomforts or a fatal outcome. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of our product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier clinical trials, as well as conditions that did not occur or went undetected in previous clinical trials, will be reported by patients. Additionally, any early access to the Company’s investigational therapies, such as through expanded or Right to Try access or compassionate use, may lead to discovery of undesirable side effects, or other negative consequences that could have adverse impacts on our development programs for our product candidates. Gene therapies are also subject to the potential risk that occurrence of adverse events will be delayed following administration of the gene therapy due to persistent biological activity of the genetic material or other components of the vectors used to carry the genetic material. Many times, side effects are only detectable after investigational products are tested in larger scale, pivotal clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. FDA guidance advises that patients treated with gene therapies undergo long-term follow-up observation for potential adverse events for as long as 15 years. If additional clinical or long-term follow-up experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, we may be unable to resume our development programs and any further development of the product candidate may ultimately fail or be delayed.

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

In addition, across our Company-sponsored clinical trials we have dosed only four patients in the United States, and our interactions with the FDA have generally been limited. We cannot be certain how many additional clinical trials of any of our product candidates would be required or how such trials should be designed, should we resume development of our programs. In order to commence a clinical trial in the United States, we are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we submit to the FDA, or any similar CTA we submit in other countries, will be accepted. Should we resume development of our product candidates, there can be no assurance that we would be able to submit and secure similar clearances for any of our product candidates. We may also be required to conduct additional preclinical testing prior to filing an IND for any of our product candidates, and the results of any such testing may not be positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, the necessary clinical trials, could prevent us from or delay us in commercializing any of our product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials, should we resume development of our product candidates.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in ongoing or future studies or trials, should we resume development of any of our programs. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. For example, in January 2022 we announced the deprioritization of our Fabry program due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed Phase 2 FAB-GT patients. Although previously reported data from 13 patients treated across our clinical-stage programs had shown durable engraftment out 9 to 54 months, the new data from the five most recently dosed Phase 2 FAB-GT patients were discordant with these other data and showed variable engraftment. Data from three of the five patients showed both a reduction to near baseline levels in alpha-galactosidase A enzyme activity in leukocytes and plasma, and a reduction in vector copy number in whole blood, potentially suggesting resistance to persistent engraftment of the genetically modified cells observed at three to nine months post infusion of AVR-RD-01. Based on our internal assessment, we believe, due to the large degree of heterogeneity in Fabry disease, that in some cases there may be intrinsic resistance to engraftment related to the unique underlying pathophysiology of untreated Fabry disease, potentially caused by the persistently stressed vascular endothelium. However, while this belief is based on a thorough review and analysis conducted by the Company, it remains a hypothesis and, should we resume development of our product candidates, there can be no assurance that similar engraftment or other issues will not occur in clinical trials of our other product candidates, which are all based on our technology and the same HSC approach utilized for AVR-RD-01. For example, although we believe the variable engraftment data were caused by factors intrinsic to certain Fabry disease patients and we do not anticipate readthrough to other clinical trials should we resume development of our product candidates, if the variable engraftment data were actually caused, directly or indirectly, by any other factors, including any aspect of our plato platform or the conditioning process, we could see similar issues in other clinical trials.

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

Should we resume development of our product candidates, the timing and success of our patient enrollment and clinical trial activities would depend on our ability to recruit patients to participate as well as the completion of required follow-up periods. Patients may be unwilling to participate in our gene therapy clinical trials because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations, clinical trials in product candidates employing our vectors, the existence of current treatments or for other reasons. In addition, the indications that we have targeted and may in the future target are rare diseases, which may limit the pool of patients that may be enrolled in our clinical trials. Should we resume development of our product candidates, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

We historically expanded our patient enrollment activities to include patients who reside in a country other than the country where the applicable clinical site is located, and who are required to travel for some or all of the clinical testing and procedures required for patients in the applicable clinical trial. We have encountered and, should we resume development of our product candidates, in the future may continue to encounter logistical and regulatory challenges that could delay or prevent any such international patients from successfully enrolling and completing clinical trial procedures, including delays in processing or obtaining patient travel visas or denials of entry at borders, potential travel disruptions, or de-prioritization or unavailability of resources at clinical sites for non-resident international clinical trial participants, any of which could delay our progress and completion of planned clinical trials and which would have an adverse effect on our business. In addition, once these international patients return to their home country, they may need to travel back to the country where the applicable clinical site is located. If these patients are unwilling or unable to return to the clinical site for testing and procedures, progress and completion of the clinical trial could be delayed or prevented.

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

Should we resume development of our product candidates, we may encounter substantial delays in resuming our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. Should we resume development of our product candidates, we cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development, should we resume any clinical development programs, include:

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if we resume development of our product candidates and they are able to demonstrate safety and efficacy in clinical studies to support submitting such programs for marketing approval, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. If we are unable to obtain necessary regulatory approvals or labeling claims, our business, prospects, financial condition and results of operations would be materially and adversely affected.

Our commercially-scalable plato platform has been used in only two of our clinical trials and clinical development has been halted.

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

Should we resume development of our product candidates, we anticipate competing with biotechnology and pharmaceutical companies, many of which may have significantly greater resources than we do. For example, for Gaucher disease, Sanofi, Pfizer, and Takeda market existing enzyme replacement therapies, or ERTs, that represent the standard of care for Gaucher patients. For Gaucher disease we also expect that we would compete with oral therapies marketed by Johnson & Johnson and Sanofi. Sanofi also markets an enzyme replacement therapy for Pompe disease. In addition, we may compete with other gene therapy companies in our industry such as Freeline Therapeutics, Generation Bio, or Eli Lilly and Company. Freeline Therapeutics, for example, is developing an adeno-associated virus, or AAV based gene therapy for Gaucher disease type 1. Moreover, a number of gene therapy companies have announced preclinical or clinical non-viral and adeno-associated viral based gene therapy programs that, if successful in obtaining regulatory approval, could compete with our gene therapies. For example, several companies including AskBio (a subsidiary of Bayer AG) and Astellas Pharma have clinical programs for late onset Pompe disease and GeneCradle Therapeutics has announced a clinical program for infantile onset Pompe disease.

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

In addition, should we resume development of our product candidates, we may seek Fast Track Designation for some of our product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. However, the FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

If we request orphan drug designation (or the foreign equivalent) for product candidates, there can be no assurances that the FDA or applicable foreign regulatory authorities will grant such designation. Additionally, the designation of any of our product candidates as an orphan product does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

A marketing application for a product candidate with rare pediatric disease designation, or RPDD, if approved, may not meet the eligibility criteria for a Priority Review Voucher, or PRV, or the RPDD program may sunset before the FDA is able to consider eligibility for a voucher.

Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, should we resume development of our product candidates, we would need to request a rare pediatric disease PRV in our original BLA for any of our product candidates that previously received RPDD. The FDA may determine that any such BLA, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

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

The manufacturing process we use to produce our product candidates is complex, novel and has not been validated for commercial use. Should we resume development of our product candidates, several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

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

We have moved our cell processing to an automated, closed system with a sole source supplier. In addition, we have historically relied, and, should we resume development of our product candidates, expect to continue to rely, on sole source suppliers for vector supply, plasmid supply and cell culture media, as well as drug product manufacturing for our Company-sponsored clinical trials. Should we resume development of our product candidates, our sole source suppliers may be unwilling or unable to supply product to us reliably, continuously or at the levels we anticipate or are required by our clinical trial activities, or at all. Such suppliers could still delay, suspend, or terminate supply of product to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, intellectual property disputes with third parties, bankruptcy or insolvency, earthquakes or other natural disasters or other occurrences.

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

Should we resume development of our product candidates and we are required to switch to a replacement supplier or manufacture materials ourselves, the manufacture and delivery of our product candidates could be interrupted for an extended period, adversely affecting our business. Establishing additional or replacement suppliers may not be accomplished quickly, and we may not be able to enter agreements with replacement suppliers on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. If we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in further delay. For example, the FDA could require additional supplemental bridging data if we rely upon a new supplier. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. If we resume development of our product candidates, we would seek to maintain adequate inventory of the components and materials used in our product candidates; however, any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to conduct our clinical trials and, if our product candidates are approved, to meet the demand of our customers and cause them to cancel orders.

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

Our reliance on suppliers subjects us to a number of risks that, should we resume development of our product candidates, could materially harm our reputation, business, and financial condition, including, among other things:

•
delays in production, supply, shipment or delivery as a result of the COVID-19 pandemic or trade sanctions, embargoes, and heightened export requirements resulting from the war in Ukraine and the evolving conflicts in Israel and the Gaza Strip;
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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices, or GLP, and cGMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and have never been inspected by the FDA before. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, or if the FDA is unable to conduct such an inspection due to the COVID-19 pandemic or similar public health crisis, the FDA may issue a complete response letter or defer action on our applications, and approval of the products may be delayed or may not be granted.

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

We are highly dependent on principal members of our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Our former President and Chief Executive Officer, Geoff MacKay, resigned on May 1, 2023, and we have appointed our current Chief Financial Officer, Erik Ostrowski, as our interim President and Chief Executive Officer. In July 2023, in connection with the determination to halt further development of the Company’s programs and to conduct a comprehensive exploration of strategic alternatives, we paused our search for a permanent Chief Executive Officer. Accordingly, no assurance can be made as to when or if we will hire a permanent Chief Executive Officer. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. The loss of the services of one or more of our current executive or key employees might impede the achievement of our ongoing business commitments and strategic objectives.

Retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, remains critical to our success. We implemented a reduction in force in January 2022 in connection with the deprioritization of our Fabry disease program, and through the first half of 2022 we continued to streamline employee headcount including senior management. In July 2023, in connection with the determination to halt further development of the Company’s programs and to conduct a comprehensive exploration of strategic alternatives, we implemented a reduction in force by approximately 50% across different areas. The Company’s remaining workforce was further reduced by 11 employees in a workforce reduction implemented effective as of October 31, 2023. Reductions in force, management changes and program reprioritizations can have an adverse impact on employee morale. While we believe our relations with our continuing employees to be good, there can be no assurance that we can avoid retention challenges for skilled personnel as the Company explores potential strategic alternatives. There is currently a shortage of skilled executives and other personnel in our industry, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our ability to retain qualified personnel could be impacted by other factors, such as remote or hybrid working arrangements, which could impact employees’ productivity and morale. In addition, in recent months, the market price of our common stock has experienced significant downward pressure, resulting in “underwater” or “out-of-the-money” stock options for many of our employees, thereby limiting the desired retentive effect that our equity incentive program was intended to achieve. The inability to recruit, if necessary, or the loss of the services of any executive, key employee, skilled personnel, consultant or advisor may impede our business objectives. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our workforce reductions and restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Our restructuring plan may also be disruptive to our operations, for example, our reductions in force could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees, attrition beyond our reduction in force and employee litigation related to the reductions in force could be costly and prevent management from fully concentrating on the business.

Should we resume development of our product candidates, we may need to expand or streamline our operations and we may experience difficulties in managing any such changes, which could disrupt our operations.

Should we resume development of our product candidates, we may need to rapidly expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect, should we resume development of our product candidates, that our non-U.S. activities would increase in time. Should we resume development of our product candidates, we would also expect to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the United States Foreign Corrupt Practices Act’s accounting provisions.

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

We depend upon the intellectual property rights granted to us under licenses from third parties that are important or necessary to the development of our technology and products, including technology related to our manufacturing process and our gene therapy product candidates. In particular, we have in-licensed certain intellectual property rights and know-how from the University Health Network, or UHN, (relevant to AVR-RD-01 and our Fabry program, which we deprioritized in January 2022) and affiliates of Lund University (relevant to AVR-RD-02 and our Gaucher type 1 and type 3 programs). On October 3, 2023, we provided UHN with a notice of termination with respect to the Fabry license agreement, specifying an effective termination date of January 4, 2024. In addition, we have in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin, (relevant to AVR-RD-03 and our Pompe program) directed to compositions and methods related to the manufacture and use of AVR-RD-03. We also previously had in place in-licensed patent applications from The University of Manchester relevant to AVR-RD-05 and our Hunter program, which license agreement was terminated as of September 8, 2023. Any termination of our remaining licenses could result in the loss of significant rights and could harm or prevent our ability to commercialize our product candidates, should we resume development of such product candidates.

Each of our licenses with affiliates of Lund University and BioMarin are exclusive but are limited to particular fields, such as Gaucher disease type 1, or Pompe disease, and are subject to certain retained rights. Absent an amendment or additional agreement, we may not have the right to use intellectual property in-licensed for one of our programs for another program. In addition, licenses that we may enter into in the future may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. Licenses to additional third-party technology that may be required for our development programs may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. For example, pursuant to each of our intellectual property licenses with BioMarin and the rights holders associated with Lund University, our licensors retain control of such activities. Therefore, we cannot be certain that these patents and applications will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. If our licensors fail to maintain such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Our licensors and we have sought, and we intend to continue to seek to protect our proprietary position by filing patent applications in the United States and, in at least some cases, one or more countries outside the United States related to product candidates that are important to our business. However, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents, whether the claims of any issued patents will provide us with a competitive advantage, or whether we will be able to successfully pursue patent applications in the future related to our product candidates, should we resume development of our product candidates. While we have in-licensed patents and patent applications relevant to AVR-RD-03, we currently have no owned or in-licensed patents or patent applications covering AVR-RD-01 or AVR-RD-02. Some of our product candidates are in-licensed from third parties. Accordingly, in some cases, the availability and scope of potential patent protection is limited based on prior decisions by our licensors or the inventors, such as decisions on when to file patent applications or whether to file patent applications at all.

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

Our stock price is likely to be volatile. Since our initial public offering, or IPO, in June 2018, through November 2, 2023, the trading price of our common stock has ranged from $53.70 to $0.56. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for our common stock may be influenced by many factors, including:

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

Based on shares outstanding as of November 2, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 42% of our voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated stockholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this Quarterly Report, or our Annual Report or 2023 Proxy Statement. In particular, we have not included in this Quarterly Report, and did not include in our 2023 Proxy Statement, all of the executive compensation information that would be required if we were not an EGC. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. In addition, Russia’s invasion of Ukraine and the evolving events in Israel and the Gaza Strip may lead to a prolonged, adverse impact on global economic, social and market conditions. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. For example, while we do not have any current operations in Ukraine, Russia, Israel or the Gaza Strip, we do not know the extent to which continuing and evolving conflicts in such regions could impact any of our current suppliers and their ability to provide us with supplies and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

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

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business operations or, if we resume development of our product candidates, our product development programs.

Despite our security measures, our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. For example, in 2017 we were subjected to a cyberattack by a third party, which led to the theft of a portion of our funds. We implemented remedial measures promptly following this breach and do not believe that this breach had a material adverse effect on our business. In addition, in February 2019, one of our vendors was subject to a cyberattack by a third party, which resulted in the payment by us of a fraudulent invoice. We have implemented remedial measures following this breach and do not believe that this breach had a material effect on our business. However, if any cyberattack or data breach were to occur in the future and cause interruptions in our or our collaborators’, contractors’ or consultants’ operations, it could result in a material disruption of our business operations or, if we resume development of our product candidates, our product development programs, whether due to a loss of our business data, trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. should we resume development of our product candidates. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the development and commercialization of our product candidates, should we resume their development, could be delayed.

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

AVROBIO, INC.

Date: November 9, 2023	By:	/s/ Erik Ostrowski
Erik Ostrowski
President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)