Form 10-Q
period 2024-03-31
AVROBIO, Inc.
filed 2024-05-09
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38537

AVROBIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-0710585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Broadway Fourteenth Floor Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 914-8420

100 Technology Square

Sixth Floor

Cambridge, Massachusetts 02139

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 2, 2024, the registrant had 44,893,750 shares of common stock, $0.0001 par value per share, outstanding.

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

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including AVROBIO’s consolidated financial statements and the related notes, as well as in other documents that AVROBIO files with the Securities and Exchange Commission, or the SEC. The risks summarized above or described in full below are not the only risks that AVROBIO faces. Additional risks and uncertainties not precisely known to AVROBIO, or that AVROBIO currently deems to be immaterial may also materially adversely affect AVROBIO’s business, financial condition, results of operations and future growth prospects.

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

All of AVROBIO’s forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. AVROBIO can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in AVROBIO’s other public disclosures or its other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect AVROBIO’s business, prospects, financial condition and results of operations. Except as required by law, AVROBIO does not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by AVROBIO following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks

All brand names or trademarks appearing in this Quarterly Report are the property of their respective holders. Unless the context requires otherwise, references in this Quarterly Report to the “Company,” “AVROBIO,” “we,” “us,” and “our” refer to AVROBIO, Inc.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$90,481	$98,020
Restricted cash	283	283
Prepaid expenses and other current assets	1,074	1,958
Total current assets	91,838	100,261
Operating lease assets	110	432
Restricted cash, net of current portion	400	400
Total assets	$92,348	$101,093
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$243	$27
Accrued expenses and other current liabilities	3,042	5,449
Operating lease liabilities	224	878
Total current liabilities	3,509	6,354
Total liabilities	3,509	6,354
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000 shares authorized; 44,882 and 44,654 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	572,918	572,010
Accumulated deficit	(484,083)	(477,275)
Total stockholders’ equity	88,839	94,739
Total liabilities and stockholders’ equity	$92,348	$101,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$683	$17,333
General and administrative	7,258	7,887
Total operating expenses	7,941	25,220
Loss from operations	(7,941)	(25,220)
Other income:
Interest income, net	1,146	248
Other (expense) income, net	(13)	15
Total other income, net	1,133	263
Net loss and comprehensive loss attributable to common stockholders—basic and diluted	$(6,808)	$(24,957)
Earnings per share:
Net loss per share — basic and diluted	$(0.15)	$(0.57)
Shares used in computing earnings per share:
Weighted-average number of common shares outstanding — basic and diluted	44,791	44,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	43,916	$4	$564,798	$(489,432)	$75,370
Vesting of restricted stock units	105	—	—	—	—
Exercise of stock options	46	—	42	—	42
Issuance of common stock under the 2018 employee stock purchase plan	21	—	13	—	13
Stock-based compensation expense	—	—	2,530	—	2,530
Net loss	—	—	—	(24,957)	(24,957)
Balance as of March 31, 2023	44,088	$4	$567,383	$(514,389)	$52,998

	Three Months Ended March 31, 2024
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	44,654	$4	$572,010	$(477,275)	$94,739
Vesting of restricted stock units	191	—	—	—	—
Exercise of stock options	33	—	26	—	26
Issuance of common stock under the 2018 employee stock purchase plan	4	—	4	—	4
Stock-based compensation expense	—	—	878	—	878
Net loss	—	—	—	(6,808)	(6,808)
Balance as of March 31, 2024	44,882	$4	$572,918	$(484,083)	$88,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,808)	$(24,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	878	2,530
Depreciation and amortization expense	—	328
Non-cash interest expense	—	80
Non-cash lease expense	322	592
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	884	2,187
Accounts payable	216	207
Current and non-current operating lease liabilities	(654)	(600)
Accrued expenses and other current liabilities	(2,407)	(651)
Net cash used in operating activities	(7,569)	(20,284)
Cash flows from investing activities:
Purchases of property and equipment	—	(8)
Net cash used in investing activities	—	(8)
Cash flows from financing activities:
Proceeds from exercise of stock options	26	42
Proceeds from issuance of ESPP shares	4	13
Net cash provided by financing activities	30	55
Net decrease in cash, cash equivalents and restricted cash	(7,539)	(20,237)
Cash, cash equivalents and restricted cash at beginning of period	98,703	92,846
Cash, cash equivalents and restricted cash at end of period	$91,164	$72,609
Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$—	$463
Lease liability arising from obtaining right-of-use assets	—	2,392
Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents, end of period	$90,481	$72,326
Restricted cash	683	283
Cash, cash equivalents and restricted cash, end of period	$91,164	$72,609

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

On July 12, 2023, following a comprehensive review of the Company’s business by its Board of Directors (the “Board”), the Company announced its intention to halt development of its programs and explore strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture. The decision was not related to any safety or medical issues or negative regulatory feedback related to the Company’s programs. On January 30, 2024, the Company entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with Alpine Merger Subsidiary, Inc. (“Merger Sub”), a direct, wholly owned subsidiary of the Company, and Tectonic Therapeutic, Inc. (“Tectonic”) pursuant to which Merger Sub will merge with and into Tectonic, with Tectonic surviving as a wholly-owned subsidiary of the Company (the “Merger”).

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

The Company has devoted substantially all of its efforts to research and development, business planning, acquiring operating assets, seeking protection for its technology and product candidates, and raising capital. Since inception, the Company has had recurring losses and has funded its operations through sales of preferred stock and common stock, a term loan facility and the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. As of March 31, 2024, the Company had an accumulated deficit of $484,083. The Company expects that its cash and cash equivalents of $90,481 as of March 31, 2024 will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”).

On May 19, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Novartis Pharma AG and Novartis Pharmaceuticals Corporation (collectively, “Novartis”), providing for the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. The aggregate consideration to the Company consisted of a cash payment of $87,500 upon closing of the transaction. The Company completed the Asset Sale on June 9, 2023 and recognized $83,736 as a gain on asset sale, net of $3,764 transaction costs, in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2024. See Note 3 for further discussion.

In July 2023, the Board approved a reduction in the Company’s workforce by approximately 50% across different areas and functions in the Company (the “July 2023 Workforce Reduction”). The July 2023 Workforce Reduction was substantially completed by the end of July 2023. The Company informed affected employees in the July 2023 Workforce Reduction on July 12, 2023. Since the date of the July 2023 Workforce Reduction, the Company’s remaining employees have primarily focused on activities relating to halting further development of the Company’s programs, the pursuit of strategic alternatives, and the provision of services under the previously disclosed Separation Services Agreement between the Company and Novartis in connection with the sale to Novartis of the Company’s cystinosis gene therapy program. The Company’s remaining workforce was further reduced by 11 employees in a workforce reduction implemented effective as of October 31, 2023 (the “October 2023 Workforce Reduction”). The Company’s workforce was further reduced by 8 employees in the December 2023 Workforce Reduction effective as of December 31, 2023 (the

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

“December 2023 Workforce Reduction”). Affected employees in the July 2023 Workforce Reduction, October 2023 Workforce Reduction, December 2023 Workforce Reduction, and February 2024 Workforce Reduction were offered separation benefits, including severance payments. See Note 12 for further discussion.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements (the “unaudited condensed consolidated financial statements”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and ASU of the FASB.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and the results of its operations for the three months ended March 31, 2024 and 2023, its statements of stockholders’ equity for the three months ended March 31, 2024 and 2023 and its statement of cash flows for the three months ended March 31, 2024 and 2023.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.

The unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2024, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Prior to the adoption of ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. After adoption of ASU 2018-07, the measurement date for non-employee awards is the later of the adoption date of ASU 2018-07, or the date of grant, without change in the fair value of the award. For stock-based awards granted to nonemployees subject to graded vesting that only contain service conditions, the Company has elected to recognize stock-based compensation expense using the straight-line recognition method.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

In October 2023, the FASB issued ASU 2023-06 “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“Codification”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety Codification topics, allow investors to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this ASU should be applied prospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures.

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

For the three months ended March 31, 2024, the Company did not incur costs related to the CRFA. For the three months ended March 31, 2023, the Company incurred $1,610 related to the CRFA.

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

For the three months ended March 31, 2024, the Company did not incur research and development expense related to this agreement with UHN. For the three months ended March 31, 2023 the Company recorded research and development expense related to this agreement with UHN of $34, which consists of reimbursable funded study trial costs. No milestone or maintenance fees were incurred related to this agreement in the three months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024, the Company did not incur research and development expense related to this agreement with UHN. For the three months ended March 31, 2023 the Company recorded research and development expense related to this agreement with UHN of $37. No milestone fees were incurred related to this agreement in the three months ended March 31, 2024 and 2023.

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

The Company has recognized no expenses related to the license for the three months ended March 31, 2024 and 2023.

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

The Company has recognized no expenses related to this agreement for the three months ended March 31, 2024 and 2023.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The Company has recognized no expenses related to this agreement for the three months ended March 31, 2024 and 2023.

Sale of Cystinosis Program

On May 19, 2023, the Company entered into the Asset Purchase Agreement with Novartis, providing for the sale of the Company’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of the Company specifically related to this program. In addition, pursuant to the Asset Purchase Agreement, the Company has granted an exclusive license to Novartis to use certain intellectual property of the Company, which consists of certain proprietary elements of the Company’s plato®gene therapy platform technology specifically within the field of cystinosis. The foregoing transactions contemplated by the Asset Purchase Agreement are referred to as the “Asset Sale.” The Company has also agreed not to assert claims against Novartis for violations of certain other Company intellectual property rights in connection with Novartis’s exercise of the exclusive license granted to it under the Asset Purchase Agreement, and for violations of the licensed intellectual property, except in connection with activities by Novartis in the fields of Gaucher disease, Pompe disease, Hunter syndrome and Fabry disease, or indemnification claims under the Asset Purchase Agreement. The aggregate consideration to the Company consisted of a cash payment of $87,500 upon closing of the transaction. During the year ended December 31, 2023, the Company recognized $83,736 as a gain on asset sale, net of $3,764 in transaction costs, in the consolidated statement of operations and comprehensive income (loss).

4. Fair Value Measurement

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$89,229	$—	$—	$89,229
	$89,229	$—	$—	$89,229

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$96,707	$—	$—	$96,707
	$96,707	$—	$—	$96,707

The fair value of cash equivalents was determined through quoted prices by third-party pricing services.

During the three months ended March 31, 2024, there were no transfers between levels.

5. Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Other current assets	$626	$570
Prepaid insurance	411	816
Prepaid research and development expenses	37	572
Prepaid expenses and other current assets	$1,074	$1,958

Restricted cash

As of March 31, 2024 and December 31, 2023, the Company had restricted cash as presented in the table below, which consists of cash used to secure letters of credit for the benefit of the landlord in connection with the Company’s lease agreements as well as

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

restricted cash related to the Company’s corporate credit card program. The cash will be restricted until the termination or modification of the lease arrangement and corporate credit card program, respectively.

	March 31, 2024	December 31, 2023
Restricted cash	$283	$283
Restricted cash, net of current portion	400	400

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Consulting and professional fees	$1,630	$892
Compensation and benefit costs	686	3,463
Research and development expenses	396	711
Other liabilities	330	383
Accrued expenses and other current liabilities	$3,042	$5,449

6. Leases

On August 31, 2018, the Company entered into a sublease agreement for office and lab space located in Cambridge Massachusetts, United States, which originally was set to expire in October 2020 but was subsequently amended and expired on April 30, 2024. In July 2022, the Company moved its corporate headquarters to this subleased location. Effective January 24, 2023, the Company amended the terms of the sublease, which expired on April 30, 2024. In accordance with the sublease agreement, the Company was required to maintain a security deposit of $283, which was recorded in restricted cash as of March 31, 2024 and December 31, 2023. In July 2023, the Company ceased use of the lab space. This resulted in an impairment of the right of use asset of $940, recognized in the third quarter of 2023. Effective as of April 22, 2024, the Company moved its corporate headquarters to its current location at One Broadway, 14th Floor, Cambridge, Massachusetts 02142.

On June 1, 2020, the Company entered into a lease agreement for office space located in Toronto, Ontario, Canada, which was set to expire in June 2025. On October 31, 2023, the lease agreement was terminated. In accordance with the lease agreement, the Company was required to maintain a security deposit of CAD$27. In October 2022, the Company entered into a sublease agreement to sublease this space. The term of the sublease agreement commenced on October 1, 2022 and was set to expire on June 29, 2025. The sublease was also terminated on October 31, 2023.

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Operating lease costs	$339	$670
Sublease income	—	(23)
Total lease costs	$339	$647

During the three months ended March 31, 2024 and 2023, the Company made cash payments for operating leases of $672 and $687, respectively.

As of March 31, 2024, future minimum payments of operating lease liabilities are as follows:

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

March 31, 2024
2024	$224
2025	—
2026	—
2027	—
Thereafter	—
Total lease payments	$224
Less: interest	—
Present value of lease liabilities	$224

As of March 31, 2024, the weighted average remaining lease term was 0.1 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 16.15%. As of March 31, 2023, the weighted average remaining lease term was 1.2 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 15.67%.

7. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2024 and 2023 and to the best of the Company’s knowledge, no material legal proceedings are currently pending or threatened.

Other

The Company is also party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2024 and December 31, 2023, or royalties on future sales. No milestone or royalty payments under these agreements are expected to be payable in the immediate future, except as disclosed in Note 3 “License Agreements.”

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

8. Stockholders’ Equity

Common Stock

As of March 31, 2024 and December 31, 2023, the authorized capital stock of the Company included 150,000,000 shares of common stock, $0.0001 par value and 10,000,000 shares of undesignated preferred stock. As of March 31, 2024 and December 31, 2023, no undesignated preferred stock was outstanding.

Through March 31, 2024, no cash dividends have been declared or paid.

Common Stock Reserved for Future Issuance

As of March 31, 2024 and December 31, 2023, the Company has reserved the following shares of common stock for future issuance:

	March 31, 2024	December 31, 2023
Shares reserved for exercise of outstanding stock options	4,812,817	5,142,272
Shares reserved for vesting of restricted stock units	677,785	936,358
Shares reserved for issuance under the 2018 Stock Option and Grant Plan	8,299,245	7,978,667
Shares reserved for issuance under the 2018 Employee Stock Purchase Plan	1,771,748	1,771,748
Shares reserved for issuance under the 2019 Inducement Plan	1,511,183	1,407,211
Shares reserved for issuance under the 2020 Inducement Plan	1,700,000	1,700,000
Total shares of authorized common stock reserved for future issuance	18,772,778	18,936,256

9. Stock-based Compensation

Stock Option Valuation

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,142,272	$7.33	6.24	$663
Granted	—	$—
Exercised	(32,756)	$0.79
Cancelled or forfeited	(296,699)	$9.71
Outstanding as of March 31, 2024	4,812,817	$7.23	6.09	$519
Exercisable as of March 31, 2024	3,639,245	$8.45	5.46	$346

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $16 and $1, respectively.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Restricted Stock Units

The following table summarizes the Company’s restricted common stock units for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Issued and unvested as of December 31, 2023	936,358	$2.13
Granted	60,251	$1.31
Vested	(190,973)	$1.71
Forfeited, cancelled or expired	(127,851)	$2.49
Issued and unvested as of March 31, 2024	677,785	$2.11

The total fair value of restricted stock units vested during the three months ended March 31, 2024 and 2023 was $326 and $194, respectively.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$170	$622
General and administrative	708	1,908
Total stock-based compensation expense	$878	$2,530

As of March 31, 2024, total unrecognized compensation cost related to the unvested stock-based awards was $2,911, which is expected to be recognized over a weighted-average period of 1.91 years.

10. Net Income (Loss) Per Share

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

The following potentially dilutive common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	4,812,817	9,154,769
Restricted stock units	677,785	2,026,338

11. Related Party Transactions

UHN

For the three months ended March 31, 2024, the Company did not recognize research and development expense related to the license agreements with UHN. For the three months ended March 31, 2023, the Company recognized $71 of research and development expense related to the license agreements with UHN. Refer to Note 3 “License Agreements” for additional information regarding the UHN license agreements.

Others

In the first quarter of 2023, the sublease for space that was previously provided by an entity affiliated with a member of the Company’s Board was assigned to Novartis. Therefore, for the three months ended March 31, 2024 the Company did not record expense related to a sublease to rent office and lab space provided by an entity affiliated with a member of the Company’s Board. For

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

the three months ended March 31, 2023 the Company recorded $652 related to the sublease to rent office and lab space previously provided by an entity affiliated with a member of the Company’s Board.

12. Restructuring Activities

In July 2023, the Board approved a reduction in the Company’s workforce by approximately 50% across different areas and functions in the Company’s July 2023 Workforce Reduction. The July 2023 Workforce Reduction was substantially completed by the end of July 2023. The Company informed affected employees in the July 2023 Workforce Reduction on July 12, 2023. Since the date of the July 2023 Workforce Reduction, the Company’s remaining employees have primarily focused on activities relating to halting further development of the Company’s programs, the pursuit of strategic alternatives, and the provision of services under the previously disclosed Separation Services Agreement between the Company and Novartis in connection with the sale to Novartis of the Company’s cystinosis gene therapy program. Under the July 2023 Workforce Reduction, the Company recognized total restructuring expenses of $3,015 for the year ended December 31, 2023, recognized as $1,800 and $1,215 of research and development and general and administrative expense, respectively, in the consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2024 and 2023, no related expense was recognized. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. Approximately $479 of these expenses were related to non-cash stock-based compensation expense, and there are no remaining accrued payments as of March 31, 2024.

The Company’s workforce was reduced by 11 employees in the October 2023 Workforce Reduction effective as of October 31, 2023. Under the October 2023 Workforce Reduction, the Company recognized total restructuring expenses of $1,093 for the year ended December 31, 2023 recognized as research and development expense in the consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2024 and 2023, no related expense was recognized. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. There are no remaining accrued payments as of March 31, 2024.

The Company’s workforce was reduced by 8 employees in the December 2023 Workforce Reduction effective as of December 31, 2023. Under the December 2023 Workforce Reduction, the Company recognized total restructuring expenses of $950 for the year ended December 31, 2023 recognized as $866 and $64 of research and development and general and administrative expense, respectively, in the consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2024 the Company recognized $74 and $9 of research and development and general and administrative expense, respectively, in the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2023, no related expense was recognized. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. There are no remaining accrued payments as of March 31, 2024.

The Company’s workforce was reduced by 2 employees in the February 2024 Workforce Reduction effective as of February 29, 2024. Under the February 2024 Workforce Reduction, the Company recognized total restructuring expenses of $241 for the three months ended March 31, 2024 recognized as $146 and $96 of research and development and general and administrative expense, respectively, in the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2023, no related expense was recognized. These one-time employee termination benefits are related to affected employees, who were offered separation benefits, including severance payments. There are no remaining accrued payments as of March 31, 2024.

Three Months Ended March 31,
2024
Restructuring expenses	$5,299
Cash payments	(4,820)
Non-cash expenses	(479)
Liability included in accrued expenses and other current liabilities at March 31, 2024	$—

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our subsequent filings with the SEC.

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

On July 12, 2023, following a comprehensive review of our business by our Board of Directors, or the AVROBIO Board, we announced our intention to halt development of our programs and explore strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture.

Subsequently, in connection with ongoing cost reduction efforts related to our ongoing review of potential strategic alternatives, we have terminated all Company-sponsored treatment-related and Company-sponsored long-term follow-up clinical studies relating to our AVR-RD-02, or Gaucher disease type 1, program, and Company-sponsored long term follow-up studies relating to our AVR-RD-01, or Fabry disease, program (which we previously deprioritized). In addition, in September 2023, we terminated our agreements with the University of Manchester for the license and development of a gene therapy for MPSII, or Hunter syndrome, and discontinued our AVR-RD-05, or Hunter syndrome gene therapy program. Previously, in June 2023, we sold our cystinosis gene therapy program to Novartis Pharma AG and Novartis Pharmaceuticals Corporation, or collectively Novartis. As of the date of the filing of this Quarterly Report, we currently have a total of three gene therapy product candidates, none of which are currently in active clinical development, including AVR-RD-02 for the treatment of Gaucher disease type 1 and type 3, AVR-RD-03 for the treatment of Pompe disease and AVR-RD-01 for the treatment of Fabry disease.

After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on January 30, 2024, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Alpine Merger Subsidiary, Inc., our direct, wholly owned subsidiary, or Merger Sub, and Tectonic pursuant to which Merger Sub will merge with and into Tectonic, with Tectonic surviving as our wholly-owned subsidiary, such transaction referred to hereinafter as the merger. The merger was unanimously approved by the AVROBIO Board, and the AVROBIO Board resolved to recommend approval of the Merger Agreement to AVROBIO stockholders. In connection with the merger, certain investors have agreed to purchase shares of Tectonic common stock at a purchase price of $12.39908 per share, subject to and immediately prior to the closing of the merger, pursuant to the terms of a subscription agreement entered into by such investors and Tectonic, or the Subscription Agreement, and certain investors have consummated or will consummate certain additional purchases of Tectonic common stock pursuant to the conversion of certain simple agreements for future equity, or SAFEs, entered into by such investors and Tectonic, or the Tectonic SAFEs, for an aggregate purchase price among the transactions contemplated by the Subscription Agreement and such Tectonic SAFEs of approximately $130.7 million, such transactions collectively, the private financings. At the effective time of the merger, each share of then-outstanding Tectonic common stock will be converted into the right to receive a number of shares of AVROBIO common stock, equal to the exchange ratio as set forth in the Merger Agreement, or the exchange ratio. Concurrently with the closing of the merger, and assuming approval by AVROBIO stockholders, we anticipate effecting a reverse stock split, or the reverse stock split, at a ratio in the range between 1:3 to 1:30, inclusive. Additionally, at or prior to the effective time of the merger, AVROBIO and a rights agent will enter into a Contingent Value Rights Agreement, or CVR Agreement, pursuant to which AVROBIO stockholders of record as of immediately prior to such effective time (including holders of AVROBIO common stock issued upon settlement of the AVROBIO restricted stock units, or RSUs) will receive one non-transferable contingent value right, or CVR for each outstanding share of AVROBIO common stock held by such stockholder on such date.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

The closing of the merger is subject to approval by AVROBIO stockholders and Tectonic stockholders, as well as other customary closing conditions including Nasdaq’s approval of the listing of the shares of the AVROBIO common stock to be issued in connection with the proposed merger. The closings of the private financings are conditioned upon the satisfaction or waiver of the conditions to the closing of the merger as well as certain other conditions. The closing of the merger is conditioned upon the satisfaction or waiver of the receipt of cash proceeds not less than $114.5 million in connection with the consummation of the transactions contemplated by the private financings. If the transactions are completed, the business of Tectonic will continue as the business of the combined company.

AVROBIO’s future operations are highly dependent on the success of the merger and there can be no assurances that the merger will be successfully consummated. There can be no assurance that the strategic review process or any transaction relating to a specific asset, including the merger and any AVROBIO asset sale (as defined below), will result in AVROBIO pursuing such a transaction(s), or that any transaction(s), if pursued, will be completed on terms favorable to AVROBIO and its stockholders in the existing AVROBIO entity or any possible entity that results from a combination of entities. If the strategic review process is unsuccessful, and if the merger is not consummated, the AVROBIO Board may decide to pursue a dissolution and liquidation of our company.

Since our inception in 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs and planning for potential commercialization. To date, we have not generated any product revenue and have financed our operations primarily through the private placement of our securities and through public offerings of our common stock. Through March 31, 2024, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our initial public offering, or IPO, and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock through our prior “at-the-market” facility, or our prior ATM facility; $15.0 million drawn in term loans under the Term Loan Agreement (as defined below), which was repaid in full and terminated on June 9, 2023; and gross proceeds, before deducting transaction costs, of $87.5 million from the sale of the Company’s cystinosis gene therapy program.

Additionally, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates and programs. Our net loss was $6.8 million and $25.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $484.1 million. Should we resume development of our product candidates, we would expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from preclinical development and clinical trials and seek regulatory approval of our product candidates. Should we resume development of our product candidates, we would expect to expend significant resources to advance these candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

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

The table below summarizes our research and development expenses related to our product candidates (in thousands):

	Three Months Ended March 31,
	2024	2023
Fabry	$(34)	$1,256
Gaucher	(25)	5,119
Cystinosis	—	456
Hunter	—	1,653
Pompe	—	24
Other research activities	(12)	45
Unallocated research and development expenses	754	8,780
Total research and development expenses	$683	$17,333

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Other (Expense) Income, Net

Other (expense) income, net primarily consists of interest income earned on our cash and cash equivalents, changes in foreign currency, and interest expense related to the Term Loan Agreement.

Consolidated Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$683	$17,333	$(16,650)
General and administrative	7,258	7,887	(629)
Total operating expenses	7,941	25,220	(17,279)
Loss from operations	(7,941)	(25,220)	17,279
Other income:
Interest income, net	1,146	248	898
Other (expense) income, net	(13)	15	(28)
Total other income, net	1,133	263	870
Net loss	$(6,808)	$(24,957)	$18,149

Research and Development Expenses

Research and development expenses decreased by approximately $16.7 million to $0.7 million for the three months ended March 31, 2024, from $17.3 million for the three months ended March 31, 2023. This decrease was driven by a $6.7 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation, a $5.7 million decrease in development costs, a $2.7 million decrease in manufacturing costs, a $0.2 million decrease in preclinical costs, and a $1.2 million decrease in allocated facility expense.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended March 31, 2024, compared to $7.9 million for the three months ended March 31, 2023. This decrease of $0.6 million was driven by a $2.5 million decrease in personnel-related and consulting costs, including non-cash stock-based compensation, a $0.4 million decrease in rent expense, a $0.3 million decrease in depreciation expense, and a $0.3 million decrease in information technology-related costs which were partially offset by a $1.7 million increase in legal expenses and a $1.2 million increase in allocated facility expense.

Other Income, Net

Other income, net, was $1.1 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023. This change is primarily due to the elimination of interest expense related to the Term Loan Agreement, which was paid off in the second quarter of 2023.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and our common stock through our IPO, and we have raised additional capital through subsequent follow-on offerings and our prior ATM facility. Through March 31, 2024, we had received gross cash proceeds of $87.5 million from sales of our preferred stock; gross cash proceeds, before deducting underwriting discounts and commissions and expenses, of $428.1 million from sales of our common stock through our IPO and follow-on offerings; gross cash proceeds, before deducting commissions and expenses, of $23.5 million from sales of our common stock under our prior ATM facility; $15.0 million drawn in term loans under our Term Loan Agreement, which was repaid in full and terminated on June 9, 2023; and gross proceeds, before deducting transaction costs, of $87.5 million from the sale of our cystinosis gene therapy program.

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

In May 2021, we sold an aggregate of 1,829,268 shares of common stock under the prior ATM facility for net proceeds, after deducting commissions and other offering expenses payable by us, of $14.5 million. As of March 31, 2024, approximately $26.5 million of common stock remained available for future issuance under the prior ATM facility.

On November 2, 2021, or the Closing Date, we entered into the Term Loan Agreement. The Term Loan Agreement provided for (i) on the Closing Date, $30.0 million aggregate principal amount of term loans available through October 31, 2023; (ii) an additional $20.0 million in term loan facilities available through October 31, 2023 upon the achievement of certain regulatory or clinical milestones prior to the time of draw, or the Milestone Funding; and (iii) an additional discretionary $15.0 million term loan facility available upon our request and approval by the Agent and the Lenders, or, collectively, the Term Loans. We drew $15.0 million in term loans on the Closing Date. On June 9, 2023, upon the closing of the Asset Sale, all outstanding amounts due and owed, including principal, interest, and other charges, under the Term Loan Agreement, dated as of November 2, 2021, by and among the Company, Silicon Valley Bank, a division of First-Citizens Bank & Trust and the other parties thereto, or the Term Loan Agreement, were repaid in full and the Term Loan Agreement was terminated. Upon repayment, the obligations of the Company under the Term Loan Agreement were satisfied in full, the Term Loan Agreement and all related loan documents were terminated and all liens and security interests granted thereunder were released and terminated (excluding certain indemnification obligations that expressly survive termination of the Term Loan Agreement).

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

As of March 31, 2024, we had cash and cash equivalents of $90.5 million. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,569)	$(20,284)
Net cash used in investing activities	—	(8)
Net cash provided by financing activities	30	55
Net decrease in cash and cash equivalents	$(7,539)	$(20,237)

Operating Activities

During the three months ended March 31, 2024, operating activities used $7.6 million of cash, cash equivalents and restricted cash, resulting from our net loss of $6.8 million and from cash used by changes in our operating assets and liabilities of $2.0 million, which was offset by non-cash charges of $1.2 million. The net change in our operating assets and liabilities was primarily due to a $2.4 million decrease in accrued expenses and other current liabilities and a $0.7 million decrease in current and non-current operating lease liabilities, which were partially offset by a $0.9 million decrease in prepaids and other current assets. The non-cash charges primarily included $0.9 million of stock-based compensation expense and $0.3 million in non-cash lease expense.

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

Investing Activities

No cash was provided by, or used in, investing activities for the three months ended March 31, 2024 compared to cash used in investing activities of less than ($0.1) million for the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2024 compared to cash provided by financing activities of $0.1 million for the three months ended March 31, 2023.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 23, 2023, and the notes to the consolidated financial statements included in Item 1, “Condensed Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q.

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

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents of $90.5 million, which consisted of primarily money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in held in short-term money market funds. Due to short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Foreign Currency Exchange Risk

We are exposed to foreign exchange rate risk. Our headquarters are located in the United States, where the majority of our general and administrative expenses and research and development costs are incurred in U.S. dollars. A portion of our research and development costs are incurred by our subsidiaries in Australia and Canada, whose functional currencies are the U.S. dollar but engage in transactions in Australian dollars and Canadian dollars, respectively. During the three months ended March 31, 2024 and 2023, we recognized foreign currency transaction losses of $13 and $28, respectively. These losses primarily related to unrealized and realized foreign currency gains and losses as a result of transactions entered into by our Australian and Canadian subsidiaries in currencies other than the U.S. dollar. These foreign currency transaction gains and losses were recorded in other expense, net in our consolidated statements of operations. We believe that a 10% change in the exchange rate between the U.S. dollar, Australian dollar, Great British Pound, and Canadian dollar would not have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. While we continue to evaluate our disclosure controls and procedures, including new procedures and processes relating to our internal control over financial reporting, based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2024, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in AVROBIO common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including AVROBIO’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as AVROBIO’s other filings with the SEC, before investing in AVROBIO common stock. Any of the risk factors described below could adversely affect AVROBIO’s business, financial condition or results of operations. The market price of AVROBIO common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy AVROBIO common stock. Additional risks that are currently unknown to AVROBIO or that AVROBIO currently believes to be immaterial may also impair AVROBIO’s business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Quarterly Report on Form 10-Q.

Risks Related to the Merger

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

Certain proposals are a condition to completion of the merger. Therefore, the merger cannot be consummated without the approval of such proposals. If the AVROBIO stockholders do not approve such proposals, failure to consummate the merger may harm AVROBIO and/or Tectonic. Even if the merger is approved by the Tectonic stockholders and the requisite proposals are approved by the AVROBIO stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the merger, as set forth in the Merger Agreement. AVROBIO and Tectonic cannot provide any assurance that all of the conditions to the consummation of the merger will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or the closing may be delayed. For example, the closing of the merger is conditioned upon the satisfaction or waiver of the receipt of cash proceeds not less than $114.5 million in connection with the consummation of the transactions contemplated by the private financings. As of the date of this Quarterly Report on Form 10-Q, AVROBIO and Tectonic do not intend to waive this or any other condition. However, AVROBIO and Tectonic may ultimately determine, in their sole discretion, to waive such condition.

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

On January 30, 2024, Tectonic entered into the Subscription Agreement with certain investors named therein, pursuant to which such investors agreed to purchase shares of Tectonic common stock, at a purchase price currently estimated at approximately $96.6 million in the aggregate, for an aggregate purchase price among the transactions contemplated by the Subscription Agreement and the Tectonic SAFEs of approximately $130.7 million. The closings of the private financings are conditioned upon the satisfaction or waiver of the conditions to the closing as well as certain other conditions. The closing of the merger is conditioned upon the satisfaction or waiver of the receipt of cash proceeds not less than $114.5 million in connection with the consummation of the transactions contemplated by the private financings. While, as of the date of this Quarterly Report on Form 10-Q, AVROBIO and Tectonic do not intend to waive this or any other condition, there can be no assurance that AVROBIO and Tectonic will ultimately determine, in their sole discretion, not to waive such condition or that the private financings will close in a timely manner or at all. If such condition is waived, the private financings fail to close at all or less than $114.5 million in cash proceeds is received from the private financings, the combined company may need to seek alternative financing. In such scenario, the combined company’s cash runway would be shortened such that the combined company will need to raise significant capital following the closing of the merger. Additionally, the shares of AVROBIO common stock issuable upon the exchange at closing of the private financing will result in dilution to all securityholders of the combined company (i.e., both the pre-merger AVROBIO securityholders and former Tectonic securityholders).

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

Transfers of the combined company’s securities utilizing Rule 144 of the Securities Act may be limited.

Following the closing of the proposed merger with Tectonic, a significant portion of the combined company’s securities will be restricted from immediate resale. Securityholders of the combined company should be aware that transfers of the combined company’s securities pursuant to Rule 144 under the Securities Act, or Rule 144, may be limited as Rule 144 is not available, subject to certain exceptions, for the resale of securities initially issued by shell companies (other than business combination related shell companies) or issuers that have been at any time previously a shell company. AVROBIO’s disposal of certain of its historical assets and operations, the halting of its remaining programs and the proposed merger with Tectonic will make AVROBIO subject to the SEC requirements applicable to reporting shell company business combinations. AVROBIO anticipates that following the consummation of the merger, the combined company will no longer be a shell company. As a result, AVROBIO anticipates that securityholders of the combined company (excluding non-affiliate AVROBIO stockholders as of the date of the filing of this Quarterly Report on Form 10-Q) will not be able to sell their restricted combined company securities pursuant to Rule 144 without registration until one year after the combined company files the Current Report on Form 8-K following the closing of the merger that includes the required Form 10 information that reflects the combined company is no longer a shell company.

AVROBIO’s disposal of certain of its historical assets and operations, the halting of its remaining programs and the proposed merger with Tectonic resulting in the conversion of Tectonic into a public company shall make AVROBIO subject to the SEC requirements applicable to reporting shell company business combinations. As a result, the combined company will be subject to more stringent reporting requirements, offering limitations and resale restrictions.

According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. AVROBIO has halted development of its remaining programs and had previously, in June 2023, sold its cystinosis gene therapy program to Novartis. As such, AVROBIO’s plan to merge with Tectonic, resulting in the conversion of Tectonic into a public company, shall be subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

•
the combined company will need to file a Form 8-K to report the Form 10 type information after the closing of the merger with the SEC reflecting its status as an entity that is not a shell company;
•
the combined company will not be eligible to use a Form S-3 until 12 full calendar months after the closing of the merger;
•
the combined company will need to wait at least 60 calendar days after the closing of the merger to file a Form S-8 for any equity plans or awards;
•
the combined company will be an “ineligible issuer” for three years following the closing of the merger, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer status despite its public float;
•
investors who (i) were affiliates of Tectonic at the time the merger was submitted for the vote or consent of Tectonic’s stockholders, (ii) receive securities of the combined company in the merger (i.e., Rule 145(c) securities) and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore to be underwriters with respect to resales of those securities, and accordingly such securities may not be included in the Form S-1 resale shelf registration statement anticipated to be filed after the closing of the merger unless such securities are sold only in a fixed price offering in which such investors are named as underwriters in the prospectus; and
•
Rule 144(i)(2) will limit the ability to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the combined company per Rule 144 (e.g., holders of restricted securities and any affiliates of the public company are also affected) until one year after the Form 10 information is filed with the SEC.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

Non-affiliate AVROBIO stockholders prior to the closing of the proposed merger with Tectonic will not be subject to such restrictions on public resales of their shares.

The foregoing SEC requirements will increase the combined company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws.

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

There is substantial uncertainty as to the U.S. federal income tax treatment of the CVRs and payments (if any) thereon. There is no legal authority addressing the U.S. federal income tax treatment of the receipt of, holding of, or payments under, the CVRs, and there can be no assurance that the Internal Revenue Service, or the IRS, would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

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

Risks Related to the Proposed Reverse Stock Split

The reverse stock split may not increase the combined company’s stock price over the short- or long-term, which may further impact the combined company’s ability to obtain or maintain listing on Nasdaq.

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

The AVROBIO Board determined that the minimum size of the reverse stock split, within the range of ratios approved by the AVROBIO Board, that is necessary to maintain AVROBIO’s Nasdaq listing and to accommodate the additional shares of AVROBIO common stock required to be issued in connection with the transaction is 1:3. The AVROBIO Board intends to take into account various factors prevailing at the time of its determination of the final ratio for the reverse stock split, including the resulting trading price that the AVROBIO Board determines in good faith would be in the best interests of AVROBIO and all of its stockholders. The AVROBIO Board has not determined to necessarily use the minimum ratio required for the transaction.

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

In July 2023, AVROBIO announced that it was undertaking a comprehensive exploration of strategic alternatives focused on maximizing stockholder value, which may include, but are not limited to, an acquisition, a merger, business combination or divestiture. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for the merger, on January 30, 2024, AVROBIO entered into the Merger Agreement with Tectonic and Merger Sub, pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into Tectonic, with Tectonic continuing as the surviving company and a wholly-owned subsidiary of AVROBIO. The closing is subject to approval by the AVROBIO stockholders and Tectonic stockholders as well as other customary closing conditions. If the merger is completed, the business of Tectonic will continue as the business of the combined company. Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the transaction, which could materially and adversely affect AVROBIO’s results of operations, business, financial results and/or stock price. AVROBIO cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed merger will be successfully consummated or that AVROBIO will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.

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

The Merger Action alleges that the Form S-4 registration statement filed by AVROBIO on February 14, 2024 in connection the merger misrepresents and/or omits certain purportedly material information in connection with the merger, potential conflicts of interest of AVROBIO’s officers and directors, and the events that led to the signing of the Merger Agreement. The Merger Action asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants (AVROBIO and the AVROBIO Board) and violations of Section 20(a) of the Exchange Act against AVROBIO’s directors. The Merger Action seeks, among other things, an injunction enjoining the consummation of the merger, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees, and other relief the court may deem just and proper.

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

AVROBIO’s ability to consummate a strategic transaction depends upon its ability to retain its employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In January 2022, and then between July 2023 and February 2024, AVROBIO implemented reductions in force that significantly reduced its workforce in order to conserve its capital resources. As of May 2, 2024, AVROBIO had only 13 full-time employees. AVROBIO’s ability to successfully complete the merger depends in large part on AVROBIO’s ability to retain certain remaining personnel. Despite AVROBIO’s efforts to retain these employees, one or more may terminate their employment with AVROBIO on short notice. AVROBIO’s cash conservation activities may yield other unintended consequences, such as attrition beyond its planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm AVROBIO’s ability to consummate the merger, to run AVROBIO’s day-to-day business operations and to fulfill AVROBIO’s reporting obligations as a public company.

Risks Related to AVROBIO’s Financial Position and Need for Additional Capital in Event the Merger is Not Consummated

AVROBIO has incurred net losses since inception, expects to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, except for the year ended December 31, 2023, AVROBIO has incurred annual net losses. AVROBIO incurred net income (loss) of $12.2 million and $(105.9) million for the years ended December 31, 2023 and 2022, respectively. AVROBIO historically financed AVROBIO’s operations primarily through private placements of AVROBIO preferred stock and, more recently, AVROBIO’s IPO and follow-on public offerings of AVROBIO common stock, as well as sales of AVROBIO common stock under AVROBIO’s ATM facilities. Although AVROBIO had established its 2022 ATM facility, as of the filing date of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, AVROBIO has not made any sales under its 2022 ATM facility, and AVROBIO will not make sales under its 2022 ATM facility unless and until a new shelf registration statement on Form S-3 is filed and declared effective. In addition, on November 2, 2021, AVROBIO entered into the Term Loan Agreement. In May 2023, AVROBIO announced that it had entered into an asset purchase agreement with Novartis providing for the sale of AVROBIO’s cystinosis gene therapy program (designated AVR-RD-04) and all other assets of AVROBIO specifically related to this program for an aggregate cash payment of $87.5 million upon closing of the transaction, or the Asset Sale. In June 2023, AVROBIO announced the closing of this transaction, as well as the pay-off of all outstanding amounts due and owed, including principal, interest and other charges, under the Term Loan Agreement and the termination thereof.

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

Should AVROBIO resume development of its product candidates, particularly if AVROBIO continues the research and development of, initiate further clinical trials of and seek marketing approval for, AVROBIO’s product candidates and continue to enhance and optimize AVROBIO’s vector technology and manufacturing processes, AVROBIO expects its expenses would increase in connection with such activities. In July 2023, AVROBIO announced it was halting further development of its programs. Following such announcement, in September 2023 AVROBIO terminated its agreements with the University of Manchester for the license and development of a gene therapy for MPSII (Hunter syndrome) and discontinued AVROBIO’s AVR-RD-05, a Hunter syndrome gene therapy program. Previously, in June 2023, AVROBIO sold its cystinosis gene therapy program to Novartis. AVROBIO currently has a total of three gene therapy product candidates, for Gaucher, Pompe and Fabry diseases, none of which is currently in clinical development. Resumption of the development of these product candidates, if that were to occur, would require AVROBIO to expend significant resources to advance these candidates. In addition, should AVROBIO resume development of its product candidates and thereafter obtains marketing approval for any of AVROBIO’s product candidates, AVROBIO expects to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Though AVROBIO has halted further development of its programs to conduct a comprehensive exploration of strategic alternatives and has conducted reductions in force, AVROBIO may incur significant costs in connection with a comprehensive review of strategic alternatives, and AVROBIO has incurred, and may in the future incur, significant costs related to this continued evaluation. AVROBIO may also incur additional unanticipated expenses in connection with this process. Furthermore, AVROBIO expects to continue to incur additional costs associated with operating as a public company. Accordingly, should AVROBIO resume development of its product candidates, AVROBIO will need to obtain substantial additional funding in connection with AVROBIO’s continuing operations. If AVROBIO is unable to raise capital when needed or on reasonable terms, and/or if a strategic transaction is not completed, AVROBIO may have to liquidate its assets. AVROBIO’s future capital requirements will depend on many factors, including:

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

AVROBIO has concentrated AVROBIO’s research and development efforts on AVROBIO’s HSC gene therapy approach, and should AVROBIO resume development of its product candidates AVROBIO’s future success would depend on AVROBIO’s successful development of viable gene therapy product candidates. There can be no assurance that AVROBIO will not experience problems or delays in developing new product candidates, should AVROBIO resume development of its product candidates, and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, timely enrollment in AVROBIO’s clinical trials is dependent upon global clinical trial sites which were adversely affected by the COVID-19 pandemic. In addition, AVROBIO may also experience delays in developing a sustainable, reproducible and scalable manufacturing

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

process or transferring that process to commercial, additional or alternative partners, which should AVROBIO resume development of its product candidates may prevent AVROBIO from completing clinical studies or commercializing AVROBIO’s products on a timely or profitable basis, if at all. For example, as of July 12, 2023, the date on which AVROBIO announced that AVROBIO was halting all further development activities in AVROBIO’s programs, AVROBIO had dosed 11 patients using AVROBIO’s plato platform, including six patients in AVROBIO’s FAB-GT clinical trial (for which AVROBIO previously halted enrollment) and five patients in AVROBIO’s Guard1 clinical trial. AVROBIO’s implementation of the LV2 lentiviral vector or of AVROBIO’s cell processing to an industrialized, automated closed system using disposable supplies may not be successful or may experience unforeseen delays, should AVROBIO resume development of its product candidates, which may cause shortages or delays in the supply of AVROBIO’s products available for clinical trials and future commercial sales, if any, or impair AVROBIO’s research and development efforts, including those in any future clinical trials. In addition, there is no assurance that preliminary results observed to date in products manufactured using AVROBIO’s proprietary LV2 lentiviral vector or manufactured using this automated system will be replicated in future studies or trials, should AVROBIO resume development of any of its product candidates. Furthermore, the FDA generally prefers that clinical trials be double-blinded and potentially include sham controls. Such a trial design could be challenging to implement due to the nature of the treatment regimen of HSC gene therapy.

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

The FDA, NIH and the European Medicines Agency, or EMA, have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as the U.S. congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. For example, in 2016, the FDA established the Office of Tissues and Advanced Therapies, or the OTAT, within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or the OTP, and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. Although FDA has indicated that this change of name and responsibilities is intended to, among other things, increase review capabilities and enhance expertise on new cell and gene therapies, AVROBIO cannot be certain that this approach will improve the time and cost associated with navigating gene therapy regulatory requirements, AVROBIO’s regulatory strategy or the potential success of AVROBIO’s product candidates. Such regulatory action and developments could, instead, delay, impede or even prevent commercialization of some or all of AVROBIO’s product candidates.

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

Additionally, if AVROBIO resume development of its programs and any of AVROBIO’s product candidates receives marketing approval, the FDA could require AVROBIO to adopt a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, and restrictions on how or where the product can be distributed, dispensed or used. Furthermore, if AVROBIO or others later identify undesirable side effects caused by AVROBIO’s product candidates, several potentially significant negative consequences could result, including:

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

AVROBIO is at an early stage of development for all of AVROBIO’s product candidates, and has currently halted further development of AVROBIO’s programs. Twenty-five patients were dosed in AVROBIO’s clinical trials, which includes 14 patients from AVROBIO’s Fabry program that AVROBIO deprioritized in January 2022, six patients in AVROBIO’s cystinosis program that AVROBIO sold to Novartis in June 2023, and five patients in AVROBIO’s Gaucher disease type 1 program. Should AVROBIO resume development of its product candidates, further clinical trials must be completed in order to obtain FDA or other regulatory approval to market these product candidates. AVROBIO has limited experience in preparing, submitting and prosecuting regulatory filings, and has not previously submitted a biologics license application, or BLA, for any product candidate. Carrying out later-stage clinical trials is a complicated and lengthy process, and AVROBIO does not expect that all data from patients participating in the clinical trials will be relevant or meaningful.

In addition, across AVROBIO-sponsored clinical trials AVROBIO has dosed four patients in the United States, and AVROBIO’s interactions with the FDA have generally been limited. AVROBIO cannot be certain how many additional clinical trials of any of AVROBIO’s product candidates would be required or how such trials should be designed, should AVROBIO resume development of its programs. In order to commence a clinical trial in the United States, AVROBIO is required to seek FDA acceptance of an IND for each of AVROBIO’s product candidates. AVROBIO cannot be sure any IND AVROBIO submits to the FDA, or any similar CTA AVROBIO submits in other countries, will be accepted. Should AVROBIO resume development of its product candidates, there can be no assurance that AVROBIO would be able to submit and secure similar clearances for any of AVROBIO’s other product candidates. AVROBIO may also be required to conduct additional preclinical testing prior to filing an IND for any of AVROBIO’s product candidates, and the results of any such testing may not be positive. Consequently, AVROBIO may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to a BLA submission and approval of any of AVROBIO’s product candidates. AVROBIO may require more time and incur greater costs than AVROBIO’s

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

competitors and may not succeed in obtaining regulatory approvals of product candidates that AVROBIO develops. Failure to commence or complete, or delays in, the necessary clinical trials, could prevent AVROBIO from or delay AVROBIO in commercializing any of AVROBIO’s product candidates.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials, should AVROBIO resume development of its product candidates.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. There can be no assurance that prior results, such as signals of safety, activity or durability of effect, observed from preclinical studies or clinical trials will be replicated or will continue in future studies or trials, should AVROBIO resume development of any of its programs. Furthermore, preliminary results may not be indicative of the final results of a trial after all data have been collected and analyzed. For example, in January 2022 AVROBIO announced the deprioritization of AVROBIO’s Fabry program due to several factors, including new clinical data showing variable engraftment patterns from the five most recently dosed Phase 2 FAB-GT patients. Although previously reported data from 13 patients treated across AVROBIO’s clinical-stage programs had shown durable engraftment out 9 to 54 months, the new data from the five most recently dosed Phase 2 FAB-GT patients were discordant with these other data and showed variable engraftment. Should AVROBIO resume development of its product candidates, there can be no assurance that similar engraftment or other issues will not occur in clinical trials of AVROBIO’s other product candidates, which are all based on AVROBIO’s technology and the same HSC approach utilized for AVR-RD-01.

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

In addition, should AVROBIO resume development of AVROBIO’s product candidates, AVROBIO may seek a regenerative medicine advanced therapy, or RMAT, designation for some of AVROBIO’s product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if AVROBIO believes one of AVROBIO’s product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of AVROBIO’s product candidates qualify for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.

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

Designation of a drug or biologic as a product for a rare pediatric disease does not guarantee that a BLA for such drug or biologic will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, should AVROBIO resume development of AVROBIO’s product candidates, AVROBIO would need to request a rare pediatric disease PRV in AVROBIO’s original BLA for any of AVROBIO’s product candidates that previously received RPDD. The FDA may determine that any such BLA, if approved, does not meet the eligibility criteria for a PRV, including for the following reasons:

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including AVROBIO’s contract manufacturers for AVROBIO’s product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of AVROBIO’s product candidates that may not be detectable in final product testing. AVROBIO or AVROBIO’s contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s good laboratory practices and cGMP regulations enforced by the FDA through its facilities inspection program. Some of AVROBIO’s contract manufacturers have not produced a commercially-approved product and have never been inspected by the FDA before. AVROBIO’s facilities and quality systems and the facilities and quality systems of some or all of AVROBIO’s third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of AVROBIO’s product candidates or any of AVROBIO’s other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of AVROBIO’s product candidates or AVROBIO’s other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, or if the FDA is unable to conduct such an inspection due to the COVID-19 pandemic or similar public health crisis, the FDA may issue a complete response letter or defer action on AVROBIO’s applications, and approval of the products may be delayed or may not be granted.

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

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, AVROBIO might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay AVROBIO’s or their commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue AVROBIO is able to generate from the sale of the product in that country. Adverse pricing limitations may hinder AVROBIO’s ability to recoup AVROBIO’s investment in one or more product candidates, even if any product candidates AVROBIO may develop obtain marketing approval. Please see the section titled “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as AVROBIO’s, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of AVROBIO’s product candidates or any future product candidates, restrict or regulate post-approval activities and affect AVROBIO’s ability to profitably sell any product for which AVROBIO obtains marketing approval. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Please see the section titled “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

AVROBIO is subject, and may be increasingly subject if AVROBIO obtains FDA approval for any of AVROBIO’s product candidates, to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Health Care Program Anti-Kickback Statute, the federal civil and criminal FCA and Physician Payments Sunshine Act and regulations. Please see the section titled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

AVROBIO and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to AVROBIO’s operations or the operations of AVROBIO’s collaborators. In addition, AVROBIO may obtain health information from third parties (including research institutions from which AVROBIO obtains clinical trial data) that are subject to privacy and security requirements under Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, AVROBIO could be subject to civil, criminal, and administrative penalties if AVROBIO knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Should AVROBIO resume development of its product candidates, AVROBIO would expect to conduct clinical trials in the European Economic Area, or EEA, and the UK and as a result would be subject to additional privacy restrictions. The collection, use, disclosure, transfer or other processing of personal health data in the EU and the UK is governed by the provisions of the European Union General Data Protection Regulation, or GDPR (references to the GDPR include both the “EU GDPR” and “UK GDPR” unless specified otherwise). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to ensuring a legal basis or condition applies to the processing of personal data, stricter requirements relating to the processing of sensitive data (such as health data), providing information to individuals regarding data processing activities, when necessary obtaining consent from individuals to whom the data processing relates, responding to additional data subject requests, imposing notification of personal data breaches to the competent national data protection authorities, implementing safeguards in connection with the security and confidentiality of the personal data, accountability requirements and taking certain measures when engaging third-party processors. The GDPR informs AVROBIO’s obligations with respect to any clinical trials conducted in the EEA or the UK. Its definition of personal data includes coded data, requires changes to informed consent practices and detailed notices for clinical trial subjects and investigators. In addition, the GDPR imposes strict rules on the transfer of personal data out of the EEA or the UK, including to the United States (see below). The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros (£ 17.5 million for the UK), whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EEA member states or the UK may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

The GDPR prohibits cross-border data transfers of personal data to countries outside the EEA or the UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data, or third countries, including the United States in certain circumstances, unless a valid GDPR transfer mechanism (for example, the European Commission approved the Standard Contractual Clauses, or the SCCs, and the UK International Data Transfer Agreement/Addendum, or the UK IDTA) has been put in place. Where relying on the SCCs/UK IDTA for data transfers, AVROBIO may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Further, the EU and United States have adopted its adequacy decision for the Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in AVROBIO needing to make strategic considerations around where EEA and UK personal data is located and which service providers AVROBIO can utilize for the processing of EEA and UK personal data.

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

As of December 31, 2023 and 2022, AVROBIO had federal and state net operating loss carryforwards of $575.9 million and $657.0 million, respectively, and federal research and development tax credit carryforwards of approximately $6.4 million and $6.8 million, respectively. If not utilized, the net operating loss carryforwards and research and development credits will generally expire at various dates through 2041 (other than federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, which are not subject to expiration and generally may not be carried back to prior taxable years except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years). These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code, or the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. AVROBIO may have experienced ownership changes in the past. AVROBIO may also experience ownership changes in the future as a result of subsequent shifts in AVROBIO’s stock ownership, some of which may be outside of AVROBIO’s control. In addition, the merger, if consummated, may also constitute an ownership change (within the meaning of Section 382 of the Code) which could eliminate or otherwise substantially limit AVROBIO’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes.

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

AVROBIO depends upon the intellectual property rights granted to AVROBIO under licenses from third parties that are important or necessary to the development of AVROBIO’s technology and products, including technology related to AVROBIO’s manufacturing process and AVROBIO’s gene therapy product candidates. In particular, AVROBIO had in-licensed certain intellectual property rights and know-how from the University Health Network, or UHN (relevant to AVR-RD-01 and AVROBIO’s Fabry program, which AVROBIO deprioritized in January 2022) and affiliates of Lund University (relevant to AVR-RD-02 and AVROBIO’s Gaucher type 1 and type 3 programs), and AVROBIO’s Fabry license agreement with UHN was terminated as of

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

January 4, 2024. In addition, AVROBIO has in-licensed patents and patent applications from BioMarin Pharmaceutical Inc., or BioMarin, (relevant to AVR-RD-03 and AVROBIO’s Pompe program) directed to compositions and methods related to the manufacture and use of AVR-RD-03. AVROBIO also previously had in place in-licensed patent applications from The University of Manchester relevant to AVR-RD-05 and AVROBIO’s Hunter program, which license agreement was terminated as of September 8, 2023. Any termination of AVROBIO’s remaining licenses could result in the loss of significant rights and could harm or prevent AVROBIO’s ability to commercialize AVROBIO’s product candidates, should AVROBIO resume development of such product candidates.

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

AVROBIO’s stock price is likely to be volatile. Since AVROBIO’s IPO in June 2018, through May 2, 2024, the trading price of AVROBIO common stock has ranged from $53.70 to $0.56. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased shares. The market price for AVROBIO common stock may be influenced by many factors, including:

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

Based on shares outstanding as of May 2, 2024, AVROBIO’s executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 38.3% of AVROBIO’s voting stock. As a result, if these stockholders were to act together, they would be able to significantly influence all matters submitted to AVROBIO stockholders for approval, as well as AVROBIO’s management and affairs. For example, these stockholders, acting together, may be able to influence elections of directors, amendments of AVROBIO’s organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for AVROBIO common stock that you may believe are in your best interest as one of AVROBIO stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of AVROBIO’s stock and have held their shares for a longer period, they may be more interested in selling AVROBIO’s company to an acquirer than other investors or they may want AVROBIO to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of AVROBIO’s non-affiliated stockholders may accumulate or acquire significant positions in AVROBIO common stock and may similarly be able to influence AVROBIO’s business or matters submitted to AVROBIO stockholders for approval.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Act, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) or Regulation S-K, during the quarter ended March 31, 2024.

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

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Indicates the exhibit is being furnished, not filed, with this report.

AVROBIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except share and per share data)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVROBIO, INC.

Date: May 9, 2024	By:	/s/ Erik Ostrowski
Erik Ostrowski
President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive, Financial, and Accounting Officer)