Form 10-Q
period 2024-09-30
Tectonic Therapeutic, Inc.
filed 2024-11-12
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of November 1, 2024, the registrant had 14,752,689 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6
	Notes to Unaudited Interim Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	80
Item 4.	Mine Safety Disclosures	80
Item 5.	Other Information	80
Item 6.	Exhibits	81
	Signatures	82

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$159,095	$28,769
Prepaid expenses and other current assets	3,503	2,115
Total current assets	162,598	30,884
Property, equipment and improvements, net	2,550	3,122
Finance right-of-use assets, net	1,025	1,437
Operating right-of-use assets	1,767	2,669
Deferred offering costs	—	669
Restricted cash	587	587
Other assets	190	31
Total assets	$168,717	$39,399
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,635	$409
Accrued expenses and other current liabilities	12,737	8,141
SAFE liabilities	—	30,515
Operating lease liability - current portion	1,470	1,348
Finance lease liability - current portion	478	475
Total current liabilities	17,320	40,888
Operating lease liability - net of current portion	523	1,644
Finance lease liability - net of current portion	513	876
Total liabilities	18,356	43,408
Commitments and contingencies (Note 7)
Convertible preferred stock (Series A-1, A-2, A-3 and A-4), $0.0001 par value; 6,825,483 shares authorized as of December 31, 2023; 6,825,483 shares issued and outstanding as of December 31, 2023; aggregate liquidation preference of $87,459 as of December 31, 2023; no shares authorized, issued or outstanding as of September 30, 2024	—	80,627
Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares and no shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 14,744,477 and 2,634,246 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	—
Additional paid-in capital	286,649	5,979
Accumulated other comprehensive loss	(77)	(11)
Accumulated deficit	(136,213)	(90,604)
Total stockholders’ equity (deficit)	150,361	(84,636)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$168,717	$39,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$14,317	$8,134	$32,208	$29,774
General and administrative	5,320	1,980	11,816	5,500
Total operating expenses	19,637	10,114	44,024	35,274
Loss from operations	(19,637)	(10,114)	(44,024)	(35,274)
Other income (expense), net:
Change in fair value of SAFE liabilities	—	—	(3,610)	—
Interest income	1,952	97	2,526	448
Interest expense	(25)	(36)	(85)	(118)
Other expense	(7)	(1)	(416)	(10)
Total other income (expense), net	1,920	60	(1,585)	320
Net loss	(17,717)	(10,054)	(45,609)	(34,954)
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(7.62)	$(7.16)	$(28.06)
Weighted-average common shares outstanding, basic and diluted	14,729,018	1,319,147	6,373,717	1,245,745
Other comprehensive loss:
Foreign currency translation adjustment	(16)	—	(66)	—
Comprehensive loss	$(17,733)	$(10,054)	$(45,675)	$(34,954)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of January 1, 2024	6,825,483	$80,627	2,634,246	$—	$5,979	$(11)	$(90,604)	$(84,636)
Retroactive application of reverse recapitalization	(3,177,808)	—	(1,226,452)	—	—	—	—	$—
Adjusted balance, beginning of period	3,647,675	80,627	1,407,794	—	5,979	(11)	(90,604)	(84,636)
Exercise of stock options	—	—	1,535	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	321	—	—	321
Foreign currency translation adjustment	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(15,221)	(15,221)
Balances as of March 31, 2024	3,647,675	$80,627	1,409,329	$—	$6,304	$(53)	$(105,825)	$(99,574)
Conversion of convertible preferred stock into common stock in connection with the Merger	(3,647,675)	(80,627)	3,647,675	—	80,627	—	—	80,627
Exercise of stock options	—	—	265,165	—	644	—	—	644
Stock-based compensation expense	—	—	—	—	403	—	—	403
Issuance of common stock to related party investors upon redemption of the SAFEs	—	—	1,470,839	—	34,125	—	—	34,125
Issuance of common stock under subscription agreement, net of offering costs of $2,000	—	—	4,163,606	1	94,600	—	—	94,601
Issuance of common stock upon the Merger	—	—	3,777,709	1	78,156	—	—	78,157
Transaction costs in connection with the Merger	—	—	—	—	(9,937)	—	—	(9,937)
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(12,671)	(12,671)
Balances as of June 30, 2024	—	$—	14,734,323	$2	$284,922	$(61)	$(118,496)	$166,367
Exercise of stock options	—	—	10,154	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	1,650	—	—	1,650
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(17,717)	(17,717)
Balances as of September 30, 2024	—	$—	14,744,477	$2	$286,649	$(77)	$(136,213)	$150,361

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balances as of January 1, 2023	6,825,483	$80,627	2,525,771	$—	$2,127	$—	$(47,781)	$(45,654)
Retroactive application of reverse recapitalization	(3,177,808)	—	(1,175,948)	—	—	—	—	—
Adjusted balance, beginning of period	3,647,675	80,627	1,349,823	—	2,127	—	(47,781)	(45,654)
Exercise of stock options	—	—	686	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	275	—	—	275
Net loss	—	—	—	—	—	—	(14,445)	(14,445)
Balances as of March 31, 2023	3,647,675	$80,627	1,350,509	$—	$2,403	$—	$(62,226)	$(59,823)
Stock-based compensation expense	—	—	—	—	277	—	—	277
Net loss	—	—	—	—	—	—	(10,455)	(10,455)
Balances as of June 30, 2023	3,647,675	$80,627	1,350,509	$—	$2,680	$—	$(72,681)	$(70,001)
Stock-based compensation expense	—	—	—	—	275	—	—	275
Net loss	—	—	—	—	—	—	(10,054)	(10,054)
Balances as of September 30, 2023	3,647,675	$80,627	1,350,509	$—	$2,955	$—	$(82,735)	$(79,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,609)	$(34,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,137	1,105
Stock-based compensation expense	2,374	827
Non-cash lease expense	903	830
Change in fair value of SAFE liabilities	3,610	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,080)	91
Other non-current assets	(160)	(7)
Accounts payable	16	4,019
Accrued expenses and other current liabilities	(2,451)	(239)
Operating lease liabilities	(999)	(640)
Other non-current liabilities	—	(56)
Net cash used in operating activities	(42,259)	(29,024)
Cash flows from investing activities:
Purchase of property, equipment and improvements	(153)	(229)
Net cash used in investing activities	(153)	(229)
Cash flows from financing activities:
Proceeds from the Subscription Agreement, net of offering costs of $2,000	94,600	—
Cash acquired in connection with the Merger	85,230	—
Payment for Merger transaction costs	(7,412)	—
Proceeds from exercise of common stock options	725	1
Repayment of finance lease obligations	(360)	(384)
Net cash provided by (used in) financing activities	172,783	(383)
Effect of exchange rate changes on cash and cash equivalents	(45)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	130,326	(29,636)
Cash and cash equivalents and restricted cash as of beginning of period	29,356	36,553
Cash and cash equivalents and restricted cash as of end of period	$159,682	$6,917
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$159,095	$6,330
Restricted cash	587	587
Total cash, cash equivalents and restricted cash	$159,682	$6,917
Supplemental disclosure of non-cash financing activities:
Merger transaction costs included in accounts payable and accrued expenses	$2,524	$—
Conversion of SAFEs to Common Stock	$34,125	$—
Conversion of Convertible Preferred Stock to Common Stock	$80,627	$—
Purchase of equipment through the end of the finance leases		$234
Supplemental disclosure of cash flow information:
Cash paid for interest	$59	$118

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

Legacy Tectonic stockholders received 10,956,614 shares of AVROBIO common stock in connection with the Merger, including 11,447 shares of AVROBIO restricted common stock subject to vesting terms, of which 4,588 have since vested subsequent to the closing of the Merger, based on the number of shares of Legacy Tectonic common stock outstanding immediately prior to the Merger, including restricted stock, the number of shares of common stock issued to investors participating in the Subscription Agreements (as defined below) and SAFEs, and Legacy Tectonic convertible preferred stock outstanding immediately prior to the Merger, which was converted into shares of Legacy Tectonic common stock on a one-for-one basis immediately prior to the closing of the Merger.

In connection with the Merger, the Company and its designated rights agent entered into a contingent value rights agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each holder of AVROBIO common stock immediately prior to the closing received a contractual contingent value right (“CVR”) subject to and in accordance with the terms and conditions of the CVR Agreement, representing the contractual right to receive a pro rata portion of any net proceeds, if any, as a resulting from a disposition of certain AVROBIO intellectual property (including a license of AVROBIO’s pre-closing assets as defined in the CVR Agreement) after the closing and prior to the 18-month anniversary of the closing, received within a 10-year period following the closing; provided that no contingent payment will be payable to any holder of the CVRs until such time as the then-outstanding and undistributed proceeds exceeds $0.4 million in the aggregate. As of September 30, 2024, no proceeds have been received under the CVR Agreement. As of September 30, 2024 there is no liability recorded in connection with the CVR Agreement.

Concurrently with the closing of the Merger, certain investors of Legacy Tectonic completed the purchase of 7,790,889 shares of Legacy Tectonic common stock pursuant to that certain Subscription Agreement dated January 30, 2024 (the “Subscription Agreement”) at a purchase price of $12.40 per share for an aggregate purchase price of $96.6 million. Shares of Legacy Tectonic common stock issued pursuant to the Subscription Agreements were converted into 4,163,606 shares of AVROBIO common stock at the closing of the Merger based on the Exchange Ratio, pursuant to the Merger Agreement.

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

The Company’s proprietary GEODe™ platform is currently in development. There can be no assurance that current and future research and development activities will be successfully completed, that adequate protection for owned intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

Liquidity and Going Concern

As of September 30, 2024, the Company had an accumulated deficit of $136.2 million and has incurred losses and negative cash flows from operations since inception, including a net loss of $17.7 million and $45.6 million for the three and nine months ended September 30, 2024, respectively. To date, the Company has financed its operations primarily through the issuance of common stock, convertible preferred stock, convertible promissory notes and Simple Agreements for Future Equity (“SAFEs”). The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. Management expects that the Company’s operating losses and negative cash flows will continue for the foreseeable future as it continues to develop its product candidates.

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2024, there were no significant changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which enhances the segment disclosure requirements for public entities on an annual and interim basis. Under ASU 2023-07, public entities will be required to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. Additionally, current annual disclosures about a reportable segment’s profit or loss and assets will be required on an interim basis. Entities will also be required to disclose information about the CODM’s title and position at the Company along with an explanation of how the CODM uses the reported measures of segment profit or loss in their assessment of segment performance and deciding whether how to allocate resources. Finally, ASU 2023-07 requires all segment disclosures for public entities that have only a single reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which enhances the income tax disclosure requirements for public entities on an annual basis. Under ASU 2023-09, public entities will be required to disclose in their rate reconciliation, on an annual basis, both percentages and amounts in their reporting currency for certain categories in a tabular format, with accompanying qualitative disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements.

3.
Merger

As described in Note 1 “Description of Business,” the Company completed its previously announced Merger with AVROBIO on June 20, 2024. The Merger was accounted for as a reverse recapitalization in accordance with GAAP with Legacy Tectonic as the accounting acquirer of AVROBIO. At the effective time of the Merger, substantially all the assets of AVROBIO consisted of cash and cash equivalents, as well as other nominal non-operating assets. Under such reverse recapitalization accounting, the assets and liabilities of AVROBIO were recorded at their fair value in AVROBIO’s financial statements at the effective time of the Merger, which approximated book value due to their short-term nature. No goodwill or intangible assets were recognized. Consequently, the condensed consolidated financial statements of the Company reflect the historical operations of Legacy Tectonic for accounting purposes together with the issuance of shares to the former shareholders of AVROBIO, the legal acquirer, and a recapitalization of the equity of Legacy Tectonic, the accounting acquirer. The exchange ratio was retroactively applied to all outstanding common shares, convertible preferred shares, stock options and restricted stock of Legacy Tectonic.

As part of the recapitalization, Legacy Tectonic obtained the assets and liabilities listed below:

Cash and cash equivalents	$85,230
Prepaid expenses and other current assets	319
Accounts payable	(1,988)
Accrued expenses and other current liabilities	(5,405)
Net assets acquired	$78,156

The Company incurred transaction costs of $9.9 million, of which $2.3 million was recorded within accrued expenses and other current liabilities and $0.2 million was recorded within accounts payable on the condensed consolidated balance sheet as of

September 30, 2024. $9.9 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet.

With respect to the CVRs issued in connection with the Merger, the Company believes that any receipt of payments resulting from an AVROBIO disposition of AVROBIO’s pre-closing assets described in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved within the timeline outlined in the CVR Agreement, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the specific platform and intellectual property and early stage of research and development programs. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of September 30, 2024, no receivables or liabilities were recorded on the condensed consolidated balance sheet relating to such contingent payments.

4.
FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$160,769	$—	$—	$160,769
	$160,769	$—	$—	$160,769

le

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$27,278	$—	$—	$27,278
Total assets	$27,278	$—	$—	$27,278
Liabilities:
SAFE liabilities	$—	$—	$30,515	$30,515
Total liabilities	$—	$—	$30,515	$30,515

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

There were no transfers between the Level 1, Level 2 or Level 3 categories during the nine months ended September 30, 2024 and 2023.

SAFE Liabilities

From October through December 2023, Legacy Tectonic entered into multiple SAFE agreements with certain existing investors and received $34.1 million. Prior to redemption, the SAFE liabilities were valued using a probability weighted scenario analysis and discount rates derived by application of the build-up method to reflect the cost of equity. The valuation model required a variety of inputs, including the probability of occurrence of events that would trigger conversion or redemption of the SAFEs, the expected timing of such events, and a discount rate. All investors were considered related parties of the Company.

Upon the closing of the Merger, the principal balance of the SAFEs was automatically redeemed for 2,752,216 shares of Legacy Tectonic common stock at the conversion price of $12.40 per share immediately prior to the Merger closing. As such the valuation inputs utilized to adjust the SAFE liability to fair value upon the closing of the Merger was $12.40. At closing, shares of Legacy Tectonic common stock issued pursuant to the redemption of Legacy Tectonic SAFEs were converted into 1,470,839 shares of AVROBIO common stock based on the Exchange Ratio, pursuant to the Merger Agreement.

The following table presents activity for the SAFE liabilities that were measured at fair value using significant unobservable Level 3 inputs during the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

SAFE Liabilities
Balance as of January 1, 2023	$—
Initial fair value recognition	31,515
Loss on issuance	255
Fair value adjustments	(1,255)
Balance as of December 31, 2023	30,515
Fair value adjustments	3,610
Conversion	(34,125)
Balance as of September 30, 2024	$—

5.
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$4,721	$4,510
Furniture and office equipment	244	244
Computer equipment	212	161
Construction in progress	—	38
Leasehold improvements	25	25
	5,202	4,978
Less: accumulated depreciation	(2,652)	(1,856)
Property and equipment, net	$2,550	$3,122

Depreciation expense during the three and nine months ended September 30, 2024 and 2023 was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$16	$4	$25	$13
Research and development	265	251	783	719
	$281	$255	$808	$732

6.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued Tectonic transaction costs	$2,303	$—
Accrued AVROBIO transaction costs	1,369	—
Employee compensation related costs	3,106	2,840
Accrued professional fees	1,934	1,798
Accrued contract research organization fees	2,196	2,298
Accrued contract development and manufacturing organization fees	985	660
Accrued office and laboratory costs	100	211
Other current liabilities	744	334
	$12,737	$8,141

7.
COMMITMENTS AND CONTINGENCIES

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

As consideration for the License Agreement, Legacy Tectonic agreed to pay Harvard a non-refundable license fee, consisting of a cash payment due in three equal annual installments, in total amounting to $170,000. The first two installments were paid in July 2022 and 2023 and the third installment was made in July 2024. As partial consideration for the Harvard License Agreement, the Company entered into a subscription agreement with Harvard in July 2022, pursuant to which Harvard was granted 227,486 shares of common stock with a fair market value in the mid six digits.

The Company also will be responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (3) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The Company is also required to pay a one-time milestone payment of $100,000 for each discovered product granted FDA marketing authorization as well as for the first licensed product or know-how enabled product to reach certain clinical developmental milestones, up to $8.5 million and for the first licensed product or know-how enabled product to reach certain commercial milestones, up to $2.0 million.

The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. There was $0.1 million due to Harvard as of September 30, 2024. During the three months ended September 30, 2024 and 2023, the Company paid $0.1 million and less than $0.1 million, respectively, and during each of the nine months ended September 30, 2024 and 2023, the Company paid $0.2 million to Harvard.

The Harvard License Agreement meets the criteria to be considered a related party transaction due to the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Additionally, both co-founders served on the board for a portion of the nine months ended September 30, 2024, with one stepping down in June. One co-founder is a shareholder in the Company.

Alloy Therapeutics License Agreement

On November 29, 2021, Legacy Tectonic executed a license agreement with Alloy Therapeutics, LLC (“ATX”), whereby the Company will use ATX technology for the purpose of preclinical development, clinical development and commercialization of potential product candidates, for an initial period of three years, with an option to extend the term for an additional two years. The Company will pay ATX a non-refundable and non-creditable annual fee of $0.1 million on each anniversary of the agreement. On November 7, 2022, Legacy Tectonic and ATX amended the agreement and extended the period of payment for the first fee due, which was paid in May 2023. Additionally, the Company will be responsible for annual partnering fees if the Company decides to pursue clinical development of a product candidate using the ATX technology. The partnering fees may be creditable against future milestone development fees paid by the Company. The Company will also be responsible to pay ATX development milestone payments for the movement of certain product candidates through clinical trials, which range from the low six digits to the low seven digits upon completion of each milestone and amount to $4.8 million in total milestone payments under the license agreement. Provided the Company is able to commercialize a product using ATX technology, the Company will be responsible to pay ATX commercial payments in the low seven digits per year during the first six years of commercial sales, amounting to an amount in the high eight digits in total commercial payments under the license agreement.

Pursuant to the terms of the agreement, the Company had no expense for the three and nine months ended September 30, 2024, and less than $0.1 million during the three and nine months ended September 30, 2023. The Company intends to terminate the agreement with Alloy effective November 14, 2024.

Adimab Agreement

On May 1, 2023, Legacy Tectonic entered into a discovery agreement with Adimab, LLC (“Adimab”), an antibody discovery company, whereby Legacy Tectonic and Adimab are collaborating on human antibody discovery in accordance with an agreed upon research program. Legacy Tectonic paid an upfront technology access fee totaling $20,000 upon execution of the agreement. This agreement is considered to be a related party agreement. The Company terminated the agreement with Adimab in July 2024.

Pursuant to the terms of the agreement, the Company recorded no expense and $0.2 million for the three and nine months ended September 30, 2024, and $0.1 million for the three and nine months ended September 30, 2023. As a result of the termination of the agreement, there are no further amounts due to Adimab and there is no accrual related to the agreement as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, no amounts were accrued related to indemnification claims.

Litigation

In the normal course of operations, the Company may become involved in various legal proceedings. As of September 30, 2024 and December 31, 2023, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s condensed consolidated financial statements.

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

Upon the closing of the Merger, all outstanding shares of the Preferred Stock were converted into 3,647,675 shares of common stock. No shares of the Preferred Stock were outstanding as of September 30, 2024.

Preferred Stock

Subsequent to consummation of the Merger, the Company authorized the issuance of 10,000,000 shares of new undesignated preferred stock, however no such shares were issued or outstanding as of September 30, 2024.

Common Stock

In connection with the Merger, the Company authorized the issuance of 150,000,000 shares of common stock at a par value of $0.0001. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of September 30, 2024, no dividends had been declared.

9.
EQUITY INCENTIVE PLANS

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

The 2024 Plan initially provided for the issuance of up to 1,938,799 shares of common stock (the “Initial Share Reserve”). Subject to any other adjustments as defined in the 2024 Plan, such aggregate number of shares of common stock will automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to 5% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase; provided, however that the board of directors may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. The maximum number of shares of common stock that may be issued under the 2024 Plan pursuant to the exercise of incentive stock options shall not exceed three times the Initial Share Reserve.

As of September 30, 2024, there were 1,004,299 shares available for issuance under the 2024 Plan.

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective upon completion of the Merger. The maximum number of shares of common stock that may be issued under the 2024 ESPP will not exceed 147,343 shares (the “Initial ESPP Share Reserve”), plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to the lesser of (x) 1% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase and (y) a number of shares equal to three times the Initial ESPP Share Reserve. Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. No offering periods under the 2024 ESPP had been initiated as of September 30, 2024.

Stock Options

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the nine months ended September 30, 2024 is as follows (in thousands except share, contractual term and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	1,002,485	$3.11	8.2	$2,276
Options Granted	934,500	16.80
Options Exercised	(276,854)	2.62		$2,767
Options Forfeited and Expired	(224,963)	110.43
Options assumed from AVROBIO upon Merger closing	365,428	89.92
Balance as of September 30, 2024	1,800,596	$14.50	8.1	$33,499
Options vested and exercisable as of September 30, 2024	543,994	$16.72	5.2	$12,429
Options vested and expected to vest as of September 30, 2024	1,800,596	$14.50	8.1	$33,499

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $13.94 and $2.51 per share, respectively. As of September 30, 2024, total compensation cost not yet recognized related to unvested stock options was $13.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.

The fair values of the options granted in the nine months ended September 30, 2023 were estimated based on the Black-Scholes-Merton option pricing model, using the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Fair value per share of underlying common stock	$16.09 - $16.80	$2.51
Expected term (in years)	6.00-6.25	5.93
Expected volatility	104%	111%
Risk-free interest rate	4.23% - 4.26%	3.65%
Expected dividend yield	—%	—%

Restricted Common Stock

Since 2019, Legacy Tectonic has granted restricted common stock to founders, employees and consultants. The purchase price of the restricted common stock is the estimated fair value on the grant date and the restricted stock is subject to various vesting schedules. Unvested restricted common stock is subject to repurchase rights held by the Company at the original issuance price in the event the restricted common stockholders’ service to the Company is terminated either voluntarily or involuntarily. The 6,859 unvested restricted common shares are included in the total shares of common stock outstanding as of September 30, 2024 and a repurchase liability of $0.1 million is recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

The following table summarizes restricted stock activity for the nine months ended September 30, 2024:

Number of Shares
Unvested restricted common stock as of January 1, 2024	18,968
Granted	—
Early exercise of options	6,859
Vested	(18,968)
Forfeited	—
Unvested restricted common stock as of September 30, 2024	6,859

The weighted-average grant date fair value of unvested restricted common stock and restricted common stock vested and forfeited for the nine months ended September 30, 2024 and 2023 was immaterial.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense relating to its employees and nonemployees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$1,227	$174	$1,648	$522
Research and development	423	101	726	305
	$1,650	$275	$2,374	$827

The Company records compensation expense for options with service based vesting conditions on a straight-line basis over the vesting period.

Modification of Certain Stock Options

In July 2024, the Company entered into a separation agreement with the Company’s Chief Operating Officer (the “Former Executive”). As part of the termination of employment, the Former Executive will serve as an advisor to the Company through March 31, 2025 (“Consulting Period”) on an as needed basis and certain modifications to the Former Executive’s vested and non-vested stock option awards were executed including continued vesting of options during the Consulting Period and the extension of the post-termination exercise period of certain stock option awards. The services performed during the Consulting Period do not qualify as substantive services under ASC 718, Compensation—Stock Compensation; therefore, the continued vesting of these awards represents a modification to the original award. During the three months ended September 30, 2024, the Company recorded stock compensation expense of $0.4 million for the modification of the stock options of the Former Executive. This amount is included in general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

10.
INCOME TAXES

During the three and nine months ended September 30, 2024 and 2023, the Company recorded no income tax provision or benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of September 30, 2024, the Company has maintained a full valuation allowance against its net deferred tax assets.

11.
Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(17,717)	$(10,054)	$(45,609)	$(34,954)
Denominator:
Weighted-average common shares outstanding, basic and diluted	14,729,018	1,319,147	6,373,717	1,245,745
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(7.62)	$(7.16)	$(28.06)

The following shares of potentially diluted securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2024	2023
Convertible preferred stock	—	3,647,675
Options to purchase common stock	1,800,596	849,959
Unvested restricted common stock	6,859	27,280
	1,807,455	4,524,914

12.
RELATED PARTY TRANSACTIONS

Other than the items discussed below, see Note 4 “Fair Value Measurements” and Note 7 “Commitments and Contingencies” for further discussion of related party transactions.

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board (“SAB”) and meets the criteria of a related party. The Company paid the SAB member fees in the amount of less than $0.1 million during three months ended September 30, 2024 and 2023, and $0.1 million and less than $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, for advisory services provided. There was less than $0.1 million and $0 included in accounts payable for this related party as of September 30, 2024 and December 31, 2023, respectively.

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

Our lead asset, TX45, is an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone, relaxin. In September 2024, we announced favorable results from a Phase 1a trial evaluating safety, tolerability and pharmacokinetic (“PK”) and pharmacodynamic (“PD”) properties for TX45. In the Phase 1a trial, TX45 was well-tolerated with no drug-related severe adverse events, no observed immunogenicity and demonstrated a favorable PK/PD relationship. Renal plasma flow was measured in each patient at several time points as a pharmacodynamic marker. This data was used to develop an exposure-response model which enabled the selection of doses for the APEX Phase 2 trial.

We are currently evaluating TX45 in a Phase 1b hemodynamic clinical trial and in a Phase 2 clinical trial. The TX45 Phase 1b hemodynamic clinical trial is a single dose IV, open-label clinical trial evaluating the safety, tolerability and acute hemodynamic effects of TX45 in patients with Group 2 Pulmonary Hypertension in Heart Failure with Preserved Ejection Fraction (“PH-HFpEF”). The Phase 1b trial is enrolling ahead of plan, and we expect topline results from the Phase 1b trial in late first quarter of 2025 or early second quarter of 2025. We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. The APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy TX45 administered subcutaneously (“SC”) in subjects with PH-HFpEF. Subjects will be randomized to 300 mg SC (2ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. We expect topline trial results from the APEX trial in 2026.

We have also identified TX002100 (“TX2100”) as a development candidate for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to an undisclosed GPCR target (“GPCR3”) which plays a key role in pathogenic angiogenesis. A rodent surrogate of TX2100 demonstrated reduced arteriovenous malformation development and bleeding in an animal model of HHT. A 4-week non-human primate dose-range study with a functionally equivalent precursor to TX2100 showed no treatment-related toxicity observed at doses up to 100 mg/kg. We expect to initiate a Phase 1 clinical trial for TX2100 in the fourth quarter of 2025 or the first quarter of 2026, subject to the results of IND enabling studies.

Since our inception in 2019, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting preclinical studies and clinical trials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. We have funded our operations with an aggregate of $288.6 million in proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, the Merger (as defined below), and sale of common stock. As of September 30, 2024, we had $159.1 million in cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents should be sufficient to fund our operations for at least the next twelve months following the issuance of our interim condensed consolidated financial statements.

Since inception, we have incurred significant operating losses. Our net losses were $17.7 million and $10.1 million for the three months ended September 30, 2024 and 2023, respectively, and $45.6 million and $35.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $136.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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
•
add discovery, clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur additional legal, accounting, finance, investor relations, public relations and other expenses associated with operating as a public company.

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

Legacy Tectonic stockholders received 10,956,614 shares of AVROBIO common stock in connection with the Merger, including 11,447 shares of AVROBIO common stock subject to vesting terms, based on the number of shares of Legacy Tectonic common stock outstanding immediately prior to the Merger, including Legacy Tectonic restricted stock, the number of shares of Legacy Tectonic common stock issued to investors participating in the Subscription Agreement and SAFEs, and Legacy Tectonic convertible preferred stock outstanding immediately prior to the Merger, which was converted into shares of Legacy Tectonic common stock on a one-for-one basis immediately prior to the closing of the Merger.

Tectonic Subscription Agreement

Concurrently with the closing of the Merger, on June 20, 2024, certain investors completed the purchase of shares of Legacy Tectonic common stock pursuant to the Subscription Agreement at a price of $12.40 per share for an aggregate purchase price of $96.6 million. The shares of Legacy Tectonic common stock that were issued pursuant to the Subscription Agreement were converted into 4,163,606 shares of our common stock upon the closing of the Merger based on the exchange ratio, pursuant to the Merger Agreement.

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

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter collaboration or license agreements with third parties, we may generate revenue in the future from product sales or payments from collaboration or license agreements, or any combination thereof. We cannot predict if, when or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Research and Development

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts and the development of our programs and platform. These expenses include:

•
employee-related expenses, including salaries and bonuses, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
•
expenses incurred in connection with research and the preclinical and clinical development of our programs and our product candidates, including under agreements with third parties;
•
costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations (“CMOs”);

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

Our direct research and development expenses relate to the development of TX45, as well as the nonclinical safety pharmacology and toxicology testing of our product candidates. Our external services expenses consist of the external costs and fees paid to consultants and other research laboratories in connection with our preclinical development and clinical development activities.

Costs that are deployed across multiple internal programs, including the HHT program and programs aimed at the discovery and development of potential therapies for fibrotic disease, and our platform technology and are not directly attributable to any single program are not allocated to any single program and, as such, are not separately classified. These costs include multi-program personnel-related costs, cross-program payments made under third-party licensing agreements, costs of laboratory supplies and facilities expenses, including rent, depreciation and other indirect costs, the costs of our discovery efforts and projects, and other expenses.

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

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related costs, including stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to patents and corporate matters, professional fees paid for accounting, auditing, consulting and tax services, insurance, travel expenses, office and information technology costs and facilities and utilities, depreciation and other expenses related to general and administrative activities.

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

Other Income (Expense), Net

Loss on Issuance of SAFE Liabilities and Change in Fair Value of SAFE Liabilities

In October and December 2023, Legacy Tectonic issued SAFEs for proceeds of $34.1 million. The SAFEs were recorded as liabilities in the condensed consolidated balance sheets at their fair value on the issuance dates. Until redemption on June 20, 2024, the SAFEs were measured at a fair value on a recurring basis, with subsequent changes in fair value recorded in other income and expenses on the consolidated statement of operations and comprehensive loss.

Interest Income

Interest income primarily consists of interest earned on money market funds, which are included in cash and cash equivalents in the condensed consolidated balance sheet.

Components of Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$14,317	$8,134	$6,183	76
General and administrative	5,320	1,980	3,340	169
Total operating expenses	19,637	10,114	9,523	94
Loss from operations	(19,637)	(10,114)	(9,523)	94
Other (expense) income, net:
Interest income	1,952	97	1,855	1,912
Interest expense	(25)	(36)	11	(31)
Other expense	(7)	(1)	(6)	600
Total other income, net	1,920	60	1,860	3,100
Net loss	$(17,717)	$(10,054)	$(7,663)	76

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$8,922	$3,752	$5,170	138
Platform development, early-stage research and unallocated expenses:
Personnel-related (including stock-based compensation)	3,105	2,886	219	8
External services	1,147	373	774	208
Facility, supplies and other	1,143	1,123	20	2
Total platform development, early-stage research and unallocated expenses	5,395	4,382	1,013	23
Total research and development expenses	$14,317	$8,134	$6,183	76

Total research and development expenses increased $6.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in research and development expense was primarily the result of increased external contract research organization (“CRO”) costs related to the progression of the TX45 Phase 1b clinical trial and the initiation of the TX45 Phase 2 clinical trial, along with increase in consulting and professional services to support the ongoing development activities of our early-stage product candidates.

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Personnel-related (including stock-based compensation)	$3,131	$1,013	$2,118	209
Professional and consultant fees	1,397	577	820	142
Facility related and other	792	390	402	103
Total general and administrative expenses	$5,320	$1,980	$3,340	169

Total general and administrative expenses increased $3.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Personnel-related expenses increased $2.1 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in personnel-related expenses was primarily due to an increase in stock-based compensation for newly granted stock-based awards and the modification of certain stock options. Professional and consulting fees increased $0.8 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an increase in fees to support merger-related activities.

Other Income, Net

Interest Income

Interest income increased by $1.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in cash and cash equivalents as a result of the Merger.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$32,208	$29,774	$2,434	8
General and administrative	11,816	5,500	6,316	115
Total operating expenses	44,024	35,274	8,750	25
Loss from operations	(44,024)	(35,274)	(8,750)	25
Other (expense) income, net:
Change in fair value of the SAFE liabilities	(3,610)	—	(3,610)	100%
Interest income	2,526	448	2,078	464
Interest expense	(85)	(118)	33	(28)
Other expense	(416)	(10)	(406)	4,060
Total other (expense) income, net	(1,585)	320	(1,905)	(595)
Net loss	$(45,609)	$(34,954)	$(10,655)	30

Operating Expenses

Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$17,091	$16,789	$302	2
Platform development, early-stage research and unallocated expenses:
Personnel-related (including stock-based compensation)	9,071	8,612	459	5
External services	2,717	834	1,883	226
Facility, supplies and other	3,329	3,539	(210)	(6)
Total platform development, early-stage research and unallocated expenses	15,117	12,985	2,132	16
Total research and development expenses	$32,208	$29,774	$2,434	8

Total research and development expenses increased $2.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in research and development expenses was primarily due to the increase in total platform development, early-stage research and unallocated expenses. Total platform development, early-stage research and unallocated expenses increased $2.1 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in consulting and professional services to support the ongoing development activities of our early-stage product candidates.

General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Personnel-related (including stock-based compensation)	$5,920	$3,041	$2,879	95
Professional and consultant fees	4,170	1,371	2,799	204
Facility related and other	1,726	1,088	638	59
Total general and administrative expenses	$11,816	$5,500	$6,316	115

Total general and administrative expenses increased $6.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Personnel-related expenses increased $2.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in personnel-related expenses was due to an increase in stock-based compensation for newly granted stock-based awards, the expense for the modification of certain stock options and severance costs related the reduction in force that occurred during the nine months ended September 30, 2024. Professional and consulting fees increased $2.8 million and facility related and other expenses increased $0.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in professional and consulting fees and facility and other expenses was due to an increase in consulting and professional services fees to support Merger-related activities and an increase in audit, legal and professional services to support our operations as a public company.

Other (Expense) Income, Net

Change in Fair Value of SAFE Liabilities

The SAFE liabilities loss of $3.6 million resulted from the remeasurement of the SAFE liabilities to fair value during the nine months ended September 30, 2024, upon redemption in June 2024.

Interest Income

Interest income increased by $2.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in cash and cash equivalents as a result of the Merger.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations with an aggregate of $288.6 million in proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, the Merger, and sale of common stock. As of September 30, 2024, we had $159.1 million in cash and cash equivalents and an accumulated deficit of $136.2 million. We believe that our cash and cash equivalents will be sufficient to fund our anticipated operating and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(42,259)	$(29,024)
Net cash used in investing activities	(153)	(229)
Net cash provided by (used in) financing activities	172,783	(383)
Effect of exchange rate changes on cash and cash equivalents	(45)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$130,326	$(29,636)

Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $42.3 million. Cash used in operating activities was primarily used to fund our operations to develop our product candidates resulting in a net loss of $45.6 million and changes in our operating assets and liabilities of $4.7 million, partially offset by non-cash charges of $8.0 million related to the change in the fair value of the SAFE liabilities, stock-based compensation expense, depreciation and amortization expense and lease expense. The increase in operating assets and liabilities relates to accrued expenses for the Merger and prepayments to the CRO.

During the nine months ended September 30, 2023, cash used in operating activities was $29.0 million. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $35.0 million, and changes in our operating assets and liabilities of $3.2 million, partially offset by non-cash charges of $2.8 million related to depreciation and amortization expense, stock-based compensation expense, and lease expense. The increase in operating assets and liabilities relates to accrued expenses, timing of vendor payments, and timing of lease repayments.

Investing Activities

During each of the nine month periods ended September 30, 2024 and 2023, net cash used in investing activities was $0.2 million related to purchases of property, equipment, and improvements.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $172.8 million, primarily due to net proceeds of $94.6 million from the sale of shares pursuant to the Subscription Agreement, $85.2 million in gross proceeds from the Merger and $0.7 million in proceeds from the exercise of stock options, partially offset by cash paid for transaction costs related to the Merger of $7.4 million. Net cash used in financing activities during the nine months ended September 30, 2023 was primarily due to $0.4 million of repayment of finance lease obligations.

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

•
the costs of operating as a publicly traded company;
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

Contractual Obligations & Commitments

Lease

The following is our contractual obligations and commitments as of September 30, 2024:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Finance Leases	$594	$1,097	$—	$—	$1,691
Operating Leases	1,569	528	—	—	2,097
Total	$2,163	$1,625	$—	$—	$3,788

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

As partial consideration for the Harvard License Agreement, we agreed to pay Harvard a one-time license fee of $170,000, with such fee to be paid in equal installments over three years. The first two installments were paid in July 2022 and 2023 and the third installment was made in July 2024. As partial consideration for the Harvard License Agreement, we entered into a subscription agreement with Harvard in July 2022, pursuant to which Harvard was granted 227,486 shares of our common stock with a fair market value in the mid six digits.

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

For a more detailed description of this agreement, see Note 7 “Commitments and Contingencies” to the interim condensed consolidated financial statements included elsewhere in this Quarterly Report.

Alloy Therapeutics License Agreement

On November 29, 2021, we executed a license agreement with Alloy Therapeutics, LLC (“ATX”), whereby we will use ATX technology for the purpose of preclinical development, clinical development and commercialization of potential product candidates, for an initial period of three years, with the option to extend the term for an additional two years. We will pay ATX a non-refundable and non-creditable annual fee of $0.1 million on each anniversary of the agreement. On November 7, 2022, we amended the agreement and extended the period of payment for the first fee due, which was paid in May 2023. Additionally, we will be responsible for annual partnering fees if we decide to pursue clinical development of a product candidate using the ATX technology. The partnering fees may be creditable against future milestone development fees paid by us. We will also be responsible to pay ATX development milestone payments for the movement of certain product candidates through clinical trials, which range from the low six digits to the low seven digits upon completion of each milestone and amount to $4.8 million in total milestone payments under the license agreement. Provided we are able to commercialize a product using ATX technology, we will be responsible to pay ATX commercial payments in the low seven digits per year during the first six years of commercial sales, amounting to an amount in the high eight digits in total commercial payments under the license agreement. Pursuant to the terms of the agreement, the Company had no expense for the three and nine months ended September 30, 2024, and less than $0.1 million during the three and nine months ended September 30, 2023. We intend to terminate the agreement with ATX effective November 14, 2024.

Adimab Agreement

On May 1, 2023, we entered into a discovery agreement with Adimab, LLC (“Adimab”), an antibody discovery company, whereby we and Adimab are collaborating on human antibody discovery in accordance with an agreed upon research program. Legacy Tectonic paid an upfront technology access fee totaling $20,000 upon execution of the Adimab agreement during the year ended December 31, 2023. This agreement was terminated effective July 25, 2024.

Pursuant to the terms of the agreement, the Company recorded no expense and $0.2 million for the three and nine months ended September 30, 2024, and $0.1 million for the three and nine months ended September 30, 2023. As a result of the termination of the agreement, there are no further amounts due to Adimab and there is no accrual related to the agreement as of September 30, 2024.

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

While our significant accounting policies are described in greater detail in Note 2 “Summary of Significant Accounting Policies” to our audited annual consolidated financial statements, we believe that the following accounting policies are those most critical to the judgements and estimates used in the preparation of our interim condensed consolidated financial statements.

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

Stock-Based Compensation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is to market risk related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2024, we had cash and cash equivalents of $159.1 million, which consisted of cash and interest-bearing money market funds. As of September 30, 2024, we had an operating lease liability and a finance lease liability of $2.0 million and $1.0 million, respectively. Interest income and expenses are sensitive to changes in the general level of interest rates. However, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

AVROBIO believed that the disclosures set forth in the Registration Statement complied fully with all applicable law, that no supplemental disclosures were required under applicable law, and that the allegations in the Merger Actions and Demands were without merit. However, in order to moot the claims in the Merger Actions and Demands, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, and without admitting any liability or wrongdoing, AVROBIO decided voluntarily to supplement certain disclosures in the Registration Statement (the “Supplemental Disclosures”). On June 4, 2024, AVROBIO made certain Supplemental Disclosures on Form 8-K filed with the SEC. Following the issuance of the Supplemental Disclosures, each of the Merger Actions was voluntarily dismissed and each of the Demands with withdrawn.

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

We are a clinical-stage biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. We also completed the Merger in June 2024 and have been operating under this structure for only a short time. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended September 30, 2024 and 2023, we reported a net loss of $17.7 million and $10.1 million, respectively. As of September 30, 2024, we had an accumulated deficit of $136.2 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, TX45, along with any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

•
continue the research and development of our clinical and preclinical-stage product candidates and discovery-stage programs, including the continued development of our lead product candidate TX45;
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

To date, we have funded our operations primarily with proceeds from the sale of Series A convertible preferred stock, convertible promissory notes and the issuance of SAFEs. We are also planning to fund our operations with the funds we received in the Merger and pursuant to the Subscription Agreement. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1b and Phase 2 clinical trials of TX45, pursue manufacturing activities for our HHT product candidate, TX2100, and initiate health authority and/or IND enabling safety studies and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we successfully complete development through Phase 3 and obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

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
•
the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with Harvard and other license agreements, as applicable;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt or royalty financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements.

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Market volatility resulting from geopolitical and economic instability, including the conflicts between Russia and Ukraine and in the Middle East or other factors could also adversely impact our ability to access capital as and when needed. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or product candidates or we may be unable to take advantage of future business opportunities.

Raising additional capital will cause dilution to our stockholders, and may restrict our operations, or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity, debt or royalty financings, third-party funding, marketing, and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as TX45 is still in a Phase 1b clinical trial, and recently initiated a Phase 2 clinical trial.

Our ability to generate product revenues, which we do not expect will occur in the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of TX45, TX2100, and any future product candidates we develop, which may never occur. TX45 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

To date, we have completed only one clinical trial (Phase 1a study in normal healthy volunteer with TX45) required for the approval of any of our product candidates. Although we are currently enrolling Phase 1b and Phase 2 clinical trials with TX45 in Group 2 PH patients with HFpEF, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. Furthermore, our product candidate TX2100 is still in preclinical studies and the full results of such studies are not yet known. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize TX45 or any future product candidates, including:

•
delays in or failure to obtain regulatory authorizations to commence a trial;
•
delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials;

•
delays in or failure to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

The results of our ongoing Phase 1b clinical trial of TX45, the recently initiated Phase 2 clinical trial of TX45, and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug (“IND”) applications in the United States, or similar applications in other jurisdictions. In July 2024, we received clearance from the FDA for our IND application for our TX45 program but as the date of this report, studies are only being conducted in Australia, Moldova and the Netherlands. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are currently conducting a Phase 1b and the recently initiated Phase 2 clinical trials for TX45, including some trials which may be outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biotechnology industry, in particular for our lead product candidate, TX45, TX2100, our business, financial condition and results of operations could be materially adversely affected.

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

Additionally, on August 16, 2022, President Biden signed the Inflation Reduction Act (the “IRA”), into law, which among other things, (1) directs the Department of Health and Human Services (the “HHS”), to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA includes certain exemptions to the price negotiation program, including a limited exemption for products with orphan drug designation. This exemption applies only to products with one orphan drug designation that is (i) for a rare disease or condition and (ii) is approved for indication(s) for such rare disease or condition. By limiting price negotiation exemption to products with only one orphan drug designation, the IRA may decrease our interest in pursuing orphan drug designation for our product candidates in multiple indications. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for TX45 and any potential future product candidates, which would adversely affect our business.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. presidential and Congressional elections. Such reforms could have an adverse effect on anticipated revenue from TX45 and any potential future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Disease outbreaks, epidemics and pandemics in regions where we may have clinical trial sites or other business operations could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics have negative impacts on our ability to initiate new clinical trial sites, to enroll new patients and to maintain existing patients who are participating in our clinical trials, which may include increased clinical trial costs, longer timelines and delay in our ability to obtain regulatory approvals of TX45, TX2100 and any potential future product candidates, if at all. Disease outbreaks, epidemics and pandemics also could adversely impact clinical trial results for TX45 or other future potential product candidates, such as by diminishing or eliminating their efficacy or by producing a safety concern, either through direct biological effects or through confounding of the data collection and analysis. This adverse impact could terminate further development of TX45, result in a lack of product approval by the FDA or other regulatory authorities, delay the timing (and/or increase the cost) of a product approval by the FDA or other regulatory authorities, lead to a restrictive product label that significantly limits prescribing of an approved product, delay or preclude reimbursement by payors, or significantly limit or preclude the commercialization of TX45.

In addition, because our key manufacturer and supplier for TX45 is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our supplier may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the recently proposed BIOSECURE Act passed in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

General supply chain issues may be exacerbated during disease outbreaks, epidemics and pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all.

If our contract manufacturing organizations (“CMOs”) are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of TX45 or TX2100 on our anticipated development timelines. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders. If any of our CMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components to the manufacture or distribution of vaccines or medical supplies needed to test or treat patients in a disease outbreak, epidemic or pandemic, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, and methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. The patenting process is expensive and time-consuming, and we may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue, obtain or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. In addition, we cannot guarantee that patent applications or patents that we initially believe to be owned by the company will not be encumbered by third party ownership or other third party rights that may not have been evident to us at the time of preparation or filing. For instance, such rights could arise from the intellectual contributions of company employees who were previously employed by third parties, such as universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors, or from the intellectual contributions of company consultants, advisors, or independent contractors with current or previous relationships with such third parties. Therefore, these patents and applications may not be prepared, filed, prosecuted or enforced in a manner consistent with the best interests of our business. Furthermore, licenses from such third parties may be required or desirable but may not be available on reasonable terms, or at all.

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. In addition, we have used and continue to use consultants, advisors, and/or independent contractors with relationships with third parties, including institutions and/or other companies. We try to ensure that our employees, consultants, advisors, and/or independent contractors have the right to assign to us intellectual property generated during their engagement with us, and that they do not use the proprietary information or know-how of others in their work for us. Although no claims against us are currently pending, there is no guarantee that in the future we may not be subject to claims that we or our employees, consultants, advisors, or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties, or improperly assign intellectual property rights to us. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that its patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the foreign patent offices. The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or have exclusively in-licensed pending patent applications that relate to our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2041 through 2044, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Risks Related to Our Reliance on Third Parties

We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture TX45, TX2100 and any other product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.

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

Moreover, our CMO may experience manufacturing difficulties due to resource constraints, governmental restrictions or as a result of labor disputes or unstable political environments. Supply chain issues, including those resulting from the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine, may affect our third-party vendors and cause delays. Furthermore, since we have engaged WuXi Biologics, a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. For example, the recently proposed BIOSECURE Act passed in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, loans, and grants to entities that use equipment or services from certain Chinese biotechnology companies, including Wuxi Biologics, and would authorize the U.S. government to name other Chinese biotechnology companies of concern. The current version of the BIOSECURE Act includes a grandfathering provision allowing biotechnology equipment and services provided or produced by WuXi Biologics and other named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or funding if we continue to use WuXi Biologics or other suppliers or partners identified as “biotechnology companies of concern” beyond the grandfathering period. In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi Biologics. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to transfer from WuXi Biologics, which is our sole manufacturing source for TX45, we anticipate that the complexity of the manufacturing process may materially impact the amount of time it would take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to supply product candidates, including TX45, in a timely manner or within budget. If any CMO on which we will rely fails to manufacture quantities of a product candidate at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, cash flows, and prospects could be materially and adversely affected. In addition, our CMO and/or distribution partners are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and our CMO may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our products.

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

In addition, current Australian tax regulations provide for a refundable research and development incentive payment equal to 43.5% of qualified expenditures to companies with an annual turnover of less than AU$20 million. To date, Tectonic Therapeutic Pty Ltd. has not received tax inventive payments for research expenditures in Australia, and it is unlikely that it will receive incentive payments during 2025 for research expenditures made during 2024. If our subsidiary loses our ability to operate in Australia, or if we are ineligible or unable to receive the research and development incentive payment, or the Australian government significantly reduces or eliminates the incentive program, our business and results of operation may be adversely affected.

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

As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $43.6 million. The amount of net operating loss carryforwards that we are permitted to deduct is limited to 80% of taxable income in each such taxable year to which the net operating loss carryforwards are applied. In addition, our U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Code, if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law.

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

Stockholders previously filed lawsuits, which were subsequently dismissed, relating to the Merger; however, additional lawsuits could be filed.

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

AVROBIO believed that the disclosures set forth in the Registration Statement complied fully with all applicable law, that no supplemental disclosures were required under applicable law, and that the allegations in the Merger Actions and Demands were without merit. However, in order to moot the claims in the Merger Actions and Demands, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, and without admitting any liability or wrongdoing, AVROBIO decided voluntarily to supplement certain disclosures in the Registration Statement (the “Supplemental Disclosures”). On June 4, 2024, AVROBIO made certain Supplemental Disclosures on Form 8-K filed with the Securities and Exchange Commission. Following the issuance of the Supplemental Disclosures, each of the Merger Actions was voluntarily dismissed and each of the Demands were withdrawn.

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

Based on the number of shares outstanding as of September 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 47.4% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Description	Form	File No	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation, as amended through June 20, 2024.	10-Q	001-38537	3.1	8/14/2024

3.2	Amended and Restated Bylaws, as currently in effect.	8-K	001-38537	3.2	6/25/2018

10.1#*	Non-Employee Director Compensation Policy of Tectonic Therapeutic, Inc.

10.2#	Separation Agreement, dated July 5, 2024, between Tectonic Therapeutic, Inc. and Christian Cortis	8-K	001-38537	10.2	7/5/2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*^	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

TECTONIC THERAPEUTIC, INC.

Date: November 12, 2024	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)