Form 10-K
period 2024-12-31
Tectonic Therapeutic, Inc.
filed 2025-03-20
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2024, was $115.0 million.

As of March 1, 2025, the registrant had 18,662,672 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “until,” “will,” “would,” and similar expressions or variations. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•
our strategies, prospects, plans, expectations or objectives of management for our future operations;
•
our progress, scope or timing of the development of our product candidates;
•
our expectations surrounding the potential safety, efficacy, and regulatory and clinical progress of TX45, TX2100 and any other product candidates, and our anticipated milestones and timing therefor;
•
the benefits that may be derived from any of our future products, if approved, or the commercial or market opportunity with respect to any of our future products, if approved;
•
our ability to protect our intellectual property rights;
•
our anticipated operations, financial position, ability to raise capital to fund our operations, revenues, costs or expenses; and
•
the statements regarding our future economic conditions or performance, statements of belief and any statement of assumptions underlying any of the foregoing.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Annual Report on Form 10-K as well as our other filings made with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

TRADEMARKS

We use various trademarks and trade names in our business, including without limitation our corporate name and logo. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1. Business.

On January 30, 2024, we entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Tectonic Operating Company, Inc. (previously Tectonic Therapeutic, Inc., referred to as “Legacy Tectonic”) and Alpine Merger Subsidiary, Inc. (“Merger Sub”). Pursuant to the Merger Agreement and the satisfaction of the conditions described in the Merger Agreement, on June 20, 2024, Merger Sub merged with and into Legacy Tectonic, with Legacy Tectonic surviving as our wholly owned subsidiary (the “Merger”). In connection with the completion of the Merger, we changed our name from “AVROBIO, Inc.” to “Tectonic Therapeutic, Inc.,” and our business became primarily the business conducted by Legacy Tectonic. We are now a clinical stage biotechnology company focused on developing novel GPCR-targeted biologics to effectively and safely treat patients with serious medical conditions where there are currently limited or no medical options. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

As used in this Annual Report on Form 10-K, the words “Company,” “we,” “our,” “us” and “Tectonic” refer, collectively to Tectonic Therapeutic, Inc. and its consolidated subsidiaries following completion of the Merger. Unless otherwise noted, all references to shares of common stock and per share amounts prior to the Merger in this Annual Report on Form 10-K have been retroactively adjusted to reflect the conversion of shares in the Merger based on an exchange ratio of 0.53441999 (after giving effect to the 1-for-12 reverse stock split effected on June 20, 2024).

Overview

We are a biotechnology company focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of G protein-coupled receptors (“GPCRs”). The discovery of biologics that can modulate GPCRs has historically been quite challenging. We have developed a proprietary technology platform called GEODe™, with the aim of addressing these challenges and to enable the discovery and development of GPCR-targeted biologic medicines that can modify the course of disease. We focus on areas of significant unmet medical need, often where therapeutic options are poor or nonexistent, and where new medicines have the potential to improve patient quality of life or extend duration of life.

GPCRs are receptor molecules found on the surface of cells that act as sensors for various extracellular stimuli to enable communication between cells and their environment. These molecules regulate diverse aspects of human biology including blood pressure, glucose metabolism, transmission between neurons and immune surveillance. There are over 800 human genes encoding GPCRs, underscoring the extent to which human biology has relied on this molecular system for physiological control. The breadth of effects controlled by GPCRs is illustrated by the fact that greater than 30% of all approved drugs address targets in this class. The vast majority of these drugs, however, are small molecules, and their targets have been largely confined to a few GPCR subfamilies, many of which have a natural ligand that is also a small molecule. We believe there are many situations where biologics could present advantages over small molecules for this class of targets. For instance, when targeting a single member of a highly related family of GPCRs, the selectivity profile achievable with an antibody may be preferable to that of a small molecule in order to optimize the therapeutic efficacy and safety for the patient. Conversely, when multi-modal action is needed to achieve a desired physiological effect, proteins engineered for bispecific function allow for dual target engagement, unlike small molecules that are generally optimized for action on a single target. We are focused on developing biologics to address GPCRs with the goal of capturing such opportunities.

It has been historically difficult to discover therapeutic proteins and antibodies that bind to and modulate the activity of GPCRs because of the low endogenous level of expression of many GPCRs, complex biochemistry and their inherent instability when removed from their natural environment in, the cell membrane. To unlock the potential for biologic therapeutics to broaden the clinical utility of GPCRs, we use our proprietary GEODe™ technology platform in an attempt to overcome the known challenges of GPCR-targeted drug discovery.

The initial components of the platform, its first generation yeast library design and initial yeast selection protocols, were developed at the Harvard Medical School. However, over the last few years we have improved and modified all aspects of the platform including second and third generation library designs, optimized GPCR engineering strategies and yeast selection protocols better suited to GPCR antibody discovery. These modifications have resulted in selection campaigns that have a higher success rate with molecules that have higher affinity and potency and better biophysical properties compared to hits identified from initial antibody selection campaigns. The GEODe™ platform includes components aimed at optimizing the expression, purification, and stabilization of GPCRs and pairs these advances with our protein engineering and structural biology capabilities. While the current libraries, receptor engineering and selection strategies are producing GPCR-targeted antibodies, we continue to evolve and modify aspects of the platform, which we believe will lead to even better results.

Development and Pipeline Programs

The following table summarizes key information about our development programs and other pipeline programs:

# Unique Pipeline of GPCR-Targeted Biologics Underpinned By TX45 Targeting PH-HFpEF

| PROGRAM / INDICATION | DISCOVERY | IND ENABLING | PHASE 1 | PHASE 2 | ANTICIPATED MILESTONES |
|---|---|---|---|---|---|
| **GROUP 2 PH-HFpEF**<br>**Potential Best-in-Class**<br>RXFP1 Agonist[1] | | | TX45 | | • Phase 1b hemodynamic PH-HFrEF results expected in 2H'25<br>• Phase 2 results expected in 2026 |
| **HEREDITARY HEMORRHAGIC TELANGIECTASIA (HHT)**<br>**Potential First-in-Class & Indication**<br>GPCR Antagonist[2] (anti-angiogenic) | TX2100 | | | | • Phase 1 trial initiation expected in Q4'25 / Q1'26 |
| **FIBROSIS**<br>**Bispecific Approach**<br>GPCR Modulator[2] (anti-fibrotic) | | | | | • Bispecific / anti-fibrotic and other GPCR modulators ongoing |
| **GPCR MODULATORS** | | | | | |

1. *Fusion protein – lead molecule in-licensed from Harvard U., optimized using GEODe platform*
2. *GPCR-targeted biologics discovered internally using GEODe platform*

TX000045

Our lead asset TX000045, referred to as TX45, is an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone, relaxin. Relaxin is an endogenous protein that is expressed at low levels in both men and women. In normal human physiology, relaxin is upregulated during pregnancy where it exerts vasodilatory effects, reduces systemic and pulmonary vascular resistance and increases cardiac output to accommodate the increased demand for oxygen and nutrients from the developing fetus. Relaxin also exerts anti-fibrotic effects on pelvic ligaments to facilitate delivery of the baby. Scientists have hypothesized that these unique dual aspects of relaxin biology may offer therapeutic potential in the treatment of cardiovascular disease. Unfortunately, the development of a viable therapeutic targeting Fc-relaxin has been challenging, primarily because of relaxin’s very short half-life.

We believe TX45’s pharmacological profile, which is the direct result of applying our protein engineering capabilities, has the potential to overcome the limitations that have impeded previous attempts to develop relaxin as a therapeutic protein. We have identified Group 2 pulmonary hypertension (“PH”) in the setting of heart failure with preserved ejection Fraction (“HFpEF”) referred to as PH-HFpEF, as the initial disease in which to interrogate the therapeutic potential of relaxin. We hypothesize that treatment with relaxin could improve hemodynamics through effects on pulmonary and systemic vasodilation, cardiac diastolic dysfunction and potential remodeling in both the pulmonary vessels and the heart which could translate into a clinically meaningful improvement in exercise capacity in these patients. Clinical trials are ongoing to confirm this hypothesis. Despite this belief, our business carries substantial risks, including our limited experience in therapeutic discovery and development, and the risk that the platform may never result in the regulatory approval of a product candidate. See “Risk Factors – Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates – We have limited experience in therapeutic discovery and development and our GEODe™ platform may never result in the regulatory approval of a product candidate.”

Group 2 PH is a subtype of PH which develops secondary to left heart disease (“LHD”). This is a common, chronic, life-threatening condition with complex causality for which there are presently no FDA-approved medications. PH-HFpEF is characterized by declining cardiac function, fibrotic tissue remodeling in the heart, and in some patients, fibrotic remodeling in the pulmonary vasculature as well. We have elected to prioritize development of TX45 in PH-HFpEF because of the high unmet medical need in this population and the specific physiological actions of relaxin that suggest that it could address the key pathophysiology of the disease which involves both impairment of left ventricular function and high pressures in the pulmonary arteries, and in some patients, high resistance in the pulmonary vasculature. There are no FDA approved therapies in Group 2 PH including PH-HFpEF. Furthermore, prior clinical data in patients with acute and chronic heart failure treated with a continuous infusion of a short half-life relaxin is supportive of the potential utility of relaxin administration in these patients. Clinical trials are ongoing to evaluate the hypothesis that relaxin could provide efficacy in patients with PH-HFpEF. Beyond PH-HFpEF, we believe there are additional areas where TX45 could provide benefit to patients, such as pulmonary hypertension in the setting of heart failure with reduced ejection fraction (“PH-HFrEF”), as well as with diseases that result in the chronic deterioration of lung and/or kidney function due to vasoconstriction and fibrotic remodeling.

In September 2024, we announced favorable results from a Phase 1a trial evaluating safety, tolerability and pharmacokinetic (“PK”) and pharmacodynamic (“PD”) properties for TX45. In this trial, TX45 was well tolerated after intravenous (IV) doses ranging from 0.3mg/kg to 3 mg/kg and subcutaneous (“SC”) doses ranging from 150mg to 600mg. PK profile revealed dose proportional PK and a half-life of 14-20 days. PD response of TX45 on renal plasma flow (“RPF”) was assessed in each dose cohort at multiple timepoints post dose. From the multiple PK/PD measurements a robust exposure-response Emax model was developed to enable dose selection for our Phase 2 trial. Based on this exposure-response model the doses of 300 mg SC every 2 weeks and 300 mg SC every 4 weeks were chosen for the TX45 Phase 2 trial in PH-HFpEF. Both of these doses are expected to result in steady state trough exposures yielding near maximal (300mg Q4W) or maximal (300mg Q2W) pharmacodynamic effects throughout the dosing interval.

The Phase 1b acute hemodynamic trial (TX000045-002) has completed enrollment in Part A which included 19 patients with PH-HFpEF. Part A included participants with both combined pre- and post-capillary PH (“CpcPH”) and isolated post-capillary PH (“IpcPH”). Top line data of Day1 hemodynamics and accumulated safety revealed that TX45 was well tolerated in this patient population after single IV doses ranging from 0.3mg/kg to 3mg/kg. There have been no serious or severe adverse events, no evidence of an immune related reaction, and no trial discontinuations. Data from an interim analysis of 16 of 19 patients reported in January 2025, showed that IV administration of TX45 resulted in significant improvements in various hemodynamic measures as assessed by right heart catheterization over the first 8 hours post dose. These improvements included the reduction in pulmonary capillary wedge pressure (“PCWP”) in the whole population and a reduction in pulmonary vascular resistance (“PVR”) in patients with CpcPH. Additionally, TX45 produced a reduction in mean pulmonary artery pressure (“mPAP”) and an increase in cardiac output and stroke volume. Part B of this trial is ongoing and plans to evaluate single IV safety and hemodynamic effects of TX45 in patients with PH-HFrEF.

Our Phase 2 clinical trial, which we refer to as the APEX trial (TX000045-003), was initiated early in the fourth quarter of 2024. This trial is a Phase 2, randomized, double-blind, placebo-controlled 24-week trial in PH-HFpEF patients, enriched for patients with CpcPH. In this trial, approximately 180 participants will be randomized in a 1:1:1 manner to either placebo, 300mg every 2 weeks or 300mg every 4 weeks. The primary endpoint for the Phase 2 trial is the change from baseline in PVR and a key secondary endpoint is change from baseline in PCWP. Other secondary endpoints include additional hemodynamic endpoints, change from baseline in 6 minute walk distance and change in symptoms as assessed by the Kansas City Cardiomyopathy Questionnaire (“KCCQ”).

TX2100: GPCR Antagonist for Hereditary Hemorrhagic Telangiectasia (“HHT”)

Our second program, TX2100, is aimed at the discovery and development of a GPCR targeting biotherapeutic as a potential treatment for HHT, the second-most common genetic bleeding disorder. In HHT, abnormal blood vessel formations result in telangiectasias and arterio-venous malformations or “AVMs.” These abnormal vessels are prone to spontaneous and severe bleeding that can be life-threatening. There are no currently approved therapies to treat HHT.

In HHT patients, mutations have been identified in BMP9, BMP10, Endoglin, ALK1 and SMAD4 proteins, all of which are members of a common signaling pathway. Preclinically, knock-out or inhibition of pathway members leads to increased expression of factors that drive angiogenesis and abnormal blood vessel formation that phenocopy the clinical situation. The GPCR target for our HHT program is a receptor for an angiogenic factor known to be upregulated in HHT animal models. By blocking the signaling of this receptor, we anticipate the potential for decreased bleeding resulting from the abnormal angiogenesis seen in HHT. We selected TX2100 as a development candidate. TX2100 is a VHH-Fc fusion antagonist to an undisclosed GPCR target (“GPCR3”). We intend to start IND enabling toxicology studies in the second quarter of 2025 and expect to initiate a Phase 1 clinical trial for TX2100 in the fourth quarter of 2025 or the first quarter of 2026, subject to the results of IND-enabling studies.

GPCR Modulator Bispecific for Fibrosis

Our third program is aimed at the discovery and development of a potential therapy for fibrotic diseases and employs a bispecific format for the construction of a molecule with a differentiated mechanism of action. The strategy leverages two targets, one with previous human proof of concept and one novel target. Both targets are expressed on overlapping cell types with complementary and nonoverlapping modes of action that simultaneously could enhance the therapeutic potential over modulating either target on its own.

Anticipated Milestones

Over the next few years, we anticipate that several significant milestones could be achieved for our lead asset TX45. This includes presentation of the final data from Part A of our Phase 1b acute hemodynamic trial at a medical meeting later this year, data from Part B of the Phase 1b trial in patients with PH-HFrEF in the second half of 2025, and data from the randomized Phase 2 trial in patients with PH-HFpEF in 2026. A development candidate from our HHT program may also advance into clinical trials in the fourth quarter of 2025 or the first quarter of 2026 and could progress into efficacy trials in patients in late 2026 or early 2027.

Our GEODeTM platform has been optimized over the last three years and is being used to discover biologic drugs targeting GPCRs. We are deploying our GEODeTM platform to generate additional pipeline assets by identifying and optimizing new GPCR targeted biologics that have the potential to address areas of substantial unmet need.

Background on GPCRs

GPCRs are a family of over 800 proteins found on the surface of cells throughout the body that mediate the body’s response to extracellular stimuli by initiating a series of enzymatic reactions on the inside of cells which result in changes to cellular physiology. The diversity, functional specificity and localization to particular cell or tissue types makes GPCRs an especially compelling class of drug targets. Over 30% of approved drugs spanning a wide range of therapeutic areas, including metabolic diseases, inflammation, respiratory diseases, neurology and cancer, exert their action by modulating GPCRs. The targets for these medicines, however, represent only approximately 12% of known GPCRs, leaving at least as many GPCRs that are considered druggable still unexploited. GPCRs have a complex topology which has made both the protein production and purification of GPCRs outside of their natural environment in the cellular lipid membrane, as well as the identification of viable drug candidates to target them, challenging.

Background on Relaxin / RXFP1 Biology

Relaxin is a naturally occurring peptide hormone that was first identified in 1926 in the setting of pregnancy. Relaxin is upregulated during pregnancy to allow for hemodynamic adaptation and increased cardiac output in response to the increased demands to the developing fetus and to allow for loosening of the pelvic ligaments prior to delivery. Relaxin is a member of the insulin superfamily of peptide hormones, and it consists of two peptide chains linked by disulfide bonds. Notably, activation of the RXFP1 receptor by relaxin does not result in internalization of the receptor, as is observed with many other GPCRs, which suggests there would be no receptor desensitization with chronic therapy using a relaxin-based agent.

Relaxin has long been of interest as a therapeutic agent for the treatment of cardiovascular disease because of its natural effects on hemodynamic function. The development of relaxin-based therapeutics, however, has been limited by the short half-life of the native peptide hormone, which necessitated continuous IV or subcutaneous administration to establish and maintain target therapeutic levels of the compound in circulation. Previous efforts to develop recombinant native human relaxin (“serelaxin”) to treat acute heart failure (“AHF”) have shown signs of clinical benefit.

To address the pharmacological limitations of the native relaxin hormone and enable its development beyond AHF, we have engineered a single-chain relaxin-Fc fusion protein, TX45, that features differentiated pharmacokinetic and biophysical properties to enhance key pharmacodynamic properties. TX45 was developed in a subcutaneous formulation with the goal of chronic administration via intermittent subcutaneous injection. As noted above, to interrogate the therapeutic potential of relaxin, we have identified PH-HFpEF as the initial indication with an emphasis on the CpCPH subpopulation and have started to explore its potential in PH-HFrEF as well. We believe that in these settings, treatment with relaxin could improve hemodynamics and promote beneficial remodeling in both the pulmonary vessels and the heart, making it potentially ideally suited for this indication. Clinical trials are ongoing to confirm this hypothesis.

Background on Group 2 PH

PH is a serious, life-threatening condition that affects hundreds of thousands of patients in the United States. In PH, the blood pressure in the pulmonary arteries is increased, exerting severe strain on the right side of the heart, which adapts poorly to the increased pressure. PH gradually causes worsening exercise capacity, shortness of breath and right-sided heart failure which can lead to death.

The World Health Organization has specified 5 different groups of PH. Group 1 PH is also known as pulmonary arterial hypertension (“PAH”) and is caused by spontaneous thickening and fibrosis of the pulmonary arteries and arterioles without underlying significant cardiac, lung parenchymal, or chronic thromboembolic disease. Group 2 PH is due to left-sided heart disease (“PH-LHD”) and is the largest group of PH. Although several Group 1 PH medications have been explored in Group 2 PH, no medications have yet been approved by the FDA for its treatment.

Group 2 PH Pathophysiology and Epidemiology

Group 2 PH is caused by left-sided heart disease, including heart failure with HFpEF, heart failure with reduced ejection fraction (“HFrEF”), and valvular heart disease (“VHD”). Group 2 PH itself consists of two disease subtypes, isolated IpcPH or CpcPH.

In patients with left-sided heart disease, whether HFpEF, HFrEF or VHD, the development of PH is associated with a much worse prognosis. In the various forms of heart failure, the heart fails to pump sufficient blood throughout the body to meet the metabolic demands of the individual. To compensate for inadequate cardiac output, the kidneys retain excess fluid to help increase the filling of the heart (“priming the pump”) during the relaxation phase of the cardiac cycle. This attempt to increase the filling of the heart leads to increased pressure during the relaxation phase. PH can develop in this setting when the pressure is transmitted backwards from the left atrium of the heart into the pulmonary veins and pulmonary arteries. This passive backflow of high pressure leads initially to post-capillary hypertension. These patients have a subtype of Group 2 PH called isolated post-capillary pulmonary hypertension (IpcPH). Over time this increased pressure can lead to the thickening and fibrosis of the pulmonary arteries and arterioles resulting in disease of the precapillary vasculature of the lung and this is demonstrated by increased PVR. When Group 2 PH results in both increased pulmonary artery pressures from the passive backflow of pressure from the left atrium along with intrinsic changes, such as thickening, fibrosis, and narrowing of the lumen of the pulmonary arteries, it is called Combined pre-and post-capillary Pulmonary Hypertension (CpcPH). To differentiate patients with IpcPH and CpcPH, a right heart catheterization is performed. Patients with elevated PVR, elevated pulmonary artery pressure (“PAP”) and an elevated Pulmonary Capillary Wedge Pressure (“PCWP”) have CpcPH, while those with just elevated PAP and PCWP and normal PVR have IpcPH. PH places a great strain on the right ventricle which is unable to compensate for this increased workload. Eventually, PH causes the right ventricle to dilate and fail, ultimately leading to death.

There are an estimated 7.3 million patients with heart failure in the United States, with HFpEF and HFrEF representing approximately 50% each of heart failure cases. We estimate the combined Group 2 PH population with HFpEF or HFmrEF (Left Ventricular Ejection Fraction between 40-50%) who are NYHA Class II or III is approximately 1.4 million and the prevalences of IpcPH of approximately 1 million and CpcPH of approximately 0.4 million using a PVR cutoff of >3 Wood units. We estimate the combined Group 2 PH population, class II and III patients, with HFrEF (LVEF<40%) at approximately 1.1 million and the prevalences of IpcPH of approximately 0.8 million and CpcPH of approximately 0.3 million using a PVR cutoff of >3 Wood units.

Pathophysiology of PH-HFpEF and Therapeutic Potential of Relaxin

Patients suffering from CpcPH typically face worse outcomes than those with IpcPH (23% survival at five years vs. 40%-50%, respectively). Optimal treatment of heart failure may improve IpcPH to some extent. However, because of the specific pulmonary vascular pathology in CpcPH, treatment of heart failure alone is often insufficient to have a meaningful impact on this form of the disease.

Several of the drugs used to treat pulmonary arterial hypertension (PAH, Group 1 PH) failed to demonstrate benefits in Group 2 PH-HFpEF. Most of these agents act as vasodilators in the lung, thereby increasing blood flow to the left side of the heart. However, pulmonary vasodilators have limited effect on left sided heart function especially diastolic function, or systemic circulation, and therefore, do not increase the ability of the left side of the heart to pump blood. This could worsen heart failure without improving exercise function. Relaxin’s hemodynamic effects are mediated both by inhibition of endothelin-1 as well as activation of the nitric oxide signaling pathway. Relaxin also serves as a lusitropic agent via inhibition of SERCA2 in cardiomyocytes, which enables the heart to actively relax and fill adequately during diastole. In addition, relaxin exerts anti-fibrotic and anti-inflammatory effects via activation of metalloproteinases, inhibition of the TGF-beta pathway and inhibition of IL-1beta and IL-6.

Our support of TX45 is based upon our hypothesis that relaxin’s activities, through its pulmonary vasodilatory, remodeling and anti-fibrotic effects, may reverse the deleterious changes in the pulmonary vasculature present in CpcPH. Furthermore, relaxin’s pulmonary and systemic vasodilatory activity could unload the left ventricle, while relaxin’s anti-fibrotic and anti-inflammatory activities could promote reverse remodeling of the left ventricle in HFpEF. Lastly, relaxin’s ability to relax the heart muscle could improve diastolic filling in HFpEF where cardiac hypertrophy and fibrosis lead to diastolic dysfunction and heart failure. While we believe these benefits are most likely to be greatest in the CpCPH population, these benefits could also extend to IpcPH patients and thus to the entire PH-HFpEF population.

As depicted in the table below, we hypothesize that the inherent vasodilatory, anti-fibrotic, and anti-inflammatory activities of relaxin could be well suited to address both the pulmonary and cardiac pathologies of PH-HFpEF.

Characteristics of Group 2 PH	IpcPH	CpcPH	Anticipated Relaxin Effects
Pulmonary artery narrowing, thickening, stiffening, fibrotic remodeling		✓	Pulmonary vasodilation anti-inflammatory, anti-fibrotic

Right ventricular dysfunction	✓	✓	Right ventricular remodeling

Thickening and stiffening of left ventricle	✓	✓	Peripheral vasodilation, cardiac relaxation, left ventricular remodeling

Compromised kidney function	✓	✓	Improvement in kidney function

Relaxin’s numerous physiologic activities, promoting vasodilation in both the systemic and pulmonary vasculature, increasing cardiac output and decreasing pulmonary capillary wedge pressure (PCWP, a measure of left ventricular diastolic function) have previously been demonstrated with serelaxin (recombinant native human relaxin-2). As reported by Ponikowski P. et al in European Heart Journal in 2014, patients with acute heart failure who had a right heart catheterization exhibited improved hemodynamics with relaxin treatment.

Background on TX45

TX45 is a recombinant protein consisting of an engineered single chain human relaxin domain fused to the Fc domain of human immunoglobulin 1 (IgG1) using a peptide chain linker. The Fc portion of TX45 was modified to reduce Fcg receptor activation, and to increase binding to the neonatal Fc receptor (FcRn) with the goal of significantly increasing the half-life of the molecule in circulation, relative to the half-life of native human relaxin. TX45 was further engineered to reduce the isoelectric point (pI) of the molecule to enhance its pharmacokinetic properties and improve its biophysical profile. Reduction of the molecule’s pI was deemed necessary to avoid the non-specific clearance of high pI molecules from the circulation that takes place immediately following administration as a result of binding to negatively charged heparin proteoglycans on the blood vessel wall. This effect can dramatically reduce the amount of bioavailable drug to exert pharmacologic action.

TX45 Pharmacology Studies

TX45 has been tested in several non-clinical in vivo PK and pharmacology studies. These include a rat renal blood flow model that is used as a PD endpoint that demonstrates the vasodilatory effects of relaxin. TX45 administration shows a dose-response and exposure-response relationship on increasing rat renal blood flow. TX45 also demonstrated a significant effect on a number of clinically relevant parameters in the rat monocrotaline-induced (MCT) model of PH. Significant reductions in pulmonary artery pressure, right ventricular hypertrophy, NT-proBNP, and pulmonary artery muscularization were demonstrated along with improvement in survival compared with control animals. The trough exposure corrected for human potency that is associated with maximal efficacy in this chronic rat model was approximately 2ug/ml. The trough exposure for maximal efficacy in this chronic model corresponds to a near maximal effect in our acute renal blood flow assay. This exposure is on the order of EC70.

TX45 Non-clinical Toxicology Studies

TX45 has been tested in rat and non-human primate (NHP) 1-month GLP toxicology and 6-month GLP toxicology studies at ITR in Canada. There is relatively low sequence homology between the active portion of TX45 and rat relaxin (approximately 50%) or NHP relaxin (approximately 73%). In the 1-month GLP toxicology studies, there were no specific toxicities identified and no observable adverse effect level (NOAEL), which is the greatest dose of a drug at which no detectable adverse effects occur in an exposed population, was 100 mg/kg for both species. Administration of TX45 resulted in the development of anti-drug antibodies (ADAs) in some rats and monkeys, but the ADA response was most prevalent in rats receiving TX45 by subcutaneous injection.

During weeks 6-9 of the 26-week GLP chronic toxicology study in NHPs, 5/32 monkeys treated with TX45 developed monkey anti-human anti-drug antibodies. ADAs formed in these 5 animals while they were recovering from an upper respiratory infection (URI) during weeks 5-9 of the study. Three animals were terminated prematurely due to severe immune related reactions, two of which had measured ADAs at the time of termination. We believe the URI acted as an adjuvant to heighten the immunologic response to TX45. Only animals that had URI symptoms developed ADAs and no additional animals developed ADAs as of week 25 (out of 26) of the study. The development of ADAs was not unexpected since there is only 75% homology between human and monkey relaxin, and ADAs were previously reported in serelaxin chronic toxicology studies. There is no expected correlation between the development of ADAs against a substantially human protein administered to NHPs and the immunogenicity profile of the same protein in humans. The absence of high sequence homology between non-clinical species and human protein therapeutics is a common cause of immunogenicity in toxicology studies, particularly in longer-term studies, and does not predict immunogenicity in human clinical studies. The preclinical data for TX45 have not yet been published.

TX45 Clinical Development Studies and Plans

# TX45 Development Program Overview

## Planned readouts in 2025 and 2026

| | 2024 | 2025 | 2026 |
| --- | --- | --- | --- |
| **Phase 1a**<br>Safety, tolerability, PK/PD | Healthy Volunteers | | |
| **Phase 1b**<br>RHC study to establish hemodynamic proof of concept<br>*- Part A (PH-HFpEF); Part B (PH-HFrEF)* | Group 2 PH with HFpEF | PCWP, PVR in CpcPH, exploring TPR, CO,SV and other HD endpoints<br>Group 2 PH with HFrEF | Expected 2H'25 (Part B) |
| **Phase 2**<br>Randomized, 6-month study | | Group 2 PH with HFpEF (enriched for CpcPH) | Expected 2026<br>PVR, PCWP, 6MWD |

*RHC:* *Right Heart Catheter*
*mPAP:* *Mean Pulmonary Arterial Pressure*
*PVR:* *Pulmonary Vascular Resistance*
*CO:* *Cardiac Output*
*6MTD:* *6-Minute Walk Distance*

**Development Plan Reviewed with FDA via Pre IND**

The TX45 clinical development program was designed to provide data supporting key inflection points. TX000045-001, a first in human, single ascending dose trial, was completed in third quarter of 2024. This trial was designed to provide data on safety and tolerability, and immunogenicity as well as define the PK and PD profile of TX45 after single doses in healthy volunteers.

Part A of the Phase 1b single dose acute hemodynamic trial in PH-HFpEF patients completed dosing of the 19 patients in this part of the trial. In January 2025, we reported interim data on the safety and day 1 hemodynamic effects of TX45 in 16 out of the total 19 participants in Part A. The final data is expected to be presented at an upcoming medical conference. Data from Part B of the Phase 1b trial in PH-HFrEF patients is anticipated to be reported in the second half of 2025.

The first patient was enrolled in the Phase 2 proof-of-concept randomized, double-blind, placebo-controlled trial in PH-HFpEF in October 2024 and data from this trial is expected to be available in 2026.

A pre-IND consultation between us and the FDA occurred in early 2024. No significant issues were identified by the FDA with our planned clinical development strategy for TX45. The agency agreed that demonstration of an improvement in exercise capacity would be a suitable pivotal endpoint for regulatory approval. They confirmed that an appropriate endpoint for an assessment of exercise capacity would be six-minute walk distance (6MWD). Provided the Phase 1 and 2 trials result in sufficient safety and efficacy data to justify proceeding to Phase 3, the conduct of global Phase 3 pivotal trials including sites in the United States, and additional non-clinical development work including scale-up of GMP manufacturing to commercial scale would also be needed to generate the data package necessary to support regulatory approval for marketing authorization in the United States. through the submission of a Biologic License Application (“BLA”) to the FDA. We would also seek similar regulatory approvals through equivalent submissions to regulatory bodies in territories outside of the United States.

Trial, Status	Trial Design	Treatments	Subject Population and Number
TX000045-001 Phase 1a (Completed)	Randomized, double- blind, SAD	TX000045 or placebo Single ascending IV and SC doses per clinical trial protocol: IV: 0.3mg/kg, 1mg/kg, 3mg/kg SC: 150mg, 300mg, 600mg	47 Healthy male and female subjects Each cohort had up to 8 subjects, 6 on TX45 and 2 on placebo
TX000045-002 Phase 1b, Part A (Dosing Completed)	Open-label single dose	TX000045 0.3, 1, or 3 mg/kg IV	19 patients with PH-HFpEF dosed
TX000045-002 Phase 1b, Part B (Ongoing)	Open-label single dose	TX000045 3 mg/kg IV	Approximately 10 patients with PH-HFrEF to be dosed
TX000045-003 Phase 2 (Ongoing)	Randomized, placebo-controlled, double-blind, repeated dose	TX000045 300 mg SC Q2W, 300 mg SC Q4W, or placebo	180 patients with PH-HFpEF to be randomized

Completed Phase 1a Single Ascending Dose Trial (TX000045-001)

TX000045-001 was a randomized, placebo-controlled, double-blind single ascending dose (SAD) trial in healthy volunteers which completed in the third quarter of 2024. In this trial, TX45 was well-tolerated after single IV doses ranging from 0.3mg/kg to 3 mg/kg and SC doses ranging from 150mg to 600mg. PK profile revealed dose proportional PK and a half-life of 14-20 days. The PD response of TX45 on RPF was assessed at multiple time points post dose for all dose cohorts. From these multiple PK/PD measurements we developed a robust exposure-response Emax model to enable dose selection for our Phase 2 study. We found the Emax effect of TX45 on RPF to be a 33% increase consistent with reported effect of relaxin from other relaxin compounds, such as Serelaxin (Voors, 2014) and Volenrelaxin (Tham, 2024). Based on our exposure-response model we selected TX45 doses for our Phase 2 trial as follows: 300mg SC every 4 weeks which is predicted to provide steady state trough exposure of approximately 2.6 ug/ml and near maximal effect on RPF at trough, and 300 mg SC every 2 weeks which is predicted to provide a trough exposure of approximately 8.7 ug/ml with maximal pharmacodynamic effects throughout the dosing interval. There was no evidence of immunogenicity or anti-drug antibodies in this trial.

Part A of the Acute Hemodynamic Phase 1b Trial (TX000045-002A)

TX000045-002 is an open-label, single dose trial in patients with PH associated with heart failure designed to evaluate the safety, tolerability and acute hemodynamic effects of TX45 as assessed by right heart catheterization. Part A of this trial enrolled 19 patients with PH-HFpEF, including both CpcPH and IpcPH. The doses of TX45 administered in this trial were 0.3 mg/kg IV, 1 mg/kg IV, and 3 mg/kg IV. The study evaluated safety and tolerability as well as the change from baseline in hemodynamic parameters including pulmonary capillary wedge pressure (“PCWP”) and PVR, mPAP, cardiac output (“CO”), and systemic vascular resistance (“SVR”) and additional hemodynamic measures. Notably, exposures over the first 8 hours after dosing were anticipated to be within the therapeutic range for all doses tested, therefore, it was prespecified that efficacy analyses would be done with pooling of patient data across doses.

Interim data of 16 out of the total 19 patients, released in January 2025, revealed that TX45 administration was well-tolerated in PH-HFpEF patients. No serious adverse events or severe adverse events were reported in this cohort. The interim data analysis from the first 16 (of 19 in total) patients TX45 administration significantly reduced PCWP in the overall group, and significantly reduced PVR in patients with CpcPH. In addition, TX45 administration raised CO and stroke volume and reduced Total Pulmonary Resistance (TPR) and mPAP in the overall group. The chart below summarizes our findings:

# Phase 1b (Part A) Results - TX45 Achieved or Exceeded all Hemodynamic Target Goals

| Secondary Endpoints | Absolute CFB, Mean [95% CI] | Average % CFB, [95% CI] |
|---|---|---|
| **Hemodynamics (Key 2°) (N = 16)** | | |
| Mean Δ PCWP in all participants | - 2.9 [-1.7 to -4.2] mm Hg | **-17.9% [-9.8% to -26.1%]** |
| Mean Δ PVR in CpcPH (PVR ≥ 2 WU) (n= 9) | - 1.06 [-0.78 to -1.34] Woods Units | **-32.0% [-28.1% to -35.9%]** |
| Mean Δ PVR in CpcPH (PVR ≥ 3 WU) (n= 5) | - 1.35 [-1.15 to -1.55] Woods Units | **-35.5% [-32.5% to -38.6%]** |
| **Other Hemodynamic Effects** | | |
| Mean Δ Cardiac Output in all participants | +0.65 [0.34 to 0.96] L/min | **+17.4% [8.9% to 25.9%]** |
| Mean Δ Stroke Volume in all participants | +7 [2 to 12] mL | **+13.8% [5.3% to 22.3%]** |
| Mean Δ TPR in all participants | -1.79 [-1.24 to -2.34] Woods Units | **-26.3% [-20.1% to -32.5%]** |
| Mean Δ mPAP in all participants | -4.33 [-3.02 to -5.65] mmHg | **- 15.9% [-11.2% to -20.6%]** |

Ongoing Part B of the Phase 1b Acute Hemodynamic Trial (TX000045-002B)

Part B of the Phase 1b acute hemodynamic open-label trial in patients with PH-HFrEF, including both IpcPH and CpcPH, is currently being conducted. In this trial, approximately 10 patients with PH-HFrEF will receive a single IV dose of TX45 and hemodynamics will be monitored by right heart catheterization for 8 hours after dosing. We enrolled the first patient in the Part B Phase 1b trial in March 2025, and expect topline trial results in the second half of 2025.

Ongoing Phase 2 Proof of Concept, Randomized, Placebo-Controlled, Double-Blind Trial in PH-HFpEF (TX000045-003)

Our ongoing Phase 2 randomized, placebo-controlled, double-blind proof-of-concept (POC) clinical trial in patients with PH-HFpEF is being conducted globally. In this trial, patients with PH-HFpEF are randomized to receive TX45 or placebo for 6 months. Two dose regimens of TX45 will be administered: 300 mg SC Q2W or 300 mg SC Q4W. Prior to dosing, right heart catheterization will be performed to determine baseline hemodynamics. After 6 months of treatment, patients will undergo a second right heart catheterization. The primary endpoint is change from baseline in PVR in patients with CpcPH. The key secondary endpoint is change from baseline in PCWP in all subjects. Additional endpoints will include change from baseline in 6MWD, change from baseline in the Kansas City Cardiomyopathy Questionnaire score and change from baseline in additional hemodynamic parameters including cardiac output, mean pulmonary pressure, systemic vascular resistance and stroke volume and biomarkers such as NT-proBNP. Changes in relevant echocardiographic endpoints will also be explored. This trial enriches for patients with CpcPH based on baseline right heart catheterization with the goal of evaluating efficacy in both CpcPH as well as the whole population with PH-HFpEF. We currently expect that approximately 180 subjects will be enrolled in this trial.

Group 2 PH with HFpEF Anticipated Pivotal Development Pathway

Subject to the results of our Phase 2 trials and feedback received during the End of Phase 2 meeting with the FDA, we expect to initiate a randomized, placebo-controlled, double-blind Phase 3 clinical trial in Group 2 PH patients with HFpEF, as well as long term, open label extension trial for safety evaluation. Based on historical precedent across multiple PH subtypes and our Pre-IND consultation with the FDA regarding the specific requirements for approval in Group 2 PH with HFpEF, we believe that the achievement of a clinically significant change in a functional endpoint, such as 6-minute walk distance could be sufficient for approval. The secondary endpoints may also include change from baseline to week 24 in: KCCQ-12 score, and the percentage who improve in WHO functional class. An additional secondary endpoint may be the time to the first occurrence of a clinical worsening event or death and changes in relevant echocardiographic endpoints and biomarker endpoints such as NTproBNP. At this time, we do not anticipate that an assessment of TX45’s impact on long-term cardiovascular outcomes will be a requirement for approval. Commercialization in the United States and other countries will be contingent on approval by the regulatory authorities (the FDA in the United States) and an assessment by the regulators that the studies were conducted in accordance with accepted guidance and the data demonstrated that there was a positive benefit risk for patients.

Background on HHT Opportunity

Hereditary Hemorrhagic Telangiectasia (HHT), also known as Osler-Weber-Rendu syndrome, is the second most common genetic bleeding disorder. It has been estimated that there are approximately 70,000-75,000 HHT patients in the USA and it has also been estimated that up to 15-20% of them have severe disease. Symptoms of this disorder typically arise in late teenage years or older, and the most common manifestation is recurrent epistaxis (nosebleeds), or gastrointestinal bleeding, that can be severe in some patients, requiring iron infusions or blood transfusions, Epistaxis is typically due to abnormal small blood vessels (telangiectasias) in the nasal mucosa. Patients with HHT can also develop large arterio-venous malformations (AVMs) in various organs, such as the brain, liver and lung. The presence of liver AVMs can lead to high output heart failure. AVMs can spontaneously bleed on occasion with potentially devastating results. While some AVMs can be treated by radiologic embolization, such as AVMs in the lung, others cannot, especially in the liver. Indeed, for patients with prominent liver AVMs, the only therapeutic option may be transplantation.

While there are no approved medical therapies for HHT, anti-VEGF therapies including bevacizumab have been used on an ad hoc basis with results demonstrating that anti-angiogenic therapy has the potential to be an efficacious treatment. These therapies reduce angiogenesis and bleeding in mouse models of HHT. Importantly, these data have translated to the clinic: small investigator-sponsored trials in HHT patients demonstrated reduced epistaxis episodes and reduced transfusion dependence. The effects of anti-VEGF therapy suggest that targeting an alternative pathway, similar to the VEGF-VEGFR pathway in its ability to more specifically regulate angiogenesis, could be a productive strategy to address HHT. In addition to bevacizumab, pazopanib, a tyrosine kinase inhibitor, has been explored in small investigator-initiated studies with preliminary evidence of clinical benefit.

HHT is a genetic disorder due to loss-of-function mutations in proteins in the BMP9/10-Endoglin-ALK1- SMAD4 signaling pathway. BMP9 is a member of the TGF-beta family of growth factors that regulate blood vessel development. “GPCR3” (the specific GPCR target is not disclosed at this stage) and its ligand (“L3”) have been described to play a role in angiogenesis and AVM formation. Expression of L3 is also upregulated in HHT disease models and likely contributes to the development of abnormal blood vessels.

Development Candidate for the Treatment of HHT

We identified TX2100 as a development candidate for the treatment of HHT. TX2100 is a VHH-Fc fusion antagonist antibody that binds to “GPCR3”. The Fc portion of TX2100 was modified to reduce Fcgreceptor activation and to increase binding to FcRn, in order to extend the half-life of the molecule.

Pharmacology Studies with Animal Models of HHT

Several murine models of HHT have been established. These include both genetic loss-of-function models that disrupt the BMP9/10-Endoglin-ALK1-SMAD4 signaling pathway at different points, and the BMP9/10 immunoblocked model. In these murine models of HHT, anti-VEGF or anti-VEGF receptor agents reduce AVM formation and bleeding. As referenced above, since bevacizumab, an anti-VEGF monoclonal antibody, has been shown to have a clinical impact in HHT patients at reducing epistaxis, the mouse models appear to be predictive of these human impacts. Despite these signs of clinical utility, neither bevacizumab nor small molecule VEGF receptor inhibitors have been approved for the treatment of HHT, and they are not widely used likely because of the lack of approval, concerns about toxicity and lack of adequate information about dose. We established a pharmacodynamic model of neonatal murine retinal angiogenesis. In this model, treatment with a potent mouse “GPCR3” Nanobody-Fc antagonist reduces neo-angiogenesis and the vascularized area in the neonatal mouse retina. We have also established the BMP9/10-immunoblocked mouse model of HHT. This model reliably leads to the development of hypervascularization, AVMs and bleeding in organs including the eye, GI tract and brain.

In this model, our “GPCR3” antagonist significantly reduces both arteriovenous malformations formation (AVM) and retinal hypervascularization induced by BMP9/BMP10 blockade to a similar degree as a VEGF antagonist. In addition,

“GPCR3” antagonism significantly reduced bleeding as measured by reduced drop in hemoglobin compared to an isotype control antibody. This demonstrates that pharmacologic inhibition of “GPCR3” provides significant effects on endpoints relevant to HHT patients. Additional in vivo studies characterizing the effects of “GPCR3” antagonism on additional HHT relevant vascular pathology endpoints in mice are planned.

Clinical Development Plans

The Phase 1 program for TX2100 would consist of a randomized, placebo-controlled, double-blind ascending-dose trial performed in healthy volunteers. Likely primary endpoints would be the safety and tolerability of TX2100 in these subjects, and likely secondary endpoints would be the pharmacokinetic properties of TX2100. Assuming adequate PK and safety are established in Phase 1, we intend to conduct efficacy trial(s) including a Phase 2 randomized, placebo-controlled, double-blind 6-month proof of concept (POC) trial in HHT patients with frequent epistaxis and anemia.

Background on GEODeTM Platform

We believe that our GEODeTM platform has the potential to advance the field of biologic drugs targeted to GPCRs. To date, only 12% of the more than 800 GPCRs in the human body have been successfully translated into targets for approved therapeutics with biologics representing only three of those approvals. GPCRs have proven to be elusive targets for biologics largely due to their dynamic structure and expression levels in the plasma membrane and the difficulty of translating them in a functional form outside of their native lipid microenvironment.

The majority of successful GPCR targeted therapeutics to date are small molecules, however, the success of this modality has been largely confined to just 6 GPCR subfamilies, many of which have a natural ligand that is also a small molecule. Establishing and maintaining target engagement and selectivity, therefore, for small molecules has proven challenging for receptors of increased size and complexity, greater sequence homology in ligand binding sites, or where subfamilies have overlapping ligands.

GEODeTM was developed with the aim of addressing the challenges of GPCR targeted biologics via a combination of (1) GPCR protein engineering strategies that stabilize the pharmacologically relevant forms of the receptor and increase the cell surface receptor expression, enabling purification and formulation of the receptor at scale and in the correct conformation for naïve antibody selection campaigns; (2) using an optimized cell free yeast display platform with proprietary, highly diverse Fab and VHH antibody libraries designed to target GPCRs; and (3) structure-guided protein engineering strategies to identify optimal GPCR targeted biologics. The original platform technology was developed in Dr. Andrew Kruse’s lab at Harvard. This platform technology included yeast display selection protocols, first generation Fab and VHH library designs and protocols to detergent solubilize GPCRs. Our team has made significant changes and modifications to the original platform to optimize the quality of the molecules emerging from its naïve selections and affinity maturations including optimization of its receptor design strategy, the design of its naive and affinity maturation libraries and of the yeast display selection protocols.

Summary of Our Expertise in GPCRs and mAb Discovery

Our optimized GPCR-targeted antibody discovery process comprises the following steps:

1. Optimization, stabilization, and formulation of GPCRs using proprietary protein engineering and biochemistry techniques, to produce sufficient target material in the correct conformation, as a reagent for discovery campaigns. We use structure-based homology modeling and prediction to engineer changes to the receptor that can bias it into an active or inactive state. These changes can also increase receptor cell surface expression and stability. Also, because the lipid bilayer surrounding a receptor can strongly affect its activation, we have developed techniques to present our targets in a variety of different membrane mimetics that recapitulate the lipid bilayer environment that the receptor is embedded in. We have also taken a machine learning guided protein engineering approach to generate G-protein mimetics that can stabilize GPCRs in their active state conformation. This stabilized protein complex can be used to discover agonist antibodies during yeast display selection campaigns.

2. Optimized and streamlined yeast display antibody selection protocols that minimize false positive hits from non-specific binders and can productively pull initial hits from antibody discovery campaigns. We employ antibody libraries designed and optimized for targeting GPCRs, novel tagging strategies, and make extensive use of automated workflow.

3. High throughput GPCR binding assessment to confirm binding of purified antibodies to the target of interest. This step enables rapid narrowing of the set of initial hits to focus on the best hits merging from the selection.

4. GPCR signaling assays to confirm that hits which were identified in the selection campaign and confirmed as target selective binders, are also functionally active to modulate signaling through the target of interest. We have implemented a wide range of signaling assays that can support characterization of hits against different GPCR targets.

5. Antibody lead optimization via affinity maturation to further improve either potency, selectivity, cross-species reactivity, developability and manufacturability characteristics or any combination of the above.

Collaboration, License and Services Agreements

Harvard Option and License Agreement

In July 2020, Legacy Tectonic entered into an agreement with the President and Fellows of Harvard College (“Harvard”), for an option fee in the low five digits, whereby Harvard granted Legacy Tectonic an exclusive option to negotiate a worldwide, exclusive, royalty-bearing license under Harvard’s interest in the patent rights covering certain technology that was developed by Harvard. In October 2021, Legacy Tectonic exercised the option and on February 10, 2022, entered into a license agreement (“License Agreement”) with Harvard to conduct research and development activities using certain materials, technology and patent rights owned by Harvard, with the intent to develop, obtain regulatory approval for, and commercialize products. The License Agreement will remain in effect until the expiration of the last valid claim within the patent rights covering a product developed under the License Agreement or the termination of the License Agreement. As consideration for the License Agreement, we paid Harvard a one-time license fee of $170,000 and issued 227,486 shares of common stock with a fair market value of $0.4 million.

We are responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) royalty payments as a percentage in the low single digits of the annual net sales that we generate from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that we generate from know-how enabled product licenses (“Know-How Enabled Products”) and (3) a percentage between 10-20% of all non-royalty income received by us under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product.

WuXi Master Development and Manufacturing Services Agreement

On May 6, 2022, we entered into a development and manufacturing agreement (the “WuXi Biologics Manufacturing Agreement”) with WuXi Biologics. The WuXi Biologics Manufacturing Agreement governs the general terms under which WuXi Biologics, or one of its affiliates, will provide biologics development and manufacturing services as specified by us on a project-by-project basis. Such services are performed under agreed-upon work orders. Under the terms of the WuXi Biologics Manufacturing Agreement, we have agreed to pay fees for WuXi Biologics’ performance of services in addition to reimbursing WuXi Biologics for reasonable expenses authorized by us and as provided in each applicable work order.

The term of the WuXi Biologics Manufacturing Agreement will expire on the later of May 6, 2025, or the completion of the services under all work orders executed by the parties prior to May 6, 2025, provided that the term may be extended by us for additional periods. We will have the right to terminate the WuXi Biologics Manufacturing Agreement or any work order upon thirty days’ prior written notice or immediately if, in our reasonable judgment, WuXi Biologics is or will be unable to perform the Services or WuXi Biologics fails to obtain or maintain any necessary licenses or approvals. Either party may terminate the WuXi Biologics Manufacturing Agreement or any work order if the other party files for bankruptcy, fails to cure a material breach during the cure period or a force majeure event that has lasted for the time period specified within the WuXi Biologics Manufacturing Agreement. WuXi Biologics has the right to terminate if the parties are unable to reach an agreement on an amendment to the services if such services become impossible due solely to changes in applicable law. The term of each work order terminates upon completion of the services under such work order, unless terminated earlier.

The WuXi Biologics Manufacturing Agreement includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies and warranties.

Novotech Master Clinical Contract Services Agreement

In March 2023, we entered into a master clinical contract services agreement (the “Novotech CSA”) with Novotech (Australia) Pty Limited (“Novotech”). The Novotech CSA governs the general terms under which Novotech, or one of its affiliates, will provide clinical development related services (excluding manufacturing services) as specified by us on a project-by-project basis. Such services are performed under agreed statements of work. Under the terms of the

Novotech CSA, we have agreed to pay fees for Novotech’s performance of services in addition to reimbursing Novotech for reasonably incurred, pass through costs agreed to by us and as provided in each applicable statement of work. Additionally, under the terms of the Novotech CSA, all documentation, information, and biological, chemical or other materials controlled by us and furnished to Novotech by or on behalf of us shall remain our exclusive property, and we shall own all rights to, and Novotech shall assigns all right, title and interest to, all inventions, discoveries, improvements, ideas, processes, formulations, products, co computer programs, works of authorship, databases, trade secrets, know-how, information, data, documentation, reports, research, creations and all other products and/or materials arising from or made in the performance of Novotech’s service, except for Novotech’s background intellectual property rights as defined under the Agreement.

The term of the Novotech CSA will expire on the later of (i) five years from the effective date of the Novotech CSA, or March 2028, or (ii) the completion of the services under all statements of work executed prior to the fifth anniversary of the effective date of the Novotech CSA, or March 2028. We may terminate the Novotech CSA or any statement of work thereunder immediately if Novotech has committed an uncurable breach or has failed to cure a breach after thirty days’ written notice. We may also terminate the Novotech CSA or any statement of work thereunder for any reason upon thirty days’ prior written notice to Novotech. Novotech may terminate the Novotech CSA or any statement of work thereunder immediately if we have failed to cure a material breach after thirty days’ written notice.

The Novotech CSA includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, non-solicitation, remedies and warranties.

ARENSIA Master Agreement for Early Phase Clinical Services

In October 2023, we entered into a master agreement for early phase clinical services (the “Arensia CSA”) with ARENSIA Exploratory Medicine GmbH (“Arensia”). The Arensia CSA governs the general terms under which Arensia, or one of its affiliates, will provide early phase clinical research services in connection with clinical research programs as specified by us on a project-by-project basis. Such services are performed under agreed work orders. Under the terms of the Arensia CSA, we have agreed to pay fees for Arensia’s performance of services in addition to reimbursing Arensia for pre-approved, reasonable expenses actually and necessarily incurred by Arensia as specified in each applicable work order.

The term of the Arensia CSA will expire on the later of: (i) five years from the effective date of the Arensia CSA, or October 2028, or (ii) the completion of the services under all work orders executed prior to the fifth anniversary of the effective date of the Arensia CSA, or October 2028. Work orders shall expire upon the completion of the services specified thereunder, provided that we may terminate a work order if the study governed by such work order is suspended for more than thirty days and either party may terminate a work order for reasonable scientific safety reasons. We may terminate the Arensia CSA in its entirety for any reason upon thirty days’ prior written notice to Arensia. Either party may terminate the Arensia CSA or any statement of work thereunder immediately if the other party has failed to cure a material breach after thirty days’ written notice or for the other party’s insolvency.

The Arensia CSA includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies and warranties.

QPS Holdings Master Contract Services Agreement

In October 2023, we entered into a master contract services agreement (the “QPS Agreement”) with QPS Holdings, LLC (“QPS”). The QPS Agreement governs the general terms under which QPS, or one of its affiliates, will provide services (excluding GMP manufacturing and clinical development related services) as specified by Tectonic on a project-by-project basis. Such services are performed under agreed statements of work. Under the terms of the QPS Agreement, Tectonic has agreed to pay for QPS’s performance of the services as specified in the applicable statement of work. Additionally, under the terms of the QPS Agreement, all documentation, information, and biological, chemical or other materials controlled by Tectonic and furnished to QPS by or on behalf of Tectonic shall remain the exclusive property of Tectonic, and Tectonic shall own all rights to, and QPS shall assigns all right, title and interest to, all inventions, discoveries, improvements, ideas, processes, formulations, products, co computer programs, works of authorship, databases, trade secrets, know-how, information, data, documentation, reports, research, creations and all other products and/or materials arising from or made in the performance of QPS’s services.

The term of the QPS Agreement will expire on the later of: (i) two years from the effective date of the QPS Agreement, or October 2025, or (ii) the completion of the services under all work orders executed prior to the second anniversary of the effective date of the QPS Agreement, or October 2025. Tectonic may terminate the QPS Agreement or any statement of work thereunder for any reason upon thirty days’ prior written notice or immediately if QPS commits an uncurable breach of the QPS Agreement. QPS may terminate the QPS Agreement or any statement of work thereunder if Tectonic has failed to cure a material breach after thirty days’ written notice or may terminate the QPS Agreement for any reason upon sixty days’ prior written notice provided there are no active statements of work outstanding.

The QPS Agreement includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies and warranties.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and our product candidates that are important to the development and implementation of our business.

Our patent portfolio includes three pending U.S. non-provisional applications, one pending international (Patent Cooperation Treaty) application, and nineteen pending foreign applications relating to Fc-relaxin fusion protein compositions (including TX45) and methods of use thereof. Specifically, we have exclusively in-licensed one patent family from the President and Fellows of Harvard College and wholly own two patents families, relating Fc-relaxin fusion protein compositions (including TX45) and methods of use thereof. The in-licensed patent family consists of one pending U.S. non-provisional patent application and nine pending foreign applications in Australia, Canada, China, Europe, Israel, Japan, Korea, Mexico, and Singapore, with any patent issuing from these applications having an expected 20-year expiry date of not earlier than May 2041. The first wholly owned patent family consists of one pending U.S. non-provisional patent application and nine pending foreign applications in Australia, Canada, China, Europe, Israel, Japan, Korea, Mexico, and Singapore, with any patent issuing from these applications having an expected 20-year expiry date of not earlier than November 2042, and the second family consists of one pending Patent Cooperation Treaty application, one pending U.S. non-provisional patent application, and one pending foreign application in Taiwan, with any patent issuing from these applications having an expected 20-year expiry date of not earlier than May 2044. Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our collaborators and selected consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or its product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Risk Factors — Risks Related to Intellectual Property.”

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our lead product candidate TX45. We currently rely, and expect to continue to rely for the foreseeable future, on third-party contract development and manufacturing organizations (“CDMOs”) to produce our product candidates for preclinical and clinical testing, as well as for future commercial manufacture of any products that we may commercialize.

We require our CDMOs to conduct manufacturing activities in compliance with Current Good Manufacturing Practices (“CGMPs”) requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over its CDMOs. Currently, we contract with two third-party manufacturers, including WuXi Biologics, to provide biologics development and manufacturing services for our product candidates. In the future, we may engage additional third-party manufacturers to support any clinical trials for TX45 and TX2100 as well as commercialization of TX45, if approved, in the United States or other jurisdictions or the clinical development and potential commercialization of additional programs from our pipeline.

We rely on WuXi Biologics to perform all chemistry, manufacturing, and controls (“CMC”) activities related to our TX45 program. We require that WuXi Biologics produces bulk drug substances and finished drug products in accordance with CGMPs, and all other applicable laws and regulations. In addition, we rely on WuXi Biologics to operate facilities that meet regulatory requirements for production and testing of clinical and commercial products and to work closely with us to validate manufacturing processes prior to commercial launch. We oversee WuXi Biologics by performing technical and quality assurance review and/or approval of CGMP documentation, establishing quality agreements to define responsibilities and expectations for goods and services, and observing production and testing activities, among other activities.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. However, we expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition from companies that are pursuing development of engineered proteins or small molecule agonists of relaxin including AstraZeneca, who is currently conducting Phase 2 trials. To our knowledge, Astra Zeneca is pursuing either the broader Heart Failure population or Group 2 PH in the setting of either HFpEF or HFrEF without enrichment for CpCPH patients.

In the HHT space, Vaderis has been pursuing development of an oral AKT inhibitor and Diagonal Therapeutics has been pursuing agonist antibodies for the treatment of this condition. Investigator-initiated studies of nintendanib (Boehringer Ingelheim) and pazopanib (Novartis) are also ongoing to explore the potential utility of these kinase inhibitors to treat this condition.

Our focus on biologic drugs differentiates us from many competitor GPCR companies whose primary focus is on small molecule drug discovery. Additionally, our GPCR membrane protein biochemistry experience, which is key for generating optimally stabilized and formulated receptors for antibody selection campaigns, combined with our experience using novel antigen formats differentiates us from in vitro display based antibody discovery. Specifically, our use of membrane mimetics that help maintain native receptor extra-cellular domain conformations combined with the membrane protein biochemistry expertise that we have built over the last three years is a key point of potential differentiation.

Several other companies are focused on discovery of GPCR-targeted therapeutics. Some may have an emphasis on small molecule approaches (Septerna, SOSEI-Heptares, Structure Therapeutics), on alternative biologic efforts (Abalone Bio, Orion Biotechnology), both (Abilitia Bio, Confo Therapeutic, Orion Biotechnology, Omeros), or on specific targets or target classes (GPCR Therapeutics).

Government Regulation

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products, including biological products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and regulation of biologics in the United States

In the United States, any product candidates we may develop would be regulated as biological products, or biologics, under the Public Health Service Act (“PHSA”) and the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s applicable Good Laboratory Practices (“GLP”) regulations;
•
completion of the manufacture, under current good manufacturing practices (“CGMP”) conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an independent IRB representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices (“GCP”) regulations;
•
preparation and submission to the FDA of a BLA for a biological product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with CGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
•
payment of Prescription Drug User Fee Act (“PDUFA”) fees, securing FDA approval of the BLA and licensure of the new biological product; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies or other post- marketing commitments required by the FDA.

Preclinical studies and investigational new drug application

Before testing any biological product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trial can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trial to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND review process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety, may be a result of new data, findings, or developments in clinical, preclinical and/or chemistry, manufacturing and controls or where there is non-compliance with regulatory requirements. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trials or future clinical trials in a timely manner.

Human clinical trials in support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”). This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB has access.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or, on occasion, in patients.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Information about applicable clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on its ClinicalTrials.gov website.

Pediatric studies

Under the Pediatric Research Equity Act of 2003 (“PREA”), a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Compliance with CGMP requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with CGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and approval of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to a substantial application user fee. The sponsor of a licensed BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure and potent. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA.

The FDA may also refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited review programs

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

•
Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•
Accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, for products being considered for accelerated approval, the FDA generally requires, as a condition for accelerated approval, pre-approval of promotional materials.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Post-approval regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post- approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including CGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug and biological products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with CGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or

imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product recall, seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for uses not described in the drug’s labeling, known as off-label uses, in their professional medical judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. Drug manufacturers may only share truthful and non-misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Biosimilars and exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product”. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by the FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Patent term restoration and extension

In the United States, a patent claiming a new biological product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

Other U.S. healthcare laws and compliance requirements

Healthcare providers, including physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we may develop for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare providers and customers may implicate broadly applicable fraud and abuse and other healthcare laws and regulations. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:

•
the civil False Claims Act (“FCA”), prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•
the federal Anti-Kickback Statute prohibits, among other things, persons or entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A violation of the federal Anti-Kickback Statute can also form the basis for FCA liability;
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain, transmit, or obtain, protected health information in connection with providing a service for or on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions;

•
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•
Federal price transparency laws, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers of Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, track and report gifts, compensation and other remuneration made to physicians and other healthcare providers, clinical trials and other activities, and/ or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit certain other sales and marketing practices.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in criminal and civil sanctions, including significant fines and civil monetary penalties, reputational risk, public reprimands, administrative penalties, exclusion from participation in governmental healthcare programs, disgorgement, or imprisonment. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.

Healthcare reform

In the United States and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. Such changes could prevent or delay marketing approval of any product candidates that we may develop, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Although we cannot predict what healthcare or other reform efforts will be successful, such efforts may result in more rigorous coverage criteria, in additional downward pressure on the price that we, or our future collaborators, may receive for any approved products or in other consequences that may adversely affect our ability to achieve or maintain profitability.

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Reconciliation Act of 2010 (the “ACA”), and the ongoing efforts to modify or repeal that legislation. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications have been implemented and additional modifications or repeal may occur.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA contains several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain single-source high-cost biologics that have been on the market for at least 11 years without generic or biosimilar competition (the “Medicare Drug Price Negotiation Program”); require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although there is currently ongoing litigation challenging the constitutionality of the IRA’s Medicare Drug Price Negotiation Program. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

In addition to pricing regulations, reforms of regulatory approval frameworks may adversely affect our pricing strategy. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our potential product candidates. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of any product candidates we may develop to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Coverage and reimbursement

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

In the United States, there is no uniform policy of coverage and reimbursement for products that exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by- payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for our product candidates, if approved, by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients find unacceptably high.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Further, coverage policies and third-party payor reimbursement rates may change. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

There can be no assurance that our product candidates, even if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

Regulation outside of the United States

In addition to regulations in the United States, we will be required to comply with comparable regulations in each jurisdiction outside of the United States in which we choose to manufacture, develop or seek marketing authorization for our product candidates.

European Union drug development

Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Under the new Clinical Trials Regulation (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System for clinical trial authorization in up to 30 EU or European Economic Area (Norway, Iceland and Liechtenstein) (“EEA”) countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (each, a “Member State Concerned”) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State Concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the Member State Concerned, however overall related timelines are defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

European Union drug review and approval

In addition, whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of countries outside the United States before we can commence marketing of the product in those countries. The approval process and requirements vary from country to country, so the number and type of nonclinical, clinical, and manufacturing studies needed may differ, and the time may be longer or shorter than that required for FDA approval.

To obtain regulatory approval for our medicinal product candidates in the European Union, a marketing authorization application (“MAA”) needs to be submitted. There are a number of potential routes open to obtain a marketing authorization (“MA”) in the European Union. A centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and is valid throughout the European Union, and in the additional Member States of the EEA. The centralized procedure is compulsory for medicinal products manufactured using biotechnological processes, orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products containing a new active substance which is not yet authorized in the European Union and which is intended for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, auto-immune and other immune dysfunctions, viral diseases or diabetes. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for products which constitute a significant therapeutic, scientific, or technical innovation or for which a centralized authorization is in the interests of patients at European Union level.

National MAs are issued by the competent authorities of the EU Member States and only cover their respective territory. This procedure is available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU Member State, this national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each Member State in which the MA is sought, one of which is selected by the applicant as the Reference Member State.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. MAs in the European Union have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a re-evaluation of the risk-benefit balance.

Data protection regulation

In the European Economic Area (“EEA”), the collection and processing of personal data, including personal health data is regulated by the General Data Protection Regulation (EU) 2016/679 (“GDPR”). Similarly, in the United Kingdom, the collection and processing of personal data, including personal health data is regulated by the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR, referred to as “GDPR”). The GDPR has extra-territorial application and applies not only to organizations with a presence in the EEA and the UK but also to non-EEA/UK based businesses that carry out processing that is related to (i) an offer of goods or services to individuals in the EEA/UK or (ii) the monitoring of their behavior so long as this takes place in the EEA/UK, even if the data is stored outside the EEA/UK. The GDPR imposes obligations on businesses (including companies that operate in our industry) with respect to the processing of personal data and the cross-border transfer of such data. We will be subject to the GDPR to the extent we process the personal data of individuals based in the EEA/UK.

Employees and Human Capital

As of December 31, 2024, we had 51 full-time employees, 41 of whom were primarily engaged in research and development activities, and 22 of our employees had an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

Our common stock is listed on The Nasdaq Global Market under the symbol “TECX”.

We were incorporated under the laws of the State of Delaware in November 2015. Legacy Tectonic was incorporated under the laws of the State of Delaware in June 2019. Following the Merger with Tectonic Operating Company, Inc. (formerly Tectonic Therapeutic, Inc.) on June 20, 2024, we changed our name from AVROBIO, Inc. to Tectonic Therapeutic, Inc. Our principal executive office is located at 490 Arsenal Way, Suite 210, Watertown, Massachusetts 02472, and our telephone number is (339) 666-3320.

Our headquarters consist of approximately 19,000 square feet of leased research laboratory and office space under a lease that expires in January 2026. We believe that our facilities are adequate to meet our current needs.

Available Information

Our website is www.tectonictx.com. We may use our website to comply with disclosure obligations under Regulation FD. Therefore, investors should monitor our website in addition to following its press releases, filings with the SEC, public conference calls, and webcasts. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that were filed and will be filed with the SEC, in evaluating the Company and its business. Additional risks and uncertainties not presently known to or that are currently seen as immaterial may also harm Company's business. If any of these risks occur, business, growth prospects, operating results and financial condition could be materially and adversely affected, the trading price of the Company's common stock could decline, and investors could lose part or all of their investment.

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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. We also completed the Merger in June 2024 and have been operating under this structure for only a short time. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2024 and 2023, we reported a net loss of $58.0 million and $42.8 million, respectively. As of December 31, 2024, we had an accumulated deficit of $148.6 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, TX45, along with any future product candidates we may develop.

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

To date, we have financed our operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible promissory notes and the issuance of SAFEs. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1b and Phase 2 clinical trials of TX45, pursue manufacturing activities for our HHT product candidate, TX2100, and initiate health authority and/or IND enabling safety studies and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we successfully complete development through Phase 3 and obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of December 31, 2024, we had $141.2 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of our consolidated financial statements included in this Annual Report on Form 10-K, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as TX45 is still in a Phase 1b clinical trial and recently initiated a Phase 2 clinical trial.

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

To date, we have completed only one clinical trial (Phase 1a trial in normal healthy volunteer with TX45) required for the approval of any of our product candidates. Enrollment in Part A of our TX45 Phase1b trial in patients with Group 2 PH and HFpEF is complete and we are currently conducting a Part B trial in Group 2 PH patients with HFrEF. We are enrolling a TX45 Phase 2 clinical trial in Group 2 PH patients with HFpEF, and we may experience delays in our ongoing clinical trials or preclinical studies. Additionally, we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. Furthermore, our product candidate TX2100 is still in preclinical studies and the full results of such studies are not yet known. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize TX45 or any future product candidates, including:

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While our lead product candidate, TX45, has been generally well tolerated in its preclinical studies, the Phase 1a healthy volunteer trial and our Phase 1b study in patients with Group 2 PH to date, the results from future preclinical studies and clinical trials, including of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with our protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. Any delays related to patient enrollment could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

•
location of trial sites in Moldova and Georgia for the Phase 1b trial and Phase II with its proximity to the conflict between Russia and the Ukraine;
•
delays in obtaining, or the inability to obtain, required approvals from institutional review boards (“IRBs”) and ethics committees or other governing entities at clinical trial sites selected for participation in our clinical trials;
•
delays in reaching agreement on acceptable terms with clinical trial sites on clinical budgets and/or clinical trial agreements;
•
deviations from the trial protocol by clinical trial sites and investigators, or failures to conduct the trial in accordance with regulatory requirements;
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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug (“IND”) applications in the United States, or similar applications in other jurisdictions. In July 2024, we received clearance from the FDA for our IND application for our TX45 program. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are currently conducting a Phase 1b and the recently initiated Phase 2 clinical trials for TX45, including some trials which may be outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We are presently conducting clinical development in the United States, Eastern Europe, the European Union, Australia, and New Zealand and will likely choose to conduct additional international clinical trials in the future. The acceptance of study data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

Even if we receive regulatory approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with such product candidate.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with CGMPs and GCP requirements for any clinical trials that we conduct post-approval.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of Group 2 PH with HFpEF and Hereditary Hemorrhagic Telangiectasia (“HHT”) disorders. Although there are no other companies who have commercialized therapies for the same therapeutic areas that our product candidates target, there are many other companies, including large biotechnology and pharmaceutical companies, that are developing therapies for the same therapeutic areas. For example, AstraZeneca and Tenax Therapeutics for the treatment of Group 2 PH and Diagonal Therapeutics and Vaderis Therapeutics for the treatment of HHT. In addition, in January 2025, Eli Lilly terminated its Phase 2 trial of volenrelaxin, which has affected investor perception of relaxin product candidates in general.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the ACA.

For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”), was signed into law, which among other things, (1) directs the Department of Health and Human Services (the “HHS”), to negotiate the price of certain high expenditure, single-source biologics that have been on the market for 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA includes certain exemptions to the price negotiation program, including a limited exemption for products with orphan drug designation. This exemption applies only to products with one orphan drug designation that is (i) for a rare disease or condition and (ii) is approved for indication(s) for such rare disease or condition. By limiting price negotiation exemption to products with only one orphan drug designation, the IRA may decrease our interest in pursuing orphan drug designation for our product candidates in multiple indications. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the second Trump administration may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for TX45 and any potential future product candidates, which would adversely affect our business.

There has also been increasing executive, legislative and enforcement interest in the United States with respect to drug pricing practices. There have been U.S. congressional inquiries, presidential executive orders and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA

Such reforms could have an adverse effect on anticipated revenue from TX45 and any potential future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Disruptions at the FDA and other agencies (including layoffs) may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, many staff members from the FDA and other agencies have recently been laid off. If a prolonged government shutdown or disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or disruptions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operation.

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

In addition, because our key manufacturer and supplier for TX45 is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Canada and Mexico. However, these newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our supplier may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the House of Representatives of the prior Congress (the 118thCongress) passed the BIOSECURE Act, which proposed targeting U.S. government contracts, grants, and loans for entities that use biotechnology equipment or services from certain named Chinese biotechnology companies, and potentially additional Chinese biotechnology companies designated in the future. The language of the proposed BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern.” The version of the bill passed by the prior House of Representatives included a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. If these bills become law, or similar laws are passed, they could severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

General supply chain issues may be exacerbated during disease outbreaks, epidemics and pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all.

If our contract development and manufacturing organizations (“CDMOs”) are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of TX45 or TX2100 on our anticipated development timelines. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders. If any of our CDMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components to the manufacture or distribution of vaccines or medical supplies needed to test or treat patients in a disease outbreak, epidemic or pandemic, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
•
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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when TX45 or another one of our product candidates is approved by the FDA, certain third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may develop products containing pre-existing pharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

We may be involved in lawsuits related to our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

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

We do not currently lease or own any facility that may be used as our clinical-scale manufacturing and processing facility and currently rely on contract development and manufacturing organizations (“CDMO”), including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to manufacture TX45 for use in our Phase 1a, Phase 1b and the recently initiated Phase 2 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of TX45. If there should be any disruption in such supply arrangement or the supply arrangement with our CDMO for TX2100, including any adverse events affecting our sole supplier for TX45, Wuxi Biologics, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with CGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of a product candidate. We perform periodic audits of each CDMO facility that supports our supply of TX45 and TX 2100 and reviews and approves all TX45 and TX2100 CGMP-related documentation. We also have quality agreements with our CDMOs that document our mutual agreement on compliance with CGMPs and expectations on quality-required communications to us. Beyond this, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities and the associated Quality Management System for the manufacture of a product candidate or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market such product candidate, if approved. Similarly, our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of a product candidate or drug and harm our business and results of operations. In addition, we have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved.

Moreover, our CDMOs may experience manufacturing difficulties due to resource constraints, governmental restrictions or as a result of labor disputes or unstable political environments. Supply chain issues, including those resulting from the a health pandemic and the ongoing military conflict between Russia and Ukraine, may affect our third-party vendors and cause delays. Furthermore, since we have engaged WuXi Biologics, a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. For example, the U.S. House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed targeting U.S. government contracts, loans, and grants to entities that use biotechnology equipment or services from certain Chinese biotechnology companies, including Wuxi Biologics, and would authorize the U.S. government to name other Chinese biotechnology companies of concern. The version of the BIOSECURE Act passed by the prior House of Representatives included a grandfathering provision allowing biotechnology equipment and services provided or produced by WuXi Biologics and other named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi Biologics. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to transfer from WuXi Biologics, which is our sole manufacturing source for TX45, we anticipate that the complexity of the manufacturing process may materially impact the amount of time it would take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to supply product candidates, including TX45, in a timely manner or within budget. If any CDMO on which we will rely fails to manufacture quantities of a product candidate at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, cash flows, and prospects could be materially and adversely affected. In addition, our CDMO and/or distribution partners are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and our CDMO may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our products.

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

Our operations, and those of our CROs, CDMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Failure to comply with health-related data protection laws and regulations could lead to government enforcement actions, including civil or criminal penalties, private litigation, and adverse publicity and could negatively affect our operating results and business.

We and any current and future collaborators are subject to federal, state/provincial, municipal and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we violate HIPAA.

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

If our information technology systems, or the information technology systems of our CROs, our CDMOs, service providers, our current and potential future partners or other third parties with whom we work fail or suffer security breaches, we could experience adverse consequences, including but not limited to material disruptions to our business operations and product development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, or other adverse consequences.

We collect, store, receive, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and transmit (collectively, process) proprietary, confidential and sensitive information, including personal information (such as health-related data of clinical trial participants and employee information), in the course of our business. Similarly, third-parties with whom we work process certain of that information on our behalf.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities that threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are constantly evolving and growing in frequency, sophistication, and intensity. For example, these threats may include (without limitation) malware, viruses, software vulnerabilities and bugs, software or hardware failure, hacking, denial of service attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), ransomware, insider threats (such as theft of misuse by personnel), credential stuffing, telecommunications failures, loss or theft of devices, data or other information technology assets, attacks enhanced or facilitated by AI, earthquakes, fires, floods and similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe, and attackers are increasingly leveraging multiple attack methods to extort payment from victims, such as data theft and disabling systems and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Security incidents may result from the actions of a wide variety of actors with a wide range of motives and expertise, including traditional hackers, our personnel or the personnel of the third parties with whom we work, organized criminal threat actors, hacktivists, sophisticated nation-states and nation-state-supported actors. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber- attacks, that could materially disrupt our systems and operations, supply chain, and ability to conduct our clinical trials.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. In the future we may be required to or choose to, expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents, particularly where required by applicable data privacy and security laws or regulations or industry standards. Certain data privacy and security obligations require us to implement and maintain certain security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. If our information systems or data, or that of the third parties on which we rely, are compromised, it could interrupt our operations, disrupt our development programs and have a material adverse effect on our business, financial condition and results of operations, whether due to a loss of our trade secrets or other proprietary information or similar disruptions. For example, the loss or corruption of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with applicable federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under applicable laws and regulations that protect the privacy and security of personal information.

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

We, and the third parties with whom we work, are subject to rapidly changing and increasingly stringent U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations relating to privacy, data protection and information security. Our actual or perceived failure to comply with these obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and otherwise harm our business.

We, and the third parties with whom we work process proprietary, confidential and sensitive information, including personal information (including health-related data), which subjects us to numerous evolving and complex data privacy and security obligations, including various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of such information in connection with our business.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) and the Swiss Federal Data Protection Act (collectively, “European Data Protection Laws”) impose strict requirements for processing personal information, including relating to transfer of personal information to countries like the United States. European Data Protection Laws and other relevant laws govern patient confidentiality and storage of personal health data, including personal information from clinical trial participants and other individuals located in the EEA, the United Kingdom (the “UK”), or Switzerland Companies that violate the EU or UK GDPR can face private litigation, regulatory investigations and enforcement actions, prohibitions on data processing, other administrative measures, reputational damage and fines of up to the greater of 20 million Euros /17.5 million pounds sterling or 4% of their worldwide annual revenue, in either case, whichever is greater. Certain jurisdictions have enacted data localization restrictions or laws and regulations restricting cross-border transfers of personal information, except in limited circumstances where adequate safeguards are in place. In particular, regulators and courts in the EEA, the UK, and Switzerland have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions have in the past and may continue to adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA, the UK, or Switzerland to the United States, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (the “Framework”) and the UK extension thereto (which allows for transfers for to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we are unable to implement a valid compliance solution for cross-border transfers of personal information, or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to significant adverse consequences, including substantial fines, regulatory actions, as well as injunctions against the export and processing of personal information from the EEA, UK, Switzerland, or other countries that implement cross-border data transfer restrictions. Our inability to import personal information from the EEA, UK or Switzerland or other countries may also restrict or prohibit our clinical trial activities in those countries; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to laws restricting cross-border data transfers; require us to increase our data processing capabilities in other countries at significant expense and may otherwise negatively impact our business operations. Depending on how these laws are interpreted, we may have to make changes to our business practices and products to comply with such obligations.

Additionally, other countries have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. Many states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. For example, the California Consumer Rights Act (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”) applies to personal information data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain rights concerning their personal data. The CCPA provides fines for noncompliance and a limited private right of action in connection with certain data breaches. While the CCPA and other state privacy laws contains an exemption for certain personal information processed in connection with clinical trials, , these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third party litigation and regulatory investigations, enforcement, fines, and penalties.

We are bound by contractual obligations and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security (and consumers’ data privacy obligations) are quickly changing in an increasingly stringent fashion and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Monitoring, preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations have in the past and may in the future necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change aspects of our business model. Although we endeavor to comply with applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could impact whether or not we are in compliance.

If we (or third parties with whom we work) fail, or are perceived to have failed, to address or comply with data privacy, protection and security obligations, we could face significant consequences, including (without limitation): government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; orders to destroy or not use personal information; and/or imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

We are subject to U.S. and certain foreign anti-corruption laws and regulations, export and import controls, sanctions and embargoes. We could face liability and other serious consequences for violations which can harm our business.

We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties to sell our products or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.

There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable anti-corruption, export and import control, and sanctions laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

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

As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $399.3 million. The amount of net operating loss carryforwards that we are permitted to deduct is limited to 80% of taxable income in each such taxable year to which the net operating loss carryforwards are applied. In addition, our U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Code, if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law.

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

If we or any CDMOs and suppliers we engage fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any CDMOs and suppliers we engage are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at third-party facilities. We could also incur significant costs associated with civil or criminal fines and penalties.

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

Any third-party CDMOs and suppliers we engage will also be subject to these and other environmental, health and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Pursuant to the Subscription Agreement, we filed a resale shelf registration statement covering the resale of up to an aggregate of 2,969,583 shares of our common stock, which was declared effective on July 30, 2024. In addition, in connection with the private placement we completed in February 2025 (the “February 2025 PIPE”), we intend to file a resale shelf registration statement covering the resale of up to an aggregate of 3,689,465 shares of our common stock. Given the substantial number of shares available for resale, the sale of shares by such stockholders, or the perception in the market that the stockholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

In addition, certain of our shares are subject to lock-up agreements in connection with the February 2025 PIPE. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. Common stock that is issued in connection with stock options and restricted stock units will also become eligible for sale in the public market, to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any legal or contractual restrictions on resale lapse, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Based on the number of shares outstanding as of December 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 72% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trial and development of therapeutic proteins and antibodies (“Information Systems and Data”).

Our Information Technology (“IT”) Department, led by our Vice President of IT, helps identify, assess and manage the Company’s cybersecurity threats and risks. Our IT Department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating and assessing threats reported to us, coordinating with law enforcement about certain threats as may be appropriate, conducting internal and external audits and conducting risk and threat assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: our incident response plan, incident detection and response procedures, disaster recovery and business continuity plans, encryption of certain data, network security controls, data segmentation, access and physical security controls, asset management and disposal, monitoring of our systems, employee training, and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program and the IT Department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants and managed cybersecurity providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and third parties associated with our clinical trial development, such as contract research organizations and contract manufacturing organizations.

We have vendor management processes to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including if our information technology systems, or the information technology systems of our CROs, our CDMOs, service providers, our current and potential future partners or other third parties with whom we work were compromised, we could experience adverse consequences, including but not limited to material disruptions to our business operations, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, or other adverse consequences.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our VP of IT, who has over 25 years of IT experience and 10 years of cybersecurity management expertise.

Our VP of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents as appropriate.

The audit committee receives periodic reports our VP of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also can request access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our corporate headquarters are currently located in Watertown, Massachusetts and consist of approximately 19,000 square feet of leased research laboratory and office space under a lease that expires in January 2026. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Market under the symbol “TECX”. Public trading of our common stock began on June 21, 2024.

Holders of Common Stock

As of March 1, 2025, there were 37 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are based upon current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

Overview

We are a biotechnology company focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of GPCRs. The discovery of biologics that can modulate GPCRs has historically been quite challenging. We have developed a proprietary technology platform called GEODe™, with the aim of addressing these challenges to enable the discovery and development of GPCR-targeted biologic medicines that can modify the course of disease. We focus on areas of significant unmet medical need, often where therapeutic options are poor or nonexistent, as these are areas where new medicines have the potential to improve patient quality of life or extend duration of life.

Our lead asset, TX45, is an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone, relaxin. In September 2024, we announced favorable results from a Phase 1a trial evaluating safety, tolerability and pharmacokinetic (“PK”) and pharmacodynamic (“PD”) properties for TX45. In this trial, TX45 was well-tolerated with no drug-related severe adverse events, no observed immunogenicity and demonstrated a favorable PK/PD relationship. Renal plasma flow was measured in each patient at several time points as a pharmacodynamic marker. This data was used to develop an exposure-response model which enabled the selection of doses for the APEX Phase 2 trial.

We are currently evaluating TX45 in a Phase 1b hemodynamic clinical trial and in a Phase 2 clinical trial. Part A of the TX45 Phase 1b hemodynamic clinical trial is a single dose IV, open-label clinical trial evaluating the safety, tolerability and acute hemodynamic effects of TX45 in patients with Group 2 PH in Heart Failure with Preserved Ejection Fraction (“PH-HFpEF”). We have completed dosing of all 19 patients in the Part A of the Phase 1b trial. A preliminary analysis of hemodynamic data from 16 out of 19 patients demonstrated improvements which met and or exceeded our prespecified goals and demonstrated that TX45 both improved left heart function and pulmonary hemodynamics over the 8 hour period post dosing which was evaluated. Part B of the Phase 1b trial which is assessing acute hemodynamics effects of TX45 in patients with Group 2 PH-HFrEF is expected to enroll the first patient in the first half of 2025 with data expected to be announced in the second half of 2025. We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. The APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy TX45 administered subcutaneously (“SC”) in subjects with PH-HFpEF. Subjects will be randomized to 300 mg SC (2ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. We expect topline trial results from the APEX trial in 2026.

We are also evaluating TX002100 (“TX2100”) as our second development candidate for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to an undisclosed GPCR target (“GPCR3”) which plays a key role in pathogenic angiogenesis. A rodent surrogate of TX2100 demonstrated reduced arteriovenous malformation development and bleeding in an animal model of HHT. A 4-week non-human primate dose-range study with a functionally equivalent precursor to TX2100 showed no treatment-related toxicity observed at doses up to 100 mg/kg. A formulation supporting TX2100 SC dosing has been identified. Both IND enabling NHP GLP toxicology studies and technical development activities to generate GMP drug supply and drug product for TX2100 is expected to start in the second quarter of 2025.We expect to initiate a Phase 1 clinical trial for TX2100 in the fourth quarter of 2025 or the first quarter of 2026, subject to the results of IND enabling studies.

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

Subscription Agreement

Concurrently with the closing of the Merger, on June 20, 2024, certain investors completed the purchase of shares of Legacy Tectonic common stock pursuant to the Subscription Agreement for an aggregate purchase price of $96.6 million. The shares of Legacy Tectonic common stock that were issued pursuant to the Subscription Agreement were converted into 4,163,606 shares of our common stock upon the closing of the Merger based on the exchange ratio, pursuant to the Merger Agreement.

Components of our Results of Operations

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

Research and Development Expenses

Research and development expenses consist of costs incurred for our research activities, including our discovery efforts and the development of our programs and platform. These expenses include:

•
employee-related expenses, including salaries and bonuses, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
•
expenses incurred in connection with research and the preclinical and clinical development of our programs and our product candidates, including fees paid to contract research organizations (“CROs”);
•
costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract development and manufacturing organizations (“CDMOs”);

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

Our direct research and development expenses relate to the development of TX45 and TX2100, as well as the nonclinical safety pharmacology and toxicology testing of our product candidates. Our external services expenses consist of the external costs and fees paid to consultants and other research laboratories in connection with our preclinical development and clinical development activities.

Costs that are deployed across multiple internal programs, including programs aimed at the discovery and development of potential therapies for fibrotic disease, and our platform technology and are not directly attributable to any single program are not allocated to any single program and, as such, are not separately classified. These costs include multi-program employee-related costs, cross-program payments made under third-party licensing agreements, costs of laboratory supplies and facilities expenses, including rent, depreciation and other indirect costs, the costs of our discovery efforts and projects, and other expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, related benefits and stock-based compensation expense, for our personnel in executive, legal, accounting, human resources and other administrative functions. General and administrative expenses also include legal fees relating to patents and corporate matters, professional fees paid for accounting, auditing, consulting and tax services, insurance, travel expenses, office and information technology costs and facilities and utilities, depreciation and other expenses related to general and administrative activities.

We anticipate that our general and administrative expenses will increase in the future as we expect to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other Income (Expense), Net

Loss on Issuance of SAFE Liabilities and Change in Fair Value of SAFE Liabilities

In October and December 2023, Legacy Tectonic issued SAFEs for proceeds of $34.1 million. The SAFEs were recorded as liabilities in the Consolidated Balance Sheets at their fair value on the issuance dates. Until redemption on June 20, 2024, the SAFEs were measured at a fair value on a recurring basis, with subsequent changes in fair value recorded in other income and expenses on the Consolidated Statement of Operations and Comprehensive Loss.

Interest Income

Interest income primarily consists of interest earned on money market funds, which are included in cash and cash equivalents in the Consolidated Balance Sheets.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$41,364	$36,966	$4,398	12%
General and administrative	16,651	7,682	8,969	117%
Total operating expenses	58,015	44,648	13,367	30%
Loss from operations	(58,015)	(44,648)	(13,367)	30%
Other income, net:
Change in fair value of the SAFE liabilities	$(3,610)	$1,255	(4,865)	(388%)
Loss on issuance of SAFEs	-	(255)	255	(100%)
Interest income	4,261	581	3,680	633%
Interest expense	(107)	(152)	45	(30%)
Other (expense) income	(511)	396	(907)	(229%)
Total other income, net	33	1,825	(1,792)	(98%)
Net loss	$(57,982)	$(42,823)	$(15,159)	35%

Research and Development Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$15,324	$15,870	$(546)	(3%)
TX2100	4,417	385	4,032	1,047%
Platform development and unallocated expenses:
Employee-related expenses, including stock-based compensation	12,317	10,768	1,549	14%
External services	1,159	925	234	25%
Lab supplies and related expenses	3,653	5,212	(1,559)	(30%)
Facility related and other expenses, including depreciation	4,494	3,806	688	18%
Total platform development and unallocated expenses	21,623	20,711	912	4%
Total research and development expenses	$41,364	$36,966	$4,398	12%

Total research and development expenses increased $4.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in research and development expense was primarily the result of increased CRO and CDMO costs related to the discovery and development of TX2100.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Employee-related expenses, including stock-based compensation	$7,862	$3,944	$3,918	99%
Professional and consulting expenses	7,009	2,187	4,822	220%
Facility related and other expenses, including depreciation	1,780	1,551	229	15%
Total general and administrative expenses	$16,651	$7,682	$8,969	117%

General and administrative expenses increased $9.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily attributable to an increase in employee-related expenses and professional and consulting expenses. Employee-related expenses increased $3.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to an increase in stock-based compensation for stock-based awards, the expense for the modification of certain stock options and severance costs related the reduction in force that occurred during the year ended December 31, 2024. Professional and consulting expenses increased $4.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in professional and consulting expenses was due to an increase in services fees to support Merger-related activities and an increase in audit, legal and administrative services to support our operations as a public company.

Other (Expense) Income, Net

Change in Fair Value of SAFE Liabilities

The SAFE liabilities loss of $3.6 million resulted from the remeasurement of the SAFE liabilities to fair value during the year ended December 31, 2024.

Interest Income

Interest income increased by $3.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in cash and cash equivalents as a result of the Merger.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CDMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations with proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, the Merger, and sale of common stock. In February 2025, we sold shares of our common stock under a securities purchase agreement in exchange for gross proceeds of $185 million. As of December 31, 2024, we had $141.2 million in cash and cash equivalents and an accumulated deficit of $148.6 million. Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at December 31, 2024 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(59,080)	$(40,681)
Net cash used in investing activities	(156)	(279)
Net cash provided by financing activities	171,714	33,747
Effect of exchange rate changes on cash and cash equivalents	(8)	16
Net increase (decrease) in cash, cash equivalents and restricted cash	$112,470	$(7,197)

Operating Activities

During the year ended December 31, 2024, cash used in operating activities was $59.1 million. Cash used in operating activities was primarily used to fund our operations to develop our product candidates, resulting in a net loss of $58.0 million and changes in our operating assets and liabilities of $10.3 million, partially offset by non-cash charges of $9.2 million related to the change in the fair value of the SAFE liabilities, stock-based compensation expense, depreciation and amortization expense and lease expense. The increase in operating assets and liabilities relates to accrued expenses for the Merger and prepayments to the CRO.

During the year ended December 31, 2023, cash used in operating activities was $40.7 million. Cash used in operating activities was primarily used to fund our operations to development our product candidates, resulting in a net loss of $42.8 million and changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $2.7 million related to the change in the fair value of the SAFE liabilities, stock-based compensation expense, depreciation and amortization expense and lease expense. The increase in operating assets and liabilities relates to accrued expenses, timing of vendor payments, and timing of lease repayments.

Investing Activities

During the year ended December 31, 2024 and 2023, net cash used in investing activities was $0.2 million and $0.3 million, respectively, related to purchases of property and equipment.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $171.7 million, primarily due to net proceeds of $94.6 million from the sale of shares pursuant to the Subscription Agreement, $76.0 million in net proceeds and $1.6 million in proceeds from the exercise of stock options. Net cash provided by financing activities during the year ended December 31, 2023 was primarily due to the receipt of $34.1 million of proceeds from the issuance of SAFEs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates including our lead product candidate TX45 and TX2100. In addition, if we obtain marketing approval for TX45, TX2100 or any of our other product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Contractual Obligations & Commitments

We have entered into license agreements under which we are obligated to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. Generally, the timing or likelihood of achieving these milestones or generating future product sales are not determinable. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 11, License Agreements, and Note 12, Commitments and Contingencies, and to our consolidated financial statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

We have lease obligations including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases. The leases expire at various times through 2027. Minimum lease payments are $3.0 million in 2025, $0.4 million in 2026, and $0.1 million in 2027. The commitment amounts are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Such amounts do not include obligations under agreements that we can cancel without a significant penalty.

In addition, we enter into agreements in the normal course of business with vendors for preclinical research studies, clinical trials and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally cancelable upon written notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities in our consolidated financial statements and the reported amounts of expenses during the reporting periods. We base our estimates on historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities recorded expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Prepaid and Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make judgments and estimates of our prepaid and accrued research and development expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time, which includes corroboration of these estimates with the service providers. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impact research and development expenses. To date, we have not experienced any material adjustments to our prior estimates of prepaid and accrued research and development expenses. Changes in these estimates that result in material changes to our accrued costs could materially affect our results of operations.

Stock-Based Compensation

We use the Black-Scholes-Merton (“BSM”) option pricing model. Prior to being publicly traded, the fair value of the Company’s common stock underlying the stock options was determined by the Board of Directors with assistance from management and, in part, on input from an independent third-party valuation firm. The Board of Directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Merger, the fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the NASDAQ Select Market on the date of grant.

In addition to the fair value of the Company’s stock, the estimated fair value of options granted to employees and non-employees requires a subjective estimate for the following input:

•
Expected Volatility— The estimated volatility is determined by evaluating the average historical volatility of a peer group of companies for the period preceding the stock option grant for a term that is approximately equal to the stock options’ expected term.

Recent Accounting Pronouncements

Recent accounting pronouncements are addressed in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, in the Notes to the Consolidated Financial Statements included herein.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of the common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of the common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

As a result, the information in this Annual Report on Form 10-K and that we provide to our investors in the future may be different than what you might receive from other public reporting companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2024, we had cash and cash equivalents of $141.2 million, which consisted of cash and money market funds. As of December 31, 2024, we had an operating lease liability and a finance lease liability of $2.4 million and $0.9 million, respectively. Interest income and expenses are sensitive to changes in the general level of interest rates. However, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting because we are a non-accelerated filer and a “smaller reporting company".

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

We have adopted a written Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of the Code of Conduct is available on the Investors section of our website, https://investors.tectonictx.com, under “Investors / Corporate Governance.” We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to SEC rules. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements.

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2) Financial Statement Schedules.

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(3) Exhibits.

Exhibit Number	Description
2.1**

Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024, by and among AVROBIO, Alpine Merger Subsidiary, Inc. and Tectonic Therapeutic Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on January 30, 2024).

3.14**

Fourth Amended and Restated Certificate of Incorporation as amended through June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38537) filed with the Securities and Exchange Commission on August 14, 2024).

3.2**

Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 25, 2018).

4.1*	Description of Capital Stock.

10.1**

Contingent Value Rights Agreement dated June 20, 2024, by and between Tectonic Therapeutic, Inc. and Computershare Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.2**

Form of Indemnification Agreement between Tectonic Therapeutic, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.3**

Subscription Agreement, dated as of January 29, 2024, by and among Tectonic Therapeutic, Inc. and the purchasers thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.4**

2019 Equity Incentive Plan of Tectonic Therapeutic, Inc., and form of award agreements thereunder (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on February 14, 2024).

10.5**

Non-Employee Director Compensation Policy of Tectonic Therapeutic, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38537) filed with the Securities and Exchange Commission on November 12, 2024).

10.6**

2024 Equity Incentive Plan of Tectonic Therapeutic, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.7**

Forms of Option Grant Notice, Option Agreement and Notice of Exercise under Tectonic Therapeutic, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.8**

2024 Employee Stock Purchase Plan of Tectonic Therapeutic, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.9**

Amended and Restated Employment Agreement, dated as of June 20, 2024, by and between Tectonic Therapeutic, Inc. and Alise Reicin, M.D. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.10**

License Agreement, dated February 10, 2022, by and between Tectonic Therapeutic, Inc. and President and Fellows of Harvard College (incorporated by reference to Exhibit 10.35 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on March 26, 2024).

10.11**

Master Agreement for Early Phase Clinical Services, dated October 23, 2023, by and between Tectonic Therapeutic, Inc. and ARENSIA Exploratory Medicine GmbH (incorporated by reference to Exhibit 10.36 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on March 26, 2024).

10.12**

Master Contract Services Agreement, dated October 17, 2023, by and between Tectonic Therapeutic, Inc. and QPS Holdings, LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on March 26, 2024).

10.13**

Master Contract Services Agreement, dated February 16, 2022, by and between Tectonic Therapeutic, Inc. and ITR LABORATORIES CANADA INC. (incorporated by reference to Exhibit 10.38 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4(File No. 333-277048) filed with the Securities and Exchange Commission on March 26, 2024).

10.14**

Development and Manufacturing Services Agreement, dated May 6, 2022, by and between Tectonic Therapeutic, Inc. and WuXi Biologics (Hong Kong) Limited (incorporated by reference to Exhibit 10.39 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on March 26, 2024).

10.15**

Master Clinical Contract Services Agreement, dated March 6, 2023, by and between Tectonic Therapeutic, Inc. and Novotech (Australia) Pty Limited CAN (incorporated by reference to Exhibit 10.40 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on March 26, 2024)

10.16**

Offer Letter dated June 16, 2021, by and between Tectonic Therapeutic, Inc. and Marcella Ruddy (incorporated by reference to Exhibit 10.43 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on April 15, 2024).

10.17*	Offer Letter dated May 28, 2024, by and between Tectonic Therapeutic, Inc. and Daniel Lochner.

10.18**

Form of Severance Plan and Form of Participation Agreement of Tectonic Therapeutic, Inc. (incorporated as reference to Exhibit 10.47 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-4 filed on April 15, 2024 (File No. 333-277048) and incorporated herein by reference).

10.19**

Form of Securities Purchase Agreement, dated as of February 3, 2025, by and among Tectonic Therapeutic, Inc. and the purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on February 3, 2025).

10.20**

Form of Registration Rights Agreement, dated as of February 3, 2025, by and among Tectonic Therapeutic, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on February 3, 2025)

10.21**

Separation Agreement, dated as of July 5, 2024, by and among Tectonic Therapeutic, Inc. and Christian Cortis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on July 5, 2024).

19.1*	Insider Trading Policy of Tectonic Therapeutic, Inc.

21.1*	List of Subsidiaries.

23.1*	Consent of independent registered public accounting firm, Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Recoupment Policy of Tectonic Therapeutic, Inc.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Filed previously.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECTONIC THERAPEUTIC, INC.

Date: March 20, 2025	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2025	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alise Reicin and Daniel Lochner, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all such things in their names and behalf in their capacities as officers and directors to enable Tectonic Therapeutic, Inc. to comply with the provisions of the Securities Act of 1933, as amended, and all requirements of the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Alise Reicin	President, Chief Executive Officer and Director	March 20, 2025
Alise Reicin	(Principal Executive Officer)

/s/ Daniel Lochner	Chief Financial Officer	March 20, 2025
Daniel Lochner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Terrance McGuire	Director	March 20, 2025
Terrance McGuire

/s/ Stefan Vitorovic	Director	March 20, 2025
Stefan Vitorovic

/s/ Timothy A. Springer	Director	March 20, 2025
Timothy A. Springer

/s/ Praveen Tipirneni	Director	March 20, 2025
Praveen Tipirneni

s/ Phillip B. Donenberg	Director	March 20, 2025
Phillip B. Donenberg

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Tectonic Therapeutic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Therapeutic, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America .

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued and prepaid contract research and development, and manufacturing expenses— Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company records accrued and prepaid research and development and manufacturing expenses for third-party contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”). Estimates of expenses incurred are determined by reviewing information provided to the Company by its service providers and through discussions with both internal personnel and external service providers as to the status of specific tasks within arrangements. Expenses incurred in excess of amounts invoices are recorded as accrued expenses. Payments made in excess of costs incurred are recorded as prepaid expenses.

We identified auditing the estimates of the progress to completion of specific tasks performed by CROs and CDMOs as a critical audit matter due to the (i) level of judgment required by management and the volume of such estimates made by management and (ii) the degree of auditor judgment, subjectivity, and increased extent of effort in performing procedures to evaluate the reasonableness of management’s estimates of progress to completion.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses and manufacturing costs included the following, among others:

▪
We tested the design and implementation of controls over the estimation of accrued and prepaid research and development expenses and manufacturing costs.

▪
For a sample of contracts with service providers performing research and development and manufacturing activities, we performed the following:
o
Evaluated the appropriateness of the method used by management to develop its estimates of progress to completion of specific tasks.
o
Tested the completeness and accuracy of the underlying data used in the estimates of progress to completion through inspection of the terms of contracts and statements of work between the Company and its service providers and testing of actual billed expenses under the contracts.
o
Performed corroborating inquiries with Company personnel responsible for overseeing the activities performed by the Company’s CRO and CDMO, which may include the service providers’ estimate of completed tasks or progress of completion of certain tasks within the arrangement.

Accounting for the Merger — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

As disclosed in Notes 1 and 3 to the financial statements, on June 20, 2024, the Company completed a merger with AVROBIO, Inc. (“AVROBIO”). The merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP with the Company as the accounting acquirer of AVROBIO.

We identified the evaluation of the accounting for the merger with AVROBIO, Inc. as a critical audit matter due to the (i) level of judgment required by management related to the determination of the accounting acquirer and the assessment of the transaction as a reverse recapitalization and (ii) the moderate degree of auditor judgment and extensive audit effort in evaluating the Company’s determination of the accounting acquirer and assessment of the transaction as a reverse recapitalization.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reverse merger included the following, among others:

•
We tested the design and implementation of controls related to the transaction, including controls over management’s determination of the (i) accounting acquirer and (ii) accounting model as a reverse recapitalization.
•
We evaluated the Company’s determination of the (i) accounting acquirer and (ii) accounting model as a reverse recapitalization.
•
We tested the retrospective application of the reverse recapitalization to all outstanding common shares, convertible preferred shares, stock options, and restricted stock.
•
We inspected minutes of Board of Directors’ meetings, executed merger transaction agreements, and other information to assess the nature and structure of the reverse merger in evaluating management’s conclusions.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 20, 2025

We have served as the Company's auditor since 2022.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$141,239	$28,769
Prepaid expenses and other current assets	5,618	2,115
Total current assets	146,857	30,884
Property and equipment, net	2,151	3,122
Finance right-of-use assets, net	919	1,437
Operating right-of-use assets	2,235	2,669
Deferred offering costs	—	669
Restricted cash	587	587
Other assets	156	31
Total assets	$152,905	$39,399
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$976	$409
Accrued expenses and other current liabilities	7,850	8,141
SAFE liabilities	—	30,515
Operating lease liability	2,295	1,348
Finance lease liability	489	475
Total current liabilities	11,610	40,888
Operating lease liability, non-current	132	1,644
Finance lease liability, non-current	387	876
Total liabilities	12,129	43,408
Commitments and contingencies (Note 12)
Convertible preferred stock (Series A-1, A-2, A-3 and A-4), $0.0001 par value; no shares authorized, issued or outstanding as of December 31, 2024; 3,647,675 shares authorized as of December 31, 2023; 3,647,675 shares issued and outstanding as of December 31, 2023; aggregate liquidation preference of $87,459 as of December 31, 2023	—	80,627
Stockholders’ Equity (Deficit):
Preferred stock, 10,000,000 shares and no shares authorized as of December 31, 2024 and 31, 2023, respectively; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 14,856,309 and 1,407,753 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	—
Additional paid-in capital	289,351	5,979
Accumulated other comprehensive income (loss)	9	(11)
Accumulated deficit	(148,586)	(90,604)
Total stockholders’ equity (deficit)	140,776	(84,636)
Total liabilities, convertible preferred stock and stockholders’ equity	$152,905	$39,399

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$41,364	$36,966
General and administrative	16,651	7,682
Total operating expenses	58,015	44,648
Loss from operations	(58,015)	(44,648)
Other income, net:
Change in fair value of SAFE liabilities	(3,610)	1,255
Loss on issuance of SAFEs	—	(255)
Interest income	4,261	581
Interest expense	(107)	(152)
Other (expense) income	(511)	396
Total other income, net	33	1,825
Net loss	(57,982)	(42,823)
Other comprehensive loss:
Foreign currency translation adjustment	9	(11)
Comprehensive loss	$(57,973)	$(42,834)
Net loss per share, basic and diluted	$(6.83)	$(33.76)
Weighted-average common shares outstanding, basic and diluted	8,490,171	1,268,512

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(DEFICIT)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of January 1, 2023	6,825,483	$80,627	2,525,771	$—	$2,127	$—	$(47,781)	$(45,654)
Retroactive application of reverse recapitalization	(3,177,808)	—	(1,175,989)	—	—	—	—	—
Adjusted balance, beginning of period	3,647,675	80,627	1,349,782	—	2,127	—	(47,781)	(45,654)
Exercise of stock options	—	—	57,971	—	121	—	—	121
Stock-based compensation expense	—	—	—	—	1,121	—	—	1,121
Contribution from related party investors related to SAFEs	—	—	—	—	2,610	—	—	2,610
Foreign currency translation adjustment	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(42,823)	(42,823)
Balances as of January 1, 2024	3,647,675	$80,627	1,407,753	$—	$5,979	$(11)	$(90,604)	$(84,636)
Conversion of convertible preferred stock into common stock in connection with the Merger	(3,647,675)	(80,627)	3,647,675	—	80,627	—	—	80,627
Exercise of stock options	—	—	388,727	—	1,624	—	—	1,624
Vesting of restricted common stock	—	—	—	—	15	—	—	15
Stock-based compensation expense	—	—	—	—	3,491	—	—	3,491
Issuance of common stock to related party investors upon redemption of the SAFEs	—	—	1,470,839	—	34,125	—	—	34,125
Issuance of common stock under subscription agreement, net of offering costs of $2,000	—	—	4,163,606	1	94,600	—	—	94,601
Issuance of common stock upon the Merger, net of transaction costs of $9,300	—	—	3,777,709	1	68,890	—	—	68,891
Foreign currency translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(57,982)	(57,982)
Balances as of December 31, 2024	—	$—	14,856,309	$2	$289,351	$9	$(148,586)	$140,776

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(57,982)	$(42,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,645	1,478
Stock-based compensation expense	3,491	1,121
Loss on disposal of fixed assets	—	9
Loss on issuance of SAFEs	—	255
Non-cash lease expense	434	1,118
Change in fair value of SAFE liabilities	3,610	(1,255)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(3,194)	(1,019)
Other non-current assets	544	(5)
Accounts payable	(1,421)	(165)
Accrued expenses and other current liabilities	(5,642)	1,611
Operating lease liabilities	(565)	(950)
Other non-current liabilities	—	(56)
Net cash used in operating activities	(59,080)	(40,681)
Cash flows from investing activities:
Purchase of property and equipment	(156)	(279)
Net cash used in investing activities	(156)	(279)
Cash flows from financing activities:
Proceeds from the issuance of SAFEs	—	34,125
Proceeds from the Subscription Agreement, net of offering costs of $2,000	94,600	—
Cash acquired in connection with the Merger, net of transaction costs of $9,300	75,965	—
Proceeds from exercise of common stock options	1,624	121
Repayment of finance lease obligations	(475)	(499)
Net cash provided by financing activities	171,714	33,747
Effect of exchange rate changes on cash and cash equivalents	(8)	16
Net increase (decrease) in cash and cash equivalents and restricted cash	112,470	(7,197)
Cash and cash equivalents and restricted cash as of beginning of period	29,356	36,553
Cash and cash equivalents and restricted cash as of end of period	$141,826	$29,356
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$141,239	$28,769
Restricted cash	587	587
Total cash, cash equivalents and restricted cash	$141,826	$29,356
Supplemental disclosure of non-cash financing activities:
Conversion of SAFEs to Common Stock	$34,125	$—
Conversion of Convertible Preferred Stock to Common Stock	$80,627	$—
Purchase of equipment through finance leases	$—	$234
Merger transaction costs included in accounts payable and accrued expenses	$—	$669
Supplemental disclosure of cash flow information:
Cash paid for interest	$107	$152

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.
NATURE OF BUSINESS

Description of the Business

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

Merger and Pre-Merger Financing Transaction not

On June 20, 2024, the Company completed its previously announced merger transaction in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 (the “Merger Agreement”) with AVROBIO, Inc. (“AVROBIO”), pursuant to which Alpine Merger Subsidiary, Inc., a wholly owned subsidiary of AVROBIO, merged with and into the entity formerly known as Tectonic Therapeutic, Inc., now known as Tectonic Operating Company, Inc. (“Legacy Tectonic”), with Legacy Tectonic continuing as a wholly owned subsidiary of the surviving corporation of AVROBIO (the “Merger”). The Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“GAAP”), with AVROBIO treated as the acquired company for financial reporting purposes, and Legacy Tectonic treated as the accounting acquirer.

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

Each outstanding and unexercised option to purchase shares of Legacy Tectonic’s common stock immediately prior to closing was assumed by AVROBIO and was converted into an option to purchase shares of AVROBIO common stock, with necessary adjustments to the number of shares and exercise price to reflect the Exchange Ratio. Legacy Tectonic’s restricted common stock, outstanding and unvested immediately prior to the closing, was assumed by AVROBIO in the Merger.

Legacy Tectonic stockholders received 10,956,614 shares of AVROBIO common stock in connection with the Merger, including 11,447 shares of AVROBIO restricted common stock subject to vesting terms, based on the number of shares of Legacy Tectonic common stock outstanding immediately prior to the Merger, including restricted stock, the number of shares of common stock issued to investors participating in the Subscription Agreements (as defined below) and Simple Agreements for Future Equity (“SAFEs”), and Legacy Tectonic convertible preferred stock outstanding immediately prior to the Merger, which was converted into shares of Legacy Tectonic common stock on a one-for-one basis immediately prior to the closing of the Merger.

Concurrently with the closing of the Merger, certain investors of Legacy Tectonic completed the purchase of 7,790,889 shares of Legacy Tectonic common stock pursuant to the Subscription Agreement dated January 30, 2024 (the “Subscription Agreement”) at a purchase price of $12.40 per share for an aggregate purchase price of $96.6 million. Shares of Legacy Tectonic common stock issued pursuant to the Subscription Agreements were converted into 4,163,606 shares of AVROBIO common stock at the closing of the Merger based on the Exchange Ratio, pursuant to the Merger Agreement.

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $58.0 million and $42.8 million for the years ended December 31, 2024 and 2023, respectively and had an accumulated deficit of $148.6 million as of December 31, 2024. The Company has financed its operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, SAFEs and the Merger. In February 2025, the Company sold shares of its common stock under a securities purchase agreement in exchange for gross proceeds of $185 million, as described in Note 16, Subsequent Events. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $141.2 million as of December 31, 2024. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the issuance date of these consolidated financial statements.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split and Exchange Ratio

Upon the closing of the Merger, each outstanding share of Legacy Tectonic’s common stock, including outstanding and unvested restricted stock, was converted into the right to receive a number of shares of AVROBIO’s common stock based on the Exchange Ratio of 0.53, after giving effect to the 1-for-12 reverse stock split of AVROBIO common stock that was effected on June 20, 2024. The exchange ratio was retroactively applied to all outstanding common shares, convertible preferred shares, stock options and restricted stock.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include those related to the valuation of stock-based awards, income taxes, the fair value determination of the SAFEs and certain research and development accruals. Management’s estimates are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Foreign Currency

The operations of each of the Company’s entities are measured using the currency of the primary economic environment in which the subsidiary operates (“functional currency”). Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using period-end exchange rates. Expenses are translated at the average exchange rate in effect during each fiscal month during the year. The effects of foreign currency translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its chief executive officer, who reviews financial information on a consolidated basis for the purpose of making operating decisions, assessing financial performance and allocating resources. The Company has one reportable segment and manages its operations on a consolidated basis for the purposes of assessing performance and making operating decisions. See Note 16, Segment Information for additional information regarding the Company’s segment information.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investment in money market funds.

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $0.6 million as collateral in connection with a letter of credit issued with the corporate headquarters and lab space lease agreement entered into on November 19, 2020. The Company may not access these funds until after the expiration of the lease term on January 31, 2026. The Company has classified the certificate of deposits collateralizing the letter of credits issued as a security deposit as restricted cash in the noncurrent asset section of the Consolidated Balance Sheets.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Periodically, the Company maintains deposits in accredited financial institutions in excess of governmental insured limits. The Company deposits its cash and cash equivalents in financial institutions that it believes have a high credit quality and have not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of each asset, generally three to five years. Leasehold improvements are amortized over the shorter of the assets’ expected useful life or the remaining lease term. Construction-in-progress reflects amounts incurred for property and equipment for use in the research and development process and have not yet been placed in service and are not depreciated or amortized. Expenditures for major renewals and improvements that extend the useful life of the asset are capitalized as part of the asset. Expenditures for repairs and maintenance are expensed as incurred.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of the asset is not recoverable, an impairment will be recognized and measured as the amount by which the carrying amount of the asset exceeds its fair value. No impairment was identified during the years ended December 31, 2024 and 2023.

Fair Value Measurements

The Company assesses the fair value of financial instruments as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that are accessible at the measurement date;

Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar asset or liabilities in markets that are not active or valuations with significant inputs other than quoted prices that are observable, either directly or indirectly; and,

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire fair value measurement.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs incurred for research activities, including discovery efforts and the development of the Company’s programs and platform and include (1) expenses incurred in connection with research and the preclinical and clinical development of the Company’s programs and product candidates, including agreements with third parties and contract research organizations (“CROs”), (2) costs related to manufacturing material for preclinical studies and clinical trials, including fees paid to contract development and manufacturing organizations (“CDMOs”), (3) employee-related expenses, including salaries and bonuses, related benefits and stock-based compensation expense, for employees engaged in research and development functions (4) facilities, depreciation and other expenses related to research and development activities, which include direct or allocated expenses for rent, maintenance of facilities and utilities, (5) licensing and license maintenance fees incurred under license agreements where no alternative future use exists, and (6) costs related to compliance with regulatory requirements.

The Company’s accruals for research and development activities performed by third parties are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued expenses and other current liabilities on the Consolidated Balance Sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accruals accordingly. These vendors generally bill monthly for services performed, or bill based upon milestone achievement. The Company accrues expenses based upon estimates of percentage of work completed and the contract milestones remaining. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered. The Company estimates the period over which such services will be performed based on the terms of the agreements as well as the level of effort to be expended in each period.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases ("ASC 842"). The Company determines if an arrangement is or contains a lease and the classification of that lease at inception of the contract. The Company’s operating and finance lease assets are included in right-of-use assets, net, and the current and non-current portions of the finance and operating lease liabilities are included in lease liabilities, and lease liabilities, non-current, respectively, on the balance sheets. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. Right-of-use assets are based on the corresponding lease liability adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not account for renewals or early terminations unless it is reasonably certain to exercise these options at commencement. Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, right of use assets are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the leased assets. The Company accounts for lease and non-lease components as a single lease component for operating leases. The discount rate used to calculate the present value of the Company's lease liabilities is based on either an explicit rate stipulated in the contract for finance leases or the incremental borrowing rate based on the information available at the lease commencement date. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. The Company determines the incremental borrowing rate by considering various factors, such as its credit rating, interest rates of similar debt instruments of entities with comparable credit ratings, the lease term and the currency in which the lease was denominated. The Company has elected the practical expedient to not recognize leases with a lease term of twelve months or less on the balance sheet (“short-term leases”) and will recognize lease payments for such short-term leases as an expense on a straight-line basis.

Simple Agreements for Future Equity

SAFE instruments do not represent legal form debt (i.e., no creditor rights), but allow for redemption based upon certain triggering events that are outside of the control of the Company. The Company accounts for the SAFE instruments as a liability at fair value on a recurring basis. Triggering events include an equity financing, public listing transaction, change of control or dissolution. Changes in the liability’s fair value are recognized in the Company’s statements of operations and comprehensive loss. The SAFE liabilities were adjusted to fair value upon the closing of the Merger and all SAFE instruments were converted to common stock of AVROBIO pursuant to the Merger Agreement. The SAFEs were redeemed for common stock shares upon closing of the Merger.

Convertible Preferred Stock

The Company recorded all shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the convertible preferred stock became redeemable at the option of the holders of at least a majority of the then outstanding preferred shares. The Company did not adjust the carrying value of the convertible preferred stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preference to holders of shares of convertible preferred stock was not probable of occurring. All outstanding shares of convertible preferred stock were converted to common stock shares upon the closing of the Merger.

Stock-Based Compensation

Prior to being publicly traded, the fair value of the Company’s common stock underlying the stock options was determined by the Board of Directors with assistance from management and, in part, on input from an independent third-party valuation firm. The Board of Directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Merger, the fair value of the Company’s common stock is based on the closing quoted market price of its common stock as reported by the NASDAQ Select Market on the date of grant.

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the estimated fair value of options granted to employees and non-employees, including directors. In addition to the fair value of the Company’s common stock, the BSM mode requires the input of several assumptions. These assumptions include:

•
Expected Term—The expected life represents the period of time that the stock options are expected to be outstanding. Because the Company does not have substantial historical exercise behavior, it determines the expected term in accordance with the simplified method, which is an average of the contractual term of the stock option and its vesting period.
•
Expected Volatility— The estimated volatility is determined by evaluating the average historical volatility of a peer group of companies for the period preceding the stock option grant for a term that is approximately equal to the stock options’ expected term.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with a term that is equal to the stock options’ expected term at the grant date.
•
Expected Dividend—The expected dividend yield is assumed to be zero as the Company has not declared or paid dividends to date and does not anticipate declaring dividends for the foreseeable future.

Restricted stock units (RSUs) are measured and recognized over the vesting period and are based on the quoted market price of the Company's stock on the grant date.

All stock-based compensation expense is recorded in research and development expense or general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss, on the basis of the respective employee and nonemployee’s role within the Company.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determined deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Net Loss per Share

Basic and diluted net loss per common share is presented in conformity with ASC 260, Earning Per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share is determined by dividing the net loss by the weighted-average number of common shares outstanding during the period. Basic net loss and diluted net loss per share are calculated without consideration of potentially dilutive securities.

Related Party Transactions

The Company applies ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The comprehensive loss for the Company equals its net loss plus changes in foreign currency translation for all periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB under its ASCs or other standard setting bodies and adopted by the Company as of the specified effective date, unless otherwise discussed below.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which enhances the income tax disclosure requirements for public entities on an annual basis. Under ASU 2023-09, public entities will be required to disclose in their rate reconciliation, on an annual basis, both percentages and amounts in their reporting currency for certain categories in a tabular format, with accompanying qualitative disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain income statement captions within the footnotes to the financial statements. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.

3.
Merger

As described in Note 1, Nature of the Business, the Company completed its Merger with AVROBIO on June 20, 2024. The Merger was accounted for as a reverse recapitalization in accordance with GAAP with Legacy Tectonic as the accounting acquirer of AVROBIO. At the effective time of the Merger, substantially all the assets of AVROBIO consisted of cash and cash equivalents, as well as other nominal assets. Under such reverse recapitalization accounting, the assets and liabilities of AVROBIO were recorded at their fair value at the effective time of the Merger, which approximated book value due to the short-term nature. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the historical operations of Legacy Tectonic for accounting purposes together with the issuance of shares to the former shareholders of AVROBIO, the legal acquirer, and a recapitalization of the equity of Legacy Tectonic, the accounting acquirer. The exchange ratio was retroactively applied to all outstanding common shares, convertible preferred shares, stock options and restricted stock of Legacy Tectonic.

As part of the recapitalization, Legacy Tectonic recognized the assets and liabilities listed below:

Cash and cash equivalents	$85,230
Prepaid expenses and other current assets	319
Accounts payable	(1,988)
Accrued expenses and other current liabilities	(5,405)
Net assets acquired	$78,156

The Company incurred transaction costs of $9.3 million which was recorded as a reduction to additional paid-in capital in the Consolidated Balance Sheet.

4.
FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$139,610	$—	$—	$139,610
Total assets	$139,610	$—	$—	$139,610

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$27,278	$—	$—	$27,278
Total assets	$27,278	$—	$—	$27,278
Liabilities:
SAFE liabilities	$—	$—	$30,515	$30,515
Total liabilities	$—	$—	$30,515	$30,515

Money market funds are included in cash and cash equivalents on the Company’s Consolidated Balance Sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

There were no transfers between the Level 1, Level 2 or Level 3 categories during the years ended December 31, 2024 and 2023.

SAFE Liabilities

From October through December 2023, Legacy Tectonic entered into multiple SAFE agreements with certain existing investors and received proceeds of $34.1 million. Prior to redemption, the SAFE liabilities were valued using a probability weighted scenario analysis and discount rates derived by application of the build-up method to reflect the cost of equity. The valuation model required a variety of inputs, including the probability of occurrence of events that would trigger conversion or redemption of the SAFEs, the expected timing of such events, and a discount rate.

Upon the closing of the Merger, the principal balance of the SAFE instruments was automatically redeemed for 2,752,216 shares of Legacy Tectonic common stock at the conversion price of $12.40 per share immediately prior to the Merger closing. As such the valuation inputs utilized to adjust the SAFE liability to fair value upon the closing of the Merger was $12.40. At closing, shares of Legacy Tectonic common stock issued pursuant to the redemption of Legacy Tectonic SAFEs were converted into 1,470,839 shares of AVROBIO common stock based on the Exchange Ratio, pursuant to the Merger Agreement.

The following table presents activity for the SAFE liabilities that were measured at fair value using significant unobservable Level 3 inputs during the years ended December 31, 2024 and 2023 (in thousands):

SAFE Liabilities
Balance as of January 1, 2023	$—
Initial fair value recognition	31,515
Loss on issuance	255
Fair value adjustments	(1,255)
Balance as of December 31, 2023	30,515
Fair value adjustments	3,610
Redemption	(34,125)
Balance as of December 31, 2024	$—

5. PROPERTY and EQUIPMENT, NET

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$4,590	$4,510
Office equipment, furniture and fixtures	281	405
Construction in progress	—	38
Leasehold improvements	25	25
	4,896	4,978
Less: accumulated depreciation	(2,745)	(1,856)
Property and equipment, net	$2,151	$3,122

Depreciation expense was $1.2 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively, and is primarily attributable to research and development activities.

6.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and related expenses	$3,585	$2,856
Accrued research and development expenses	2,787	3,214
Accrued professional fees and other expenses	1,478	2,071
Total accrued expenses and other current liabilities	$7,850	$8,141

7.
STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 11,947,558 shares of $0.0001 par value common stock, of which, 2,634,246 shares were issued and outstanding. Voting, dividend and liquidation rights of the holders of common stock were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Holders of common stock were entitled to one vote for each share of common stock; however, the holders of the common stock were not entitled to vote on any amendment to the amended and restated certificate of incorporation that related solely to the terms of one or more outstanding series of preferred stock. The Company had included in issued and outstanding common stock shares of restricted common stock granted by the Company. As of December 31, 2023, there were 2,634,246 common shares issued and outstanding, of which 2,598,752 relate to shares of unrestricted common stock.

The Company amended and restated its certificate of incorporation, effective June 20, 2024, in connection with the Merger. The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of December 31, 2024, no dividends had been declared.

The Company reserved common stock for future issuance as follows:

	December 31,
	2024	2023
Convertible preferred stock (as converted to common stock)	—	3,647,675
Stock options to purchase common stock	1,626,841	1,002,535
Unvested restricted common stock	—	18,968
Unvested restricted stock units	25,612	—
SAFEs (as converted to common stock)	—	1,519,331
Equity awards available for future issuance under the 2019 Equity Incentive Plan	—	25,208
Equity awards available for future issuance under the 2024 Equity Incentive Plan	976,082	—
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	147,343	—
	2,775,878	6,213,717

Convertible Preferred Stock

Prior to the conversion upon the closing of the Merger, Legacy Tectonic issued Series A-1, A-2, A-3 and A-4 convertible preferred stock (the “Convertible Preferred Stock”). Upon the closing of the Merger, all outstanding shares of the Convertible Preferred Stock were converted into 3,647,675 shares of common stock. No shares of Convertible Preferred Stock are authorized for issuance as of December 31, 2024.

Preferred Stock

Subsequent to the Merger, the Company authorized the issuance of 10,000,000 shares of undesignated preferred stock, however no such shares were issued or outstanding as of December 31, 2024.

Changes in Capital Structure

Upon the closing of the Merger, all outstanding shares of convertible preferred stock were converted into an aggregate of 3,647,675 shares of the Company’s common stock and $80.6 million of mezzanine equity was reclassified to common stock and additional paid-in capital. As of December 31, 2024, there were no shares of convertible preferred stock issued or outstanding.

Upon the closing of the Merger, the principal balance of the SAFE instruments was automatically redeemed for 2,752,216 shares of Legacy Tectonic common stock at the conversion price of $12.40 per share immediately prior to the Merger closing. At closing, shares of Legacy Tectonic common stock issued pursuant to the redemption of Legacy Tectonic SAFEs were converted into 1,470,839 shares of common stock based on the Exchange Ratio, pursuant to the Merger Agreement.

Concurrently with the closing of the Merger, on June 20, 2024, certain investors completed the purchase of shares of Legacy Tectonic common stock pursuant to the Subscription Agreement at a price of $12.40 per share for an aggregate purchase price of $96.6 million. The shares of Legacy Tectonic common stock that were issued pursuant to the Subscription Agreement were converted into 4,163,606 shares of common stock upon the closing of the Merger based on the exchange ratio, pursuant to the Merger Agreement.

8.
EQUITY INCENTIVE PLANS

2019 Equity Incentive Plan

The Legacy Tectonic 2019 Equity Incentive Plan (the “2019 Plan”) provides employees, consultants and advisors and non-employee members of the Board of Directors with the opportunity to receive grants of stock options, stock awards and equity awards. Following the effectiveness of the 2024 Equity Incentive Plan (the “2024 Plan”) as described below, no further grants will be made under the 2019 Plan; however, any outstanding equity awards granted under the 2019 Plan will continue to be governed by the terms of the 2019 Plan.

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

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective upon completion of the Merger. The maximum number of shares of common stock that may be issued under the 2024 ESPP will not exceed 147,343 shares (the “Initial ESPP Share Reserve”), plus the number of shares of common stock that are automatically added on January 1st of each year for a period of up to ten years commencing on January 1, 2025 and ending on (and including) January 1, 2034, in an amount equal to the lesser of (x) 1% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase and (y) a number of shares equal to three times the Initial ESPP Share Reserve. Notwithstanding the foregoing, the Board of Directors may act prior to the first day of any calendar year to provide that there will be no January 1st increase in the share reserve for such calendar year or that the increase in the share reserve for such calendar year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. No offering periods under the 2024 ESPP had been initiated as of December 31, 2024.

The equity activity below reflects the reverse stock split and retroactive application of the exchange ratio as discussed in Note 1, Nature of Business.

Stock Options

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan during the year ended December 31, 2024 (in thousands except share, contractual term and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	1,002,485	$3.11	8.2	$2,276
Options granted	982,980	18.25
Options exercised	(335,894)	2.54		5,585
Options forfeited and expired	(115,210)	8.98
Outstanding as of December 31, 2024	1,534,361	$12.49	8.5	$51,805
Options vested and exercisable as of December 31, 2024	364,472	$2.80	6.6	$15,809
Options vested and expected to vest as of December 31, 2024	1,534,361	$12.49	8.5	$51,805

The following table summarizes the stock option activity for the options that were assumed from AVROBIO upon the Merger closing during the year ended December 31, 2024 (in thousands except share, contractual term and per share amounts):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options assumed from AVROBIO upon Merger closing	365,428	$89.92	—	$—
Options exercised	(52,833)	14.61		1,344
Options forfeited and expired	(220,115)	136.24
Outstanding as of December 31, 2024	92,480	$22.69	1.1	$2,903
Options vested and exercisable as of December 31, 2024	92,480	$22.69	1.1	$2,903
Options vested and expected to vest as of December 31, 2024	92,480	$22.69	1.1	$2,903

During the years ended December 31, 2024 and 2023, the Company granted options with a weighted-average grant-date fair value of $14.90 and $4.04 per share, respectively. The fair value of options that vested during the years ended December 31, 2024 and 2023 was $1.6 million and $1.1 million, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense for stock options was $13.3 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The table below discloses assumptions for the fair value of options granted:

	Year Ended December 31,
	2024	2023
Fair value per share of underlying common stock	$16.09 - $51.28	$2.50 - $4.21
Expected term (in years)	6.00 - 6.25	5.81 - 6.04
Expected volatility	100.0% - 104.0%	93.4% - 111.2%
Risk-free interest rate	4.10% - 4.26%	3.64% - 4.90%
Expected dividend yield	0%	0%

Restricted Stock Units

Restricted stock units (RSUs) are granted to certain employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest. Activity with respect to the Company's restricted stock units during the year ended December 31, 2024 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	—	$—	—	$—
Restricted stock units granted	26,337	44.62		—
Restricted stock units forfeited	(725)	34.51		—
Outstanding as of December 31, 2024	25,612	$44.90	1.9	$1,183
Unvested and expected to vest as of December 31, 2024	25,612	$44.90	1.9	$1,183

As of December 31, 2024, the total unrecognized stock-based compensation expense for RSUs was $1.1 million, which is expected to be recognized over a weighted average period of 3.2 years.

Restricted Common Stock

Legacy Tectonic granted restricted common stock to founders, employees and consultants. The purchase price of the restricted common stock is the estimated fair value on the grant date and the restricted stock is subject to various vesting schedules. Unvested restricted common stock is subject to repurchase rights held by the Company at the original issuance price in the event the restricted common stockholders’ service to the Company is terminated either voluntarily or involuntarily.

The following table summarizes restricted common stock activity during the year ended December 31, 2024:

Number of Shares
Unvested restricted stock awards as of January 1, 2024	18,968
Early exercise of options	6,859
Vested	(25,827)
Unvested restricted stock awards as of December 31, 2024	—

The weighted-average grant date fair value and the weighted average value of the vested restricted common stock for the years ended December 31, 2024 and 2023 were immaterial.

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense by function recognized (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$2,309	$705
Research and development	1,182	416
Total stock-based compensation	$3,491	$1,121

Modification of Certain Stock Options

In July 2024, the Company entered into a separation agreement with the Company’s Chief Operating Officer (the “Former Executive”). As part of the termination of employment, the Former Executive will serve as an advisor to the Company through March 31, 2025 (“Consulting Period”) on an as needed basis. Pursuant to the separation agreement, certain modifications to the Former Executive’s vested and non-vested stock option awards were executed including continued vesting of options during the Consulting Period and the extension of the post-termination exercise period of certain stock option awards. The services performed during the Consulting Period do not qualify as substantive services under ASC 718, Compensation—Stock Compensation; therefore, the continued vesting of these awards represents a modification to the original award. During the year ended December 31, 2024, the Company recorded stock compensation expense of $0.4 million for the modification of the stock options of the Former Executive. This amount is included in general and administrative expenses on the consolidated statement of operations and comprehensive loss.

9.
Net loss per share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(57,982)	$(42,823)
Denominator:
Weighted-average common shares outstanding, basic and diluted	8,490,171	1,268,512
Net loss per share, basic and diluted	$(6.83)	$(33.76)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023
Convertible preferred stock (as converted to common stock)	—	3,647,674
Options to purchase common stock	1,626,841	1,002,535
Unvested restricted stock units and common stock	25,612	18,968
SAFEs (as converted to common stock)	—	1,519,331
Total	1,652,453	6,188,508

10.
Leases

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

Legacy Tectonic has also entered into various financing leases for laboratory equipment used in research and development activities.

The components of lease expense and other information are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Finance lease amortization of right-of-use assets	$448	$488
Interest of finance lease liabilities	107	151
Finance lease expense	555	639
Operating lease expense	1,608	1,404
Short-term lease expense	545	749
Variable lease expense	911	786
Total lease expense	$3,619	$3,578

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease terms (in years)
Operating leases	1.06	2.09
Finance leases	2.26	3.23
Weighted-average discount rate
Operating leases	8.49%	8.25%
Finance leases	9.76%	9.62%

Future commitments due under these lease agreements as of December 31, 2024 are as follows (in thousands):

As of December 31,	Operating Leases	Finance Leases	Total
2025	$2,396	$552	$2,948
2026	132	363	495
2027	—	44	44
Total undiscounted cash flows	2,528	959	3,487
Less: imputed interest	(101)	(83)	(184)
Total lease liabilities	$2,427	$876	$3,303
Less: current portion	2,295	489	2,784
Lease liabilities	$132	$387	$519

11.
License agreements

Harvard Agreement

In July 2020, Legacy Tectonic entered into an agreement with the President and Fellows of Harvard College (“Harvard”), for an option fee in the low five digits, whereby Harvard granted Legacy Tectonic an exclusive option to negotiate a worldwide, exclusive, royalty-bearing license under Harvard’s interest in the patent rights covering certain technology that was developed by Harvard. In October 2021, Legacy Tectonic exercised the option and on February 10, 2022, entered into a license agreement (“License Agreement”) with Harvard to conduct research and development activities using certain materials, technology and patent rights owned by Harvard, with the intent to develop, obtain regulatory approval for, and commercialize products. The License Agreement will remain in effect until the expiration of the last valid claim within the patent rights covering a product developed under the License Agreement or the termination of the License Agreement. As consideration for the License Agreement, the Company paid Harvard a one-time license fee of $170,000 and issued 227,486 shares of common stock with a fair market value of $0.4 million.

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (3) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. The Company incurred expense of $0.4 million and $0.2 million related to the License Agreement during the years ended December 31, 2024 and 2023, respectively. No amounts were due to Harvard related to the License Agreement as of December 31, 2024 and 2023, respectively.

12.
COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into contractual agreements with various suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination.

The Company is also party to commitments, which are described elsewhere in these consolidated financial statements: Lease commitments, as described in Note 10, Leases, and royalty and maintenance based commitments, as described in Note 11, License Agreements.

Contingencies

In connection with the Merger, the Company and its designated rights agent entered into a contingent value rights agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each holder of AVROBIO common stock immediately prior to the closing received a contractual contingent value right (“CVR”) subject to and in accordance with the terms and conditions of the CVR Agreement, representing the contractual right to receive a pro rata portion of any net proceeds, if any, resulting from a disposition of certain AVROBIO intellectual property (including a license of AVROBIO’s pre-closing assets as defined in the CVR Agreement) after the closing and prior to the 18-month anniversary of the closing, received within a 10-year period following the closing; provided that no contingent payment will be payable to any holder of the CVRs until such time as the then-outstanding and undistributed proceeds exceeds $0.4 million in the aggregate. The Company believes that any receipt of payments resulting from the disposition of AVROBIO’s pre-closing assets described in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved within the timeline outlined in the CVR Agreement, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the specific platform and intellectual property and early stage of research and development programs. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of December 31, 2024, no receivables or liabilities were recorded on the Consolidated Balance Sheet relating to such contingent payments.

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. There are no matters pending that the Company currently believes are reasonably possible or probable of having a material impact to the Company's financial position, results of operations, or statements of cash flows.

In the normal course of operations, the Company may become involved in various legal proceedings. As of December 31, 2024 and 2023, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

13.
INCOME TAXES

The Company did not record a federal or state income tax provision or benefit for the years ended December 31, 2024 and 2023, as it has been incurring net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2024	2023

Current expense (benefit):
Federal	$—	$—
State	—	—
Total current expense (benefit):	$—	$—
Deferred expense (benefit):
Federal	$13,004	$11,207
State	3,181	3,361
Foreign	741	-
Deferred tax benefit	16,926	14,568
Less change in valuation allowance	(16,926)	(14,568)
Total income tax expense (benefit)	$—	$—

The Company had an effective tax rate of 0% for the years ended December 31, 2024 and 2023. The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2024	2023

Federal statutory income tax rate	21.0%	21.0%
State income taxes	5.5%	7.8%
Foreign rate differential	0.1%	0.1%
Permanent differences	0.4%	1.1%
Equity-based compensation	1.3%	(0.4)%
Preferred stock liability fair value adjustment	(1.3)%	—%
Tax credits	2.2%	4.4%
Change in valuation allowance	(29.2)%	(34.0)%
Effective income tax rate	—%	—%

The components of the Company’s net deferred tax assets and liabilities as of December 31, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$109,392	$11,392
Research credits	13,946	4,336
Lease liability	660	817
Capitalized research and development expenses	40,742	14,595
Accruals & other	863	1,027
Amortization	3,555	-
Stock-based compensation	2,112	-
Total deferred tax assets	171,270	32,167
Valuation allowance	(170,177)	(30,228)
Net deferred tax assets	$1,093	$1,939
Deferred tax liabilities
Depreciation	$(485)	$(1,210)
Right of use asset	(608)	(729)
Total deferred tax liabilities	(1,093)	(1,939)
Net deferred tax assets (liability)	$—	$—

Deferred Tax Assets and Valuation Allowance

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and 2023. The Company’s valuation allowance increased during the year by $140.0 million for the year ended December 31, 2024 due primarily to the generation of net operating losses.

NOL Carryforwards

Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on AVROBIO’s value immediately prior to the ownership change multiplied by the long-term tax exempt rate which is published monthly. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet conducted a Section 382 study to assess whether the Reverse Merger resulted in an ownership change under Section 382 that could limit the ability to use the net operating loss carryforwards of AVROBIO and Tectonic. Nor has the Company completed a Section 382 study to assess whether an ownership change or changes has/have occurred related to Tectonic Therapeutic’s pre-merger activity. However, the Reverse Merger is expected to result in an ownership change for AVROBIO. Therefore, the Company does not expect to be able to utilize a material portion, if any, of the historic net operating losses and tax credit carryforwards from AVROBIO. The impact of this would not materially impact the financial statements, given the full valuation allowance.

As of December 31, 2024, the Company has net operating loss carryforwards for federal and state tax reporting purposes of $399.3 million and $71.9 million, respectively. Net operating loss carryforwards generated after December 31, 2017 for federal tax reporting purposes of $399.3 million have an indefinite life. Net operating loss carryforwards for state purposes of $71.9 million, which begin to expire in 2040. As of December 31, 2024, the Company also has federal and state research and development tax credits of $10.5 million and $4.4 million, which being to expire in 2040 and 2035, respectively.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and development expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all research and development expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign research and development activities must be amortized over 15 years—both using a midyear convention. During the year ended December 31, 2024, the Company capitalized $40.3 million of research and development expenses.

Uncertain Tax Position

The Company evaluates its uncertain tax positions under ASC 740 which requires that realization of an uncertain income tax position be recognized. The benefit to be recorded is the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Company concluded that there are no uncertain tax positions in any of the periods presented.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The earliest tax years that remain subject to examination by jurisdiction is 2020 for both federal and state. However, to the extent the Company utilizes net operating losses from years prior to 2020, the statute remains open to the extent of the net operating losses or other credits are utilized.

14.
RELATED PARTY TRANSACTIONS

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board (“SAB”) and meets the criteria of a related party. For each of the years ended December 31, 2024 and 2023, the Company incurred expense of $0.1 million for advisory services provided. There were no amounts due to this related party as of December 31, 2024 or 2023.

License Agreement

Harvard meets the criteria of a related party resulting from the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Core intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 11, License Agreements.

The Company incurred expense of $0.4 million and $0.2 million related to the License Agreement during the years ended December 31, 2024 and 2023, respectively. No amounts were due to Harvard related to the License Agreement as of December 31, 2024 and 2023.

Adimab Agreement

One member of the Company’s Board of Directors also services on the board of Adimab, LLC (“Adimab”), an antibody discovery company. In May 2023, Legacy Tectonic entered into a discovery agreement with Adimab whereby Legacy Tectonic and Adimab collaborated on human antibody discovery in accordance with an agreed upon research program. The Company incurred expense of $0.2 million during each of the years ended December 31, 2024 and 2023. The Company terminated the agreement with Adimab in July 2024.

SAFE Agreements

From October through December 2023, Legacy Tectonic entered into multiple SAFE agreements with certain existing investors and received proceeds of $34.1 million. All investors were considered related parties of the Company. The SAFE agreements had no maturity date, bore no interest, and were redeemable by Legacy Tectonic upon the occurrence of a triggering event, including the Merger which qualified as a public listing transaction under the SAFE agreements. The SAFEs were redeemed for shares of Legacy Tectonic common stock in connection with the closing of the Merger.

15.
EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan (the “Plan”) that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company’s funding policy is to contribute 3% (“Nonelective Contribution”) of employees’ eligible pay to the Plan. As defined by the Plan, highly compensated employees are not eligible to receive the Nonelective Contribution. The Company contributed $0.2 million to the Plan in each of the years ended December 31, 2024 and 2023.

16.
SEGMENT INFORMATION

We operate in one operating segment, and therefore one reportable segment, focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of GPCRs. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer as chief operating decision maker (“CODM”) in evaluating financial performance and deciding how to allocate resources on a consolidated basis. The significant expense categories outlined below align with the segment-level information that is regularly provided to the CODM. When evaluating the Company’s financial performance, the CODM reviews one measure of profitability, net loss, and makes decisions using this information.

No segment asset information is provided below as the CODM is focused on how expenses impact ending cash by period and overall cash runway. Any review of segment assets, which would focus on cash and cash equivalents, would be at the same level as the consolidated balance sheet.

The following table presents the segment net loss and significant segment expenses for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Employee-related expenses:
Research and development employee-related expenses	$11,135	$10,351
General and administrative employee-related expenses	5,553	3,240

External research and development expenses:
Research and pre-clinical expenses	8,477	8,321
Clinical and development expenses	15,380	7,202
Chemistry, manufacturing, and control expenses	3,570	8,947

Non employee-related general and administrative expenses	8,733	3,988
Other segment items[1]	5,134	774
Net loss	$57,982	$42,823

1 Other segment expenses include stock-based compensation, depreciation and amortization, changes in the fair value of the SAFE liabilities, loss on the issuance of SAFEs, interest income, and interest expense.

17.
SUBSEQUENT EVENTS

In February 2025, the Company entered into a securities purchase agreement pursuant to which the Company issued an aggregate of 3,689,465 shares of common stock, at a price of $50.00 per share to fund investors and $54.14 per share to individual investors that are either an officer or director of the Company, in exchange for aggregate consideration of approximately $185.0 million.