Form 10-Q
period 2025-03-31
Tectonic Therapeutic, Inc.
filed 2025-05-08
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 18,672,509 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “until,” “will,” “would,” and similar expressions or variations. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section titled “Risk Factors” under Part II, Item 1A below, and under similar captions in our periodic reports filed with the Securities and Exchange Commission (“SEC”) from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$306,246	$141,239
Prepaid expenses and other current assets	3,397	5,618
Total current assets	309,643	146,857
Property and equipment, net	1,924	2,151
Finance right-of-use assets, net	813	919
Operating right-of-use assets	1,724	2,235
Restricted cash	587	587
Other assets	138	156
Total assets	$314,829	$152,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,254	$976
Accrued expenses and other current liabilities	4,907	7,850
Operating lease liability	1,874	2,295
Finance lease liability	475	489
Total current liabilities	13,510	11,610
Operating lease liability, non-current	—	132
Finance lease liability, non-current	283	387
Total liabilities	13,793	12,129
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 18,671,229 and 14,856,309 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	465,524	289,351
Accumulated other comprehensive income	2	9
Accumulated deficit	(164,492)	(148,586)
Total stockholders’ equity	301,036	140,776
Total liabilities and stockholders’ equity	$314,829	$152,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$13,036	$10,818
General and administrative	5,262	2,150
Total operating expenses	18,298	12,968
Loss from operations	(18,298)	(12,968)
Other income (expense), net:
Change in fair value of SAFE liabilities	—	(2,075)
Interest income	2,444	256
Interest expense	(20)	(31)
Other expense	(32)	(403)
Total other income (expense), net	2,392	(2,253)
Net loss	(15,906)	(15,221)
Other comprehensive loss:
Foreign currency translation adjustment	(7)	(50)
Comprehensive loss	$(15,913)	$(15,271)
Net loss per share, basic and diluted	$(0.93)	$(10.97)
Weighted-average common shares outstanding, basic and diluted	17,157,661	1,387,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances as of January 1, 2024	6,825,483	$80,627	2,634,246	$—	$5,979	$(11)	$(90,604)	$(84,636)
Retroactive application of reverse recapitalization	(3,177,808)	—	(1,226,493)	—	—	—	—	$—
Adjusted balance, beginning of period	3,647,675	80,627	1,407,753	—	5,979	(11)	(90,604)	(84,636)
Exercise of stock options	—	—	1,535	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	321	—	—	321
Foreign currency translation adjustment	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(15,221)	(15,221)
Balances as of March 31, 2024	3,647,675	$80,627	1,409,288	$—	$6,304	$(53)	$(105,825)	$(99,574)

Balances as of January 1, 2025	—	$—	14,856,309	$2	$289,351	$9	$(148,586)	$140,776
Exercise of stock options	—	—	125,455	—	972	—	—	972
Stock-based compensation expense	—	—	—	—	2,103	—	—	2,103
Issuance of common stock in connection with the private placement, net of offering costs of $11,928	—	—	3,689,465	—	173,098	—	—	173,098
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(15,906)	(15,906)
Balances as of March 31, 2025	—	$—	18,671,229	$2	$465,524	$2	$(164,492)	$301,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,906)	$(15,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	360	377
Stock-based compensation expense	2,103	321
Reduction in the carrying amount of the operating right-of-use assets	511	294
Change in fair value of SAFE liabilities	—	2,075
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,221	289
Other non-current assets	14	24
Accounts payable	1,584	1,510
Accrued expenses and other current liabilities	(3,417)	1,382
Operating lease liabilities	(553)	(324)
Net cash used in operating activities	(13,083)	(9,273)
Cash flows from investing activities:
Purchase of property, equipment and improvements	(27)	(4)
Net cash used in investing activities	(27)	(4)
Cash flows from financing activities:
Payment of deferred offering costs	—	(554)
Proceeds from the private placement, net of offering costs	177,268	—
Proceeds from exercise of common stock options	972	4
Repayment of finance lease obligations	(118)	(118)
Net cash provided by (used in) financing activities	178,122	(668)
Effect of exchange rate changes on cash and cash equivalents	(5)	(76)
Net increase (decrease) in cash and cash equivalents and restricted cash	165,007	(10,021)
Cash and cash equivalents and restricted cash as of beginning of period	141,826	29,356
Cash and cash equivalents and restricted cash as of end of period	$306,833	$19,335
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$306,246	$18,748
Restricted cash	587	587
Total cash, cash equivalents and restricted cash	$306,833	$19,335
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses and other current liabilities	$—	$1,576
Private placement costs included in accrued expenses and other current liabilities	$4,170	$—

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

Private Placement

In February 2025, the Company entered into a securities purchase agreement (the “Private Placement”) pursuant to which the Company issued an aggregate of 3,689,465 shares of common stock, at a price of $50.00 per share to institutional accredited investors and $54.14 per share to individual accredited investors that are either an officer or director of the Company, in exchange for aggregate consideration of approximately $185.0 million.

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $15.9 million and $15.2 million for the three months ended March 31, 2025 and 2024, respectively and had an accumulated deficit of $164.5 million as of March 31, 2025. The Company has financed its operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, SAFEs and the Merger. In February 2025, the Company sold shares of its common stock under a securities purchase agreement in exchange for gross proceeds of approximately $185.0 million. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $306.2 million as of March 31, 2025. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the issuance date of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, which are included in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”)

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2024 and 2023, which are included in our 2024 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include the prepaid and accrued research and development accruals, stock-based compensation expense, the fair value of the Company’s common stock, the income tax valuation allowance, and the fair value determination of the SAFEs. Management’s estimates are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its chief executive officer, who reviews financial information on a consolidated basis for the purpose of making operating decisions, assessing financial performance and allocating resources. The Company has one reportable segment and manages its operations on a consolidated basis for the purposes of assessing performance and making operating decisions. See Note 13, Segment Information for additional information regarding the Company’s segment information.

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

3. Merger

As described in Note 1, Nature of Business, the Company completed its Merger with AVROBIO on June 20, 2024. The Merger was accounted for as a reverse recapitalization in accordance with GAAP with Legacy Tectonic as the accounting acquirer of AVROBIO. At the effective time of the Merger, substantially all the assets of AVROBIO consisted of cash and cash equivalents, as well as other nominal assets. Under such reverse recapitalization accounting, the assets and liabilities of AVROBIO were recorded at their fair value at the effective time of the Merger, which approximated book value due to the short-term nature. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the historical operations of Legacy Tectonic for accounting purposes together with the issuance of shares to the former shareholders of AVROBIO, the legal acquirer, and a recapitalization of the equity of Legacy Tectonic, the accounting acquirer. The exchange ratio was retroactively applied to all outstanding common shares, convertible preferred shares, stock options and restricted stock of Legacy Tectonic.

As part of the recapitalization, Legacy Tectonic obtained the assets and liabilities listed below (in thousands):

Cash and cash equivalents	$85,230
Prepaid expenses and other current assets	319
Accounts payable	(1,988)
Accrued expenses and other current liabilities	(5,405)
Net assets acquired	$78,156

The Company incurred transaction costs of $9.3 million which was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2024.

4. FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

l

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$304,615	$—	$—	$304,615
Total assets	$304,615	$—	$—	$304,615

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$139,610	$—	$—	$139,610
Total assets	$139,610	$—	$—	$139,610

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

The following table presents activity for the SAFE liabilities that were measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2024 (in thousands):

SAFE Liabilities
Balance as of January 1, 2024	30,515
Fair value adjustments	3,610
Redemption	(34,125)
Balance as of December 31, 2024	$—

5.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$4,590	$4,590
Office equipment, furniture and fixtures	281	281
Construction in progress	27	—
Leasehold improvements	25	25
	4,923	4,896
Less: accumulated depreciation	(2,999)	(2,745)
Property and equipment, net	$1,924	$2,151

Depreciation expense was $0.3 million for each of the three month periods ended March 31, 2025 and 2024, and is primarily attributable to research and development activities.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation and related expenses	$1,648	$3,585
Accrued research and development expenses	1,362	2,787
Accrued professional fees and other expenses	1,897	1,478
Total accrued expenses and other current liabilities	$4,907	$7,850

7. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of March 31, 2025, no dividends have been declared.

The Company reserved common stock for future issuance as follows:

	March 31, 2025	December 31, 2024
Stock options to purchase common stock	1,823,123	1,626,841
Unvested restricted stock units	181,987	25,612
Equity awards available for future issuance under the 2024 Equity Incentive Plan	1,227,159	976,082
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	295,906	147,343
	3,528,175	2,775,878

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

The 2024 Plan initially provided for the issuance of up to 1,938,799 shares of common stock (the “Initial Share Reserve”). Effective January 1, 2025, in connection with the evergreen provision contained in the 2024 Plan, an additional 742,815 shares of common stock were reserved for issuance under the 2024 Plan.

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective upon completion of the Merger. The 2024 ESPP initially provided for the issuance of up to 147,343 shares of common stock. Effective January 1, 2025, in connection with an evergreen provision contained in the ESPP, an additional 148,563 shares of common stock were reserved for issuance under the ESPP. No offering periods under the 2024 ESPP had been initiated as of March 31, 2025.

Stock Options

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the three months ended March 31, 2025 (in thousands except share, contractual term and per share amounts):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,534,361	$12.49	8.2	$2,276
Options granted	335,863	46.73
Options exercised	(64,866)	2.68		2,361
Options forfeited and expired	(14,126)	5.75
Outstanding as of March 31, 2025	1,791,232	$19.32	8.7	$8,235
Options vested and exercisable as of March 31, 2025	365,025	$3.68	6.8	$5,322
Options vested and expected to vest as of March 31, 2025	1,791,232	$19.32	8.7	$8,235

The following table summarizes the stock option activity for the options that were assumed from AVROBIO upon the Merger for the three months ended March 31, 2025 (in thousands except share, contractual term and per share amounts):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	92,480	$22.69	1.1	$2,903
Options exercised	(60,589)	13.16		1,982
Outstanding as of March 31, 2025	31,891	$40.80	1.9	$151
Options vested and exercisable as of March 31, 2025	31,891	$40.80	1.9	$151
Options vested and expected to vest as of March 31, 2025	31,891	$40.80	1.9	$151

During the three months ended March 31, 2025, the Company granted options with a weighted-average grant-date fair value of $41.40. No options were granted during the three months ended March 31, 2024. As of March 31, 2025, the total unrecognized stock-based compensation expense for stock options was $26.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes the assumptions used for estimated the fair value of stock options granted under the Black-Scholes-Merton option pricing model:

Three Months Ended March 31,
2025
Fair value per share of underlying common stock	$23.13 - $48.01
Expected term (in years)	6.25
Expected volatility	120.9%
Risk-free interest rate	4.06% - 4.43%
Expected dividend yield	0%

Restricted Stock Units

Restricted stock units (RSUs) are granted to certain employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest. Activity with respect to the Company's restricted stock units during the three months ended March 31, 2025 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	25,612	$44.90	1.9	$1,183
Restricted stock units granted	156,375	47.77		—
Outstanding as of March 31, 2025	181,987	$47.37	1.8	$3,223
Unvested and expected to vest as of March 31, 2025	181,987	$47.37	1.8	$3,223

As of March 31, 2025, the total unrecognized stock-based compensation expense for RSUs was $8.1 million, which is expected to be recognized over a weighted average period of 2.9 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense relating to its employees and non-employee directors is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$1,183	$193
Research and development	920	128
Total stock-based compensation	$2,103	$321

The Company records compensation expense for options with service based vesting conditions on a straight-line basis over the vesting period.

9. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(15,906)	$(15,221)
Denominator:
Weighted-average common shares outstanding, basic and diluted	17,157,661	1,387,303
Net loss per share, basic and diluted	$(0.93)	$(10.97)

The following shares of potentially diluted securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2025	2024
Convertible preferred stock (as converted to common stock)	—	3,647,675
Options to purchase common stock	1,823,123	990,547
Unvested restricted stock units and common stock	181,987	11,524
SAFEs (as converted to common stock)	—	1,470,839
	2,005,110	6,120,585

10. License agreements

Harvard Agreement

In July 2020, Legacy Tectonic entered into an agreement with the President and Fellows of Harvard College (“Harvard”), for an option fee in the low five digits, whereby Harvard granted Legacy Tectonic an exclusive option to negotiate a worldwide, exclusive, royalty-bearing license under Harvard’s interest in the patent rights covering certain technology that was developed by Harvard. In October 2021, Legacy Tectonic exercised the option and on February 10, 2022, entered into a license agreement (“License Agreement”) with Harvard to conduct research and development activities using certain materials, technology and patent rights owned by Harvard, with the intent to develop, obtain regulatory approval for, and commercialize products. The License Agreement will remain in effect until the expiration of the last valid claim within the patent rights covering a product developed under the License Agreement or the termination of the License Agreement. The Company paid Harvard a one-time license fee and issued shares of common stock as consideration for the License Agreement.

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (3) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. The Company incurred expense of $0.1 million related to the License Agreement during the each of the three month periods ended March 31, 2025 and 2024. No amounts were due to Harvard related to the License Agreement as of March 31, 2025 and December 31, 2024, respectively.

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into contractual agreements with various suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination.

The Company has lease obligations including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases. The leases expire at various times through 2027. Minimum lease payments as of March 31, 2025 are $2.2 million in 2025, $0.5 million in 2026, and $0.1 million in 2027.

The Company is also party to royalty and maintenance based commitments, as described in Note 10, License Agreements.

Contingencies

In connection with the Merger, the Company and its designated rights agent entered into a contingent value rights agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each holder of AVROBIO common stock immediately prior to the closing received a contractual contingent value right (“CVR”) subject to and in accordance with the terms and conditions of the CVR Agreement, representing the contractual right to receive a pro rata portion of any net proceeds, if any, resulting from a disposition of certain AVROBIO intellectual property (including a license of AVROBIO’s pre-closing assets as defined in the CVR Agreement) after the closing and prior to the 18-month anniversary of the closing, received within a 10-year period following the closing; provided that no contingent payment will be payable to any holder of the CVRs until such time as the then-outstanding and undistributed proceeds exceeds $0.4 million in the aggregate. The Company believes that any receipt of payments resulting from the disposition of AVROBIO’s pre-closing assets described in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved within the timeline outlined in the CVR Agreement, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the specific platform and intellectual property and early stage of research and development programs. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of March 31, 2025 and December 31, 2024, no receivables or liabilities were recorded on the condensed consolidated balance sheets relating to such contingent payments.

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

In the normal course of operations, the Company may become involved in various legal proceedings. As of March 31, 2025 and December 31, 2024, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

12. RELATED PARTY TRANSACTIONS

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board (“SAB”) and meets the criteria of a related party. For each of the three months ended March 31, 2025 and 2024, the Company incurred expense of $0.1 million for advisory services provided. There were no amounts due to this related party as of March 31, 2025 and December 31, 2024.

License Agreement

Harvard meets the criteria of a related party resulting from the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Core intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 10, License Agreements.

The Company incurred expense of $0.1 million related to the License Agreement during each of the three month periods ended March 31, 2025 and 2024, respectively. No amounts were due to Harvard related to the License Agreement as of March 31, 2025 and December 31, 2024.

Private Placement

The Company issued shares in connection with the Private Placement at a price of $54.14 per share to accredited individual investors that are either an officer or director of the Company.

13. SEGMENT INFORMATION

The Company operates in one operating segment, and therefore one reportable segment, focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of GPCRs. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer as CODM in evaluating financial performance and deciding how to allocate resources on a consolidated basis. The significant expense categories outlined below align with the segment-level information that is regularly provided to the CODM. When evaluating the Company’s financial performance, the CODM reviews one measure of profitability, net loss, and makes decisions using this information.

No segment asset information is provided below as the CODM is focused on how expenses impact ending cash by period and overall cash runway. Any review of segment assets, which would focus on cash and cash equivalents, would be at the same level as the consolidated balance sheet.

The following table presents the segment net loss and significant segment expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee-related expenses:
Research and development employee-related expenses	$3,164	$3,075
General and administrative employee-related expenses	1,337	1,053

External research and development expenses:
Research and pre-clinical expenses	2,707	2,129
Clinical and development expenses	4,404	4,219
Chemistry, manufacturing, and control expenses	1,484	894

Non-employee-related general and administrative expenses	2,729	900
Other segment items[1]	81	2,951
Net loss	$15,906	$15,221

1 Other segment expenses include stock-based compensation, depreciation and amortization, changes in the fair value of the SAFE liabilities, loss on the issuance of SAFEs, interest income, and interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that are based upon current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

We are also evaluating TX002100 (“TX2100”) as our second development candidate for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to an undisclosed GPCR target (“GPCR3”) which plays a key role in pathogenic angiogenesis. A rodent surrogate of TX2100 demonstrated reduced arteriovenous malformation development and bleeding in an animal model of HHT. A 4-week non-human primate dose-range study with a functionally equivalent precursor to TX2100 showed no treatment-related toxicity observed at doses up to 100 mg/kg. A formulation supporting TX2100 SC dosing has been identified. Both IND enabling NHP GLP toxicology studies and technical development activities to generate GMP drug supply and drug product for TX2100 started in the second quarter of 2025. We expect to initiate a Phase 1 clinical trial for TX2100 in the fourth quarter of 2025 or the first quarter of 2026, subject to the results of IND enabling studies.

Recent Developments

Private Placement

In February 2025, we entered into a securities purchase agreement (the “Private Placement”) pursuant to which we issued an aggregate of 3,689,465 shares of common stock, at a price of $50.00 per share to institutional accredited investors and $54.14 per share to accredited individual investors that are either an officer or director of our Company, in exchange for aggregate consideration of approximately $185.0 million.

Merger with AVROBIO

On June 20, 2024, we completed our previously announced merger transaction in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 (the “Merger Agreement”) with AVROBIO, Inc. (“AVROBIO”), pursuant to which Alpine Merger Subsidiary, Inc., a wholly owned subsidiary of AVROBIO, merged with and into the entity formerly known as Tectonic Therapeutic, Inc., now known as Tectonic Operating Company, Inc. (“Legacy Tectonic”), with Legacy Tectonic continuing as a wholly owned subsidiary of the surviving corporation of AVROBIO (the “Merger”).

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

Interest Income

Interest income primarily consists of interest earned on money market funds, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$13,036	$10,818	$2,218	21%
General and administrative	5,262	2,150	3,112	145%
Total operating expenses	18,298	12,968	5,330	41%
Loss from operations	(18,298)	(12,968)	(5,330)	41%
Other income (expense), net:
Change in fair value of the SAFE liabilities	$—	$(2,075)	2,075	(100%)
Interest income	2,444	256	2,188	855%
Interest expense	(20)	(31)	11	(35%)
Other expense	(32)	(403)	371	(92%)
Total other income (expense), net	2,392	(2,253)	4,645	(206%)
Net loss	$(15,906)	$(15,221)	$(685)	5%

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$4,293	$4,755	$(462)	(10%)
TX2100	2,244	261	1,983	—
Platform development and unallocated expenses:
Employee-related expenses, including stock-based compensation	4,084	3,203	881	28%
External services	217	319	(102)	(32%)
Lab supplies and related expenses	1,024	1,168	(144)	(12%)
Facility related and other expenses, including depreciation	1,174	1,112	62	6%
Total platform development and unallocated expenses	6,499	5,802	697	12%
Total research and development expenses	$13,036	$10,818	$2,218	21%

Total research and development expenses increased $2.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in research and development expense was primarily the result of increased CRO and CDMO costs related to the discovery and development of TX2100.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Employee-related expenses, including stock-based compensation	$2,519	$1,246	$1,273	102%
Professional and consulting expenses	2,129	582	1,547	266%
Facility related and other expenses, including depreciation	614	322	292	91%
Total general and administrative expenses	$5,262	$2,150	$3,112	145%

General and administrative expenses increased $3.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Personnel-related expenses increased $1.3 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in personnel-related expenses was primarily due to an increase in stock-based compensation for newly granted stock-based awards. Professional and consulting fees increased $1.5 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an increase in audit, legal and administrative services to support our operations as a public company.

Other Income, Net

Interest Income

Interest income increased by $2.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in cash and cash equivalents as a result of the Merger and Private Placement.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations with proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, the Merger, and sale of common stock. In February 2025, we sold shares of our common stock under a securities purchase agreement in exchange for gross proceeds of approximately $185.0 million. As of March 31, 2025, we had $306.2 million in cash and cash equivalents and an accumulated deficit of $164.5 million. Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at December 31, 2024 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(13,083)	$(9,273)
Net cash used in investing activities	(27)	(4)
Net cash provided by (used in) financing activities	178,122	(668)
Effect of exchange rate changes on cash and cash equivalents	(5)	(76)
Net increase (decrease) in cash, cash equivalents and restricted cash	$165,007	$(10,021)

Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $13.1 million. Cash used in operating activities was primarily used to fund our operations to develop our product candidates resulting in a net loss of $15.9 million partially offset by non-cash charges of $3.0 million related to stock-based compensation expense, depreciation and amortization expense and lease expense.

During the three months ended March 31, 2024, cash used in operating activities was $9.3 million. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $15.2 million, and changes in our operating assets and liabilities of $2.9 million, partially offset by non-cash charges of $3.1 million related to the change in the fair value of the SAFE liabilities, depreciation and amortization expense, stock-based compensation expense, and lease expense. The increase in operating assets and liabilities relates to accrued expenses, timing of vendor payments, and timing of lease repayments.

Investing Activities

During the three months ended March 31, 2025 and 2024, net cash used in investing activities was nominal and related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $178.1 million, primarily due to net proceeds of $177.3 million from the sale of shares pursuant to the Private Placement and $1.0 million in proceeds from the exercise of stock options. Net cash used in financing activities during the three months ended March 31, 2024 was primarily due to the payment of $0.6 million of deferred offering costs related to the Merger.

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

We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations & Commitments

We have entered into license agreements under which we are obligated to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. Generally, the timing or likelihood of achieving these milestones or generating future product sales are not determinable. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 11, Commitments and Contingencies, and to our consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

We have lease obligations including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases. The leases expire at various times through 2027. Minimum lease payments as of March 31, 2025 are $2.2 million in 2025, $0.5 million in 2026, and $0.1 million in 2027. The commitment amounts are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Such amounts do not include obligations under agreements that we can cancel without a significant penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is to market risk related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of March 31, 2025, we had cash and cash equivalents of $306.2 million, which consisted of cash and interest-bearing money market funds. As of March 31, 2025, we had an operating lease liability and a finance lease liability of $1.9 million and $0.8 million, respectively. Interest income and expenses are sensitive to changes in the general level of interest rates. However, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in the Company's common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that were filed and will be filed with the SEC, in evaluating the Company and its business. Additional risks and uncertainties not presently known to or that are currently seen as immaterial may also harm Company's business. If any of these risks occur, business, growth prospects, operating results and financial condition could be materially and adversely affected, the trading price of the Company's common stock could decline, and investors could lose part or all of their investment.

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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. We also completed the Merger in June 2024 and have been operating under this structure for only a short time. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2025 and 2024, we reported a net loss of $15.9 million and $15.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $164.5 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, TX45, along with any future product candidates we may develop.

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

As of March 31, 2025, we had $306.2 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of our consolidated financial statements included in this Quarterly Report, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Market volatility resulting from geopolitical and economic instability, including the conflicts between Russia and Ukraine and in the Middle East, current international trade and regulatory environment uncertainty or other factors could also adversely impact our ability to access capital as and when needed. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or product candidates or we may be unable to take advantage of future business opportunities.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with our protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. Any delays related to patient enrollment could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

•
location of trial sites in Eastern Europe for the Phase 1b and Phase II trials with their proximity to the conflict between Russia and the Ukraine;
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

Even if we receive regulatory approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with such product candidate.

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

Due to our limited resources and access to capital, we prioritize development of certain product candidates over other potential product candidates. These decisions may prove to have been wrong and may adversely affect our ability to develop our own programs, our attractiveness as a commercial partner and may ultimately have an impact on our commercial success.

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

We may decide to establish our own sales and marketing capabilities and promote our product candidates if and when regulatory approval has been obtained in the United States or in other jurisdictions. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. Even if we establish sales and marketing capabilities, we may fail to launch our products effectively or to market our products effectively since we have no experience in the sales and marketing of biotechnology products. In addition, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. In the event that any such launch is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products on our own include:

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA

Such reforms could have an adverse effect on anticipated revenue from TX45 and any potential future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Our business could be materially and adversely affected in the future by political unrest in China.

We are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China, because our key manufacturer and supplier for TX45 is located in China. For example, trade tensions between the United States and China have been escalating in recent years. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, in April 2025, the U.S. government announced a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, on all U.S. imports. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels and application of such tariffs and the extent to which other countries impose retaliatory tariffs. In addition, these newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our supplier may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the House of Representatives of the prior Congress (the 118thCongress) passed the BIOSECURE Act, which proposed targeting U.S. government contracts, grants, and loans for entities that use biotechnology equipment or services from certain named Chinese biotechnology companies, and potentially additional Chinese biotechnology companies designated in the future. The language of the proposed BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern.” The version of the bill passed by the prior House of Representatives included a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. If these bills become law, or similar laws are passed, they could severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States. For example, WuXi Biologics manufactured TX45 for use in our Phase 1a, Phase 1b and the recently initiated Phase 2 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of TX45.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

The strength of patents in the biotechnology field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents are successfully issued, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around its claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, we could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which has and will continue to significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, it is still developing its case law, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

If we fail to comply with our obligations under our patent licenses with a third party, we could lose license rights that are important to our business.

We are a party license agreements pursuant to which we in-license key patent and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

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

In addition, courts outside the United States are sometimes less willing to protect proprietary information. If we choose to go to court to stop a third party from using any of our proprietary information, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and techniques, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to, or disclose, our technology.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its intellectual property rights to us, which it is not required to do;
•
if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for its products;
•
redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time; and
•
some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. Many states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. For example, the California Consumer Rights Act (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”) applies to personal information data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain rights concerning their personal data. The CCPA provides fines for noncompliance and a limited private right of action in connection with certain data breaches. While the CCPA and other state privacy laws contain an exemption for certain personal information processed in connection with clinical trials, , these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third party litigation and regulatory investigations, enforcement, fines, and penalties.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Pursuant to the Subscription Agreement, we filed a resale shelf registration statement covering the resale of up to an aggregate of 2,969,583 shares of our common stock, which was declared effective on July 30, 2024. In addition, in connection with the private placement we completed in February 2025 (the “Private Placement”), we intend to file a resale shelf registration statement covering the resale of up to an aggregate of 3,689,465 shares of our common stock. Given the substantial number of shares available for resale, the sale of shares by such stockholders, or the perception in the market that the stockholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

In addition, certain of our shares are subject to lock-up agreements in connection with the Private Placement. Following the expiration of these lock-up agreements, the relevant stockholders will not be restricted from selling shares our common stock held by them, other than by applicable securities laws. Stockholders not subject to these lock-up agreements will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. Common stock that is issued in connection with stock options and restricted stock units will also become eligible for sale in the public market, to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any legal or contractual restrictions on resale lapse, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Based on the number of shares outstanding as of March 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 63% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, the following officers of the Company adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and all of which were intended to satisfy Rule 10b5-1(c):

•
On February 18, 2025, Peter McNamara, our Chief Scientific Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 24,188 shares of common stock vested under outstanding stock options and RSUs. The plan will expire on December 31, 2025, subject to early termination for certain specified events set forth in the plan.

Except as set forth above, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K, during the three months ended March 31, 2025.

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

TECTONIC THERAPEUTIC, INC.

Date: May 8, 2025	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)