Form 10-Q
period 2025-06-30
Tectonic Therapeutic, Inc.
filed 2025-08-07
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 18,712,128 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3.	Defaults Upon Senior Securities	77
Item 4.	Mine Safety Disclosures	77
Item 5.	Other Information	77
Item 6.	Exhibits	78
	Signatures	79

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$287,381	$141,239
Prepaid expenses and other current assets	3,467	5,618
Total current assets	290,848	146,857
Property and equipment, net	1,683	2,151
Finance right-of-use assets, net	707	919
Operating right-of-use assets	1,201	2,235
Restricted cash	587	587
Other assets	287	156
Total assets	$295,313	$152,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,804	$976
Accrued expenses and other current liabilities	6,800	7,850
Operating lease liability	1,306	2,295
Finance lease liability	451	489
Total current liabilities	11,361	11,610
Operating lease liability, non-current	—	132
Finance lease liability, non-current	186	387
Total liabilities	11,547	12,129
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 18,712,138 and 14,856,309 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	468,289	289,351
Accumulated other comprehensive income	(49)	9
Accumulated deficit	(184,476)	(148,586)
Total stockholders’ equity	283,766	140,776
Total liabilities and stockholders’ equity	$295,313	$152,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$17,185	$7,074	$30,221	$17,892
General and administrative	5,147	4,347	10,409	6,497
Total operating expenses	22,332	11,421	40,630	24,389
Loss from operations	(22,332)	(11,421)	(40,630)	(24,389)
Other income (expense), net:
Change in fair value of SAFE liabilities	—	(1,535)	—	(3,610)
Interest income	3,389	318	5,833	574
Interest expense	(17)	(28)	(37)	(59)
Other expense	(48)	(5)	(80)	(408)
Total other income (expense), net	3,324	(1,250)	5,716	(3,503)
Loss before income tax	(19,008)	(12,671)	(34,914)	(27,892)
Income tax expense	(976)	—	(976)	—
Net loss	(19,984)	(12,671)	(35,890)	(27,892)
Other comprehensive loss:
Foreign currency translation adjustment	(51)	(8)	(58)	(50)
Comprehensive loss	$(20,035)	$(12,679)	$(35,948)	$(27,942)
Net loss per share, basic and diluted	$(1.07)	$(4.34)	$(2.00)	$(12.97)
Weighted-average common shares outstanding, basic and diluted	18,680,042	2,919,872	17,923,056	2,150,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2024	6,825,483	$80,627	2,634,246	$—	$5,979	$(11)	$(90,604)	$(84,636)
Retroactive application of reverse recapitalization	(3,177,808)	—	(1,226,493)	—	—	—	—	$—
Adjusted balance, beginning of period	3,647,675	80,627	1,407,753	—	5,979	(11)	(90,604)	(84,636)
Exercise of stock options	—	—	1,535	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	321	—	—	321
Foreign currency translation adjustment	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(15,221)	(15,221)
Balance as of March 31, 2024	3,647,675	$80,627	1,409,288	$—	$6,304	$(53)	$(105,825)	$(99,574)
Conversion of convertible preferred stock into common stock in connection with the Merger	(3,647,675)	(80,627)	3,647,675	—	80,627	—	—	80,627
Exercise of stock options	—	—	265,165	—	644	—	—	644
Stock-based compensation expense	—	—	—	—	403	—	—	403
Issuance of common stock to related party investors upon redemption of the SAFEs	—	—	1,470,839	—	34,125	—	—	34,125
Issuance of common stock under subscription agreement, net of offering costs of $2,000	—	—	4,163,606	1	94,600	—	—	94,601
Issuance of common stock upon the Merger, net of transaction costs of $9,937	—	—	3,777,709	1	68,219	—	—	68,220
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—		(12,671)	(12,671)
Balance as of June 30, 2024	—	$—	14,734,282	$2	$284,922	$(61)	$(118,496)	$166,367

Balance as of January 1, 2025	—	$—	14,856,309	$2	$289,351	$9	$(148,586)	$140,776
Exercise of stock options	—	—	125,455	—	972	—	—	972
Stock-based compensation expense	—	—	—	—	2,103	—	—	2,103
Issuance of common stock in connection with the private placement, net of offering costs of $11,928	—	—	3,689,465	—	173,098	—	—	173,098
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(15,906)	(15,906)
Balance as of March 31, 2025	—	$—	18,671,229	$2	$465,524	$2	$(164,492)	$301,036
Exercise of stock options	—	—	38,838	—	194	—	—	194
Issuance of common stock upon vesting of restricted stock units	—	—	2,071	—	(17)	—	—	(17)
Stock-based compensation expense	—	—	—	—	2,588	—	—	2,588
Foreign currency translation adjustment	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	(19,984)	(19,984)
Balance as of June 30, 2025	—	$—	18,712,138	$2	$468,289	$(49)	$(184,476)	$283,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,890)	$(27,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	700	713
Stock-based compensation expense	4,691	724
Loss on sale of property and equipment	60	—
Reduction in the carrying amount of the operating right-of-use assets	1,035	595
Change in fair value of SAFE liabilities	—	3,610
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,151	(252)
Other non-current assets	8	422
Accounts payable	1,721	(70)
Accrued expenses and other current liabilities	(1,157)	153
Operating lease liabilities	(1,121)	(658)
Net cash used in operating activities	(27,802)	(22,655)
Cash flows from investing activities:
Purchase of property and equipment	(27)	—
Proceeds from the sale of property and equipment	55	—
Net cash provided by investing activities	28	—
Cash flows from financing activities:
Proceeds from the private placement, net of offering costs of $11,928	173,098	—
Proceeds from the Subscription Agreement, net of offering costs of $2,000	—	94,600
Cash acquired in connection with the Merger, net of transaction costs of $1,168	—	84,062
Proceeds from exercise of stock options	1,166	648
Payment of withholding taxes related to stock-based compensation	(17)
Payment of deferred offering costs	(55)	—
Repayment of finance lease obligations	(239)	(240)
Net cash provided by financing activities	173,953	179,070
Effect of exchange rate changes on cash and cash equivalents	(37)	(60)
Net increase in cash and cash equivalents and restricted cash	146,142	156,355
Cash and cash equivalents and restricted cash as of beginning of period	141,826	29,356
Cash and cash equivalents and restricted cash as of end of period	$287,968	$185,711
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$287,381	$185,124
Restricted cash	587	587
Total cash, cash equivalents and restricted cash	$287,968	$185,711
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment included in accounts payable	$107	$—
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses and other current liabilities	$86	$—
Merger transaction costs included in accounts payable and accrued expenses and other current liabilities	$—	$8,769
Conversion of SAFEs to Common Stock	$—	$34,125
Conversion of Convertible Preferred Stock to Common Stock	$—	$80,627

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

Private Placement

In February 2025, the Company entered into a securities purchase agreement (the “Private Placement”) pursuant to which the Company issued an aggregate of 3,689,465 shares of common stock, at a price of $50.00 per share to institutional accredited investors and $54.14 per share to individual accredited investors that are either an officer or director of the Company. The net proceeds from the Private Placement were approximately $173.1 million.

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $20.0 million and $35.9 million for the three and six months ended June 30, 2025, respectively, and had an accumulated deficit of $184.5 million as of June 30, 2025. The Company has financed its operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, SAFEs and the Merger. In February 2025, the Company sold shares of its common stock under a securities purchase agreement in exchange for net proceeds of approximately $173.1 million. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $287.4 million as of June 30, 2025. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the issuance date of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, which is included in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”)

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2024, which is included in our 2024 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2025.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its chief executive officer, who reviews financial information on a consolidated basis for the purpose of making operating decisions, assessing financial performance and allocating resources. The Company has one reportable segment and manages its operations on a consolidated basis for the purposes of assessing performance and making operating decisions. See Note 12, Segment Information, for additional information regarding the Company’s segment information.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain income statement captions within the footnotes to the financial statements. ASU 2025-01 requires adoption of the amendments of ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-03 on its financial statements.

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

l

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$286,141	$—	$—	$286,141
Total assets	$286,141	$—	$—	$286,141

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$139,610	$—	$—	$139,610
Total assets	$139,610	$—	$—	$139,610

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical assets.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$4,402	$4,590
Office equipment, furniture and fixtures	281	281
Leasehold improvements	25	25
Construction in progress	107	—
	4,815	4,896
Less: accumulated depreciation	(3,132)	(2,745)
Property and equipment, net	$1,683	$2,151

Depreciation expense was $0.2 million and $0.3 million during the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.5 million during the six months ended June 30, 2025 and 2024, respectively, and is primarily attributable to research and development activities.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation and related expenses	$2,364	$3,585
Accrued research and development expenses	2,989	2,787
Accrued professional fees and other expenses	1,447	1,478
Total accrued expenses and other current liabilities	$6,800	$7,850

6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of June 30, 2025, no dividends have been declared.

The Company reserved common stock for future issuance as follows:

	June 30, 2025	December 31, 2024
Outstanding options to purchase common stock	1,835,742	1,626,841
Unvested restricted stock units	193,628	25,612
Equity awards available for future issuance under the 2024 Equity Incentive Plan	1,135,892	976,082
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	295,906	147,343
	3,461,168	2,775,878

7. EQUITY INCENTIVE PLANS

2019 Equity Incentive Plan

The Legacy Tectonic 2019 Equity Incentive Plan (the “2019 Plan”) provides employees, consultants and advisors and non-employee members of the Board of Directors with the opportunity to receive grants of stock options, stock awards and equity awards. Following the effectiveness of the 2024 Equity Incentive Plan as described below, no further grants will be made under the 2019 Plan; however, any outstanding equity awards granted under the 2019 Plan will continue to be governed by the terms of the 2019 Plan.

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

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective upon completion of the Merger. The 2024 ESPP initially provided for the issuance of up to 147,343 shares of common stock. Effective January 1, 2025, in connection with an evergreen provision contained in the ESPP, an additional 148,563 shares of common stock were reserved for issuance under the ESPP. No offering periods under the 2024 ESPP had been initiated as of June 30, 2025.

Stock Options

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the six months ended June 30, 2025 (in thousands except share, contractual term and per share amounts):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,534,361	$12.49	8.2	$2,276
Options granted	420,213	41.73
Options exercised	(93,078)	2.87		2,856
Options forfeited and expired	(25,754)	12.94
Outstanding as of June 30, 2025	1,835,742	$19.66	8.6	$10,804
Options vested and exercisable as of June 30, 2025	608,720	$10.09	7.6	$6,740
Options vested and expected to vest as of June 30, 2025	1,835,742	$19.66	8.6	$10,804

The following table summarizes the stock option activity for the options that were assumed from AVROBIO upon the Merger for the six months ended June 30, 2025 (in thousands except share, contractual term and per share amounts):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	92,480	$22.69	1.1	$2,903
Options exercised	(71,215)	12.61		2,099
Options forfeited and expired	(21,265)	56.44
Outstanding as of June 30, 2025	—	$—	—	$—
Options vested and exercisable as of June 30, 2025	—	$—	—	$—
Options vested and expected to vest as of June 30, 2025	—	$—	—	$—

During the six months ended June 30, 2025 and 2024, the Company granted options with a weighted-average grant-date fair value of $34.44 and $13.95, respectively. As of June 30, 2025, the total unrecognized stock-based compensation expense for stock options was $24.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes the assumptions used for estimated the fair value of stock options granted under the Black-Scholes-Merton option pricing model:

	Six Months Ended June 30,
	2025	2024
Expected term (in years)	5.5 - 6.25	6.25
Expected volatility	102.6% - 103.1%	104.0%
Risk-free interest rate	3.92% - 4.43%	4.26%
Expected dividend yield	0%	0%

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to certain employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until the RSUs vest. Activity with respect to the Company's restricted stock units during the six months ended June 30, 2025 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	25,612	$44.90	1.9	$1,183
Restricted stock units granted	172,632	44.96		—
Restricted stock units vested	(2,930)	51.28
Restricted stock units forfeited	(1,686)	48.01
Outstanding as of June 30, 2025	193,628	$44.83	1.6	$3,847
Unvested and expected to vest as of June 30, 2025	193,628	$44.83	1.6	$3,847

As of June 30, 2025, the total unrecognized stock-based compensation expense for RSUs was $7.6 million, which is expected to be recognized over a weighted average period of 2.6 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense relating to its employees and non-employee directors is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$1,430	$228	$2,613	$421
Research and development	1,158	175	2,078	303
Total stock-based compensation	$2,588	$403	$4,691	$724

The Company records compensation expense for options and RSUs with service based vesting conditions on a straight-line basis over the vesting period.

8. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(19,984)	$(12,671)	$(35,890)	$(27,892)
Denominator:
Weighted-average common shares outstanding, basic and diluted	18,680,042	2,919,872	17,923,056	2,150,160
Net loss per share, basic and diluted	$(1.07)	$(4.34)	$(2.00)	$(12.97)

The following shares of potentially diluted securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2025	2024
Outstanding options to purchase common stock	1,835,742	1,944,086
Unvested restricted stock units and common stock	193,628	11,447
	2,029,370	1,955,533

9. License agreements

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

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (3) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. The Company incurred expense of $0.1 million related to the License Agreement during each of the three and six month periods ended June 30, 2025 and 2024. No amounts were due to Harvard related to the License Agreement as of June 30, 2025 and December 31, 2024, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company enters into contractual agreements with various suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination.

The Company has lease obligations including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases. The leases expire at various times through 2027. Minimum lease payments as of June 30, 2025 are $1.5 million in 2025, $0.5 million in 2026, and $0.1 million in 2027.

The Company is also party to milestone, royalty and maintenance based commitments, as described in Note 9, License Agreements.

Contingencies

In connection with the Merger, the Company and its designated rights agent entered into a contingent value rights agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each holder of AVROBIO common stock immediately prior to the closing received a contractual contingent value right (“CVR”) subject to and in accordance with the terms and conditions of the CVR Agreement, representing the contractual right to receive a pro rata portion of any net proceeds, if any, resulting from a disposition of certain AVROBIO intellectual property (including a license of AVROBIO’s pre-closing assets as defined in the CVR Agreement) after the closing and prior to the 18-month anniversary of the closing, received within a 10-year period following the closing; provided that no contingent payment will be payable to any holder of the CVRs until such time as the then-outstanding and undistributed proceeds exceeds $0.4 million in the aggregate. The Company believes that any receipt of payments resulting from the disposition of AVROBIO’s pre-closing assets described in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved within the timeline outlined in the CVR Agreement, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the specific platform and intellectual property and early stage of research and development programs. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of June 30, 2025 and December 31, 2024, no receivables or liabilities were recorded on the condensed consolidated balance sheets relating to such contingent payments.

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

In the normal course of operations, the Company may become involved in various legal proceedings. As of June 30, 2025 and December 31, 2024, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

11. RELATED PARTY TRANSACTIONS

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board (“SAB”) and meets the criteria of a related party. For each of the three and six month periods ended June 30, 2025 and 2024, the Company incurred expense of less than $0.1 million for advisory services provided. There were no amounts due to this related party as of June 30, 2025 and December 31, 2024.

License Agreement

Harvard meets the criteria of a related party resulting from the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Core intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 9, License Agreements.

The Company incurred expense of $0.1 million related to the License Agreement during each of the three and six month periods ended June 30, 2025 and 2024, respectively. No amounts were due to Harvard related to the License Agreement as of June 30, 2025 and December 31, 2024.

Private Placement

The Company issued shares in connection with the Private Placement at a price of $54.14 per share to accredited individual investors that are either an officer or director of the Company.

12. SEGMENT INFORMATION

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

The following table presents the segment net loss and significant segment expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee-related expenses:
Research and development employee-related expenses	$3,159	$2,589	$6,323	$5,664
General and administrative employee-related expenses	1,518	1,314	2,855	2,367

External research and development expenses:
Research and pre-clinical expenses	2,934	2,237	5,641	4,366
Clinical and development expenses	5,692	1,278	10,096	5,497
Chemistry, manufacturing, and control expenses	3,847	421	5,331	1,315

Non-employee-related general and administrative expenses	2,185	2,804	4,914	3,704
Other segment items[1]	649	2,028	730	4,979
Net loss	$19,984	$12,671	$35,890	$27,892

1 Other segment expenses include stock-based compensation, depreciation and amortization, changes in the fair value of the SAFE liabilities, loss on the issuance of SAFEs, income tax expense, interest income, and interest expense.

13. SUBSEQUENT EVENTS

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing these impacts on its consolidated financial statements.

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

Our lead asset, TX45, is an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone, relaxin. We are currently evaluating TX45 in a Phase 1b Part B hemodynamic clinical trial and in the APEX Phase 2 clinical trial.

In September 2024, we announced favorable results from a Phase 1a clinical trial evaluating safety, tolerability and pharmacokinetic (“PK”) and pharmacodynamic (“PD”) properties for TX45. In this clinical trial, TX45 was well-tolerated with no drug-related severe adverse events, no observed immunogenicity and demonstrated a favorable PK/PD relationship. Renal plasma flow was measured in each patient at several time points as a PD marker. This data was used to develop an exposure-response model which enabled the selection of doses for the APEX Phase 2 clinical trial.

In May 2025, we announced the complete results from Part A of the Phase 1b hemodynamic clinical trial of TX45 in subjects with Group 2 Pulmonary Hypertension (“PH”) in Heart Failure with Preserved Ejection Fraction (“HFpEF”), known as PH-HFpEF. Part A of the TX45 Phase 1b clinical trial was a single dose IV, open-label clinical trial evaluating the safety, tolerability and hemodynamic effects of TX45 over an 8-hour period in subjects with PH-HFpEF. The complete data from Part A confirmed the tolerability and hemodynamic effects of TX45 in subjects with PH-HFpEF previously reported in the interim data in January 2025. Based on the complete dataset, TX45 was well-tolerated in subjects with PH-HFpEF with no serious or severe adverse events. In the overall study population of the complete dataset, TX45 achieved a 19.0% reduction in pulmonary capillary wedge pressure (“PCWP”), an endpoint reported to correlate with exercise capacity, morbidity and mortality in patients with heart failure, and an 18.5% improvement in cardiac output. In the subpopulation with combined pre- and post-capillary pulmonary hypertension (“CpcPH”) who have an elevated Pulmonary Vascular Resistance (“PVR”) and more severe disease, TX45 demonstrated >30% reduction in PVR, which along with PCWP is correlated to exercise capacity and mortality in this patient population.

The ongoing Part B of the Phase 1b clinical trial has a similar design as the Phase 1b Part A, assessing hemodynamic effects of TX45 but is being conducted in subjects with Group 2 Pulmonary Hypertension in Heart Failure with reduced Ejection Fraction (“PH-HFrEF”). Enrollment in Part B has been completed and topline results are expected early in the fourth quarter of 2025.

The ongoing APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy of TX45 administered subcutaneously (“SC”) in subjects with PH-HFpEF, enriched for CpcPH. We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. Subjects are being randomized to 300 mg SC (2 ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. We expect topline results from the APEX clinical trial in 2026.

In 2026, we plan to initiate a 16-week, open label, repeat dose, Phase 2 clinical trial to evaluate TX45’s safety and hemodynamic effects in approximately 20 subjects with PH associated with Interstitial Lung Disease (“ILD”), known as PH-ILD (Group 3 PH). PH-ILD is an orphan disease with limited treatment options and a high mortality rate. We believe TX45’s mechanism is well suited to PH-ILD’s disease pathophysiology because of its pulmonary vasodilation, anti-inflammatory, remodeling and anti-fibrotic activity. In patients with PH-ILD, elevation in PVR and mean pulmonary arterial pressure

(“mPAP”) has been associated with increased mortality. The TX45 PH-ILD Phase 2 trial is being initiated to evaluate TX45 300 mg every two weeks subcutaneous administration in PH-ILD subjects, a primary efficacy endpoint of change from baseline in PVR at Week 16.

We are also evaluating TX002100 (“TX2100”) as our second development candidate for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to an undisclosed GPCR target (“GPCR3”) which plays a key role in pathogenic angiogenesis. A rodent surrogate of TX2100 demonstrated reduced arteriovenous malformation development and bleeding in an animal model of HHT. A 4-week non-human primate dose-range study with a functionally equivalent precursor to TX2100 showed no treatment-related toxicity observed at doses up to 100 mg/kg. A formulation supporting TX2100 SC dosing has been identified. Both IND-enabling NHP GLP toxicology studies and technical development activities to generate GMP drug supply and drug product for TX2100 started in the second quarter of 2025. We expect to initiate a Phase 1 clinical trial in healthy volunteers for TX2100 in the first quarter of 2026 subject to the conclusion of IND-enabling studies. In addition, subject to positive Phase 1 data, we plan to initiate a Phase 2 clinical trial for TX2100 in early 2027.

Recent Developments

Private Placement

In February 2025, we entered into a securities purchase agreement (the “Private Placement”) pursuant to which we issued an aggregate of 3,689,465 shares of common stock, at a price of $50.00 per share to institutional accredited investors and $54.14 per share to accredited individual investors that are either an officer or director of our Company. The net proceeds from the Private Placement were approximately $173.1 million.

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

Costs that are deployed across multiple internal programs, including programs aimed at the discovery and development of potential therapies for fibrotic and other diseases, and our platform technology and are not directly attributable to any single program are not allocated to any single program and, as such, are not separately classified. These costs include multi-program employee-related costs, cross-program payments made under third-party licensing agreements, costs of laboratory supplies and facilities expenses, including rent, depreciation and other indirect costs, the costs of our discovery efforts and projects, and other expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries and bonuses, related benefits and stock-based compensation expense, for our personnel in executive, legal, accounting, human resources, information technology, and other administrative functions. General and administrative expenses also include legal fees relating to patents and corporate matters, professional fees paid for accounting, auditing, consulting and tax services, insurance, travel expenses, office and information technology costs, and facilities and utilities comprised of depreciation and other expenses.

We anticipate that our general and administrative expenses will increase in the future as we expect to incur increased accounting, audit, information technology, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

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

Income Tax Expense

During the three and six months ended June 30, 2025, the Company recorded a tax expense of approximately $0.9 million related to the dissolution of its wholly owned Australian subsidiary, Tectonic Therapeutic Pty Ltd. This entity is being dissolved as part of a broader corporate initiative intended to streamline operations and reduce administrative costs. The dissolution triggered a taxable event under Australian tax law due to the deemed disposition of certain assets at fair market value. As a result, the Company recognized a tax liability based on the difference between the carrying amount of these assets for financial reporting purposes and their tax basis. The dissolution does not have a significant impact on the Company’s effective tax rate for the period, but it did result in a discrete item within the quarter. The Company does not expect material ongoing tax consequences from this dissolution.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$17,185	$7,074	$10,111	143%
General and administrative	5,147	4,347	800	18%
Total operating expenses	22,332	11,421	10,911	96%
Loss from operations	(22,332)	(11,421)	(10,911)	96%
Other income (expense), net:
Change in fair value of the SAFE liabilities	$—	$(1,535)	1,535	(100%)
Interest income	3,389	318	3,071	966%
Interest expense	(17)	(28)	11	(39%)
Other expense	(48)	(5)	(43)	860%
Total other income (expense), net	3,324	(1,250)	4,574	(366%)
Loss before income tax	$(19,008)	$(12,671)	$(6,337)	50%

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$5,587	$1,395	$4,192	301%
TX2100	4,906	487	4,419	907%
Platform development and unallocated expenses:
Employee-related expenses, including stock-based compensation	4,316	2,763	1,553	56%
External services	229	356	(127)	(36%)
Lab supplies and related expenses	904	1,014	(110)	(11%)
Facility related and other expenses, including depreciation	1,243	1,059	184	17%
Total platform development and unallocated expenses	6,692	5,192	1,500	29%
Total research and development expenses	$17,185	$7,074	$10,111	143%

Total research and development expenses increased $10.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in research and development expense was primarily the result of increased

CRO and CDMO costs related to the Phase 1b and Phase 2 clinical trials for TX-45 and the discovery, development and manufacturing of TX2100.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Employee-related expenses, including stock-based compensation	$2,948	$1,543	$1,405	91%
Professional and consulting expenses	1,828	2,475	(647)	-26%
Facility related and other expenses, including depreciation	371	329	42	13%
Total general and administrative expenses	$5,147	$4,347	$800	18%

General and administrative expenses increased $0.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Employee-related expenses increased $1.4 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in employee-related expenses was primarily due to an increase in stock-based compensation for newly granted stock-based awards. Professional and consulting fees decreased $0.6 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to a decrease in expenses related to legal activities in the current period.

Other Income, Net

Interest Income

Interest income increased $3.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in cash and cash equivalents as a result of the Merger and Private Placement.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

Operating Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$30,221	$17,892	$12,329	69%
General and administrative	10,409	6,497	3,912	60%
Total operating expenses	40,630	24,389	16,241	67%
Loss from operations	(40,630)	(24,389)	(16,241)	67%
Other income (expense), net:
Change in fair value of the SAFE liabilities	$—	$(3,610)	3,610	(100%)
Interest income	5,833	574	5,259	916%
Interest expense	(37)	(59)	22	(37%)
Other expense	(80)	(408)	328	(80%)
Total other income (expense), net	5,716	(3,503)	9,219	(263%)
Loss before income tax	$(34,914)	$(27,892)	$(7,022)	25%

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$9,880	$6,150	$3,730	61%
TX2100	7,150	748	6,402	856%
Platform development and unallocated expenses:
Employee-related expenses, including stock-based compensation	8,400	5,966	2,434	41%
External services	445	675	(230)	(34%)
Lab supplies and related expenses	1,929	2,182	(253)	(12%)
Facility related and other expenses, including depreciation	2,417	2,171	246	11%
Total platform development and unallocated expenses	13,191	10,994	2,197	20%
Total research and development expenses	$30,221	$17,892	$12,329	69%

Total research and development expenses increased $12.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in research and development expense was primarily the result of increased CRO and CDMO costs related to the Phase 1b and Phase 2 clinical trials for TX-45 and the discovery, development and manufacturing of TX2100. Employee-related expenses increased $2.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in employee-related expenses was primarily due to an increase in stock-based compensation for newly granted stock-based awards.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Employee-related expenses, including stock-based compensation	$5,468	$2,789	$2,679	96%
Professional and consulting expenses	4,157	2,774	1,383	50%
Facility related and other expenses, including depreciation	784	934	(150)	-16%
Total general and administrative expenses	$10,409	$6,497	$3,912	60%

General and administrative expenses increased $3.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Employee-related expenses increased $2.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in employee-related expenses was primarily due to an increase in stock-based compensation for newly granted stock-based awards. Professional and consulting fees increased $1.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to an increase in audit, legal and administrative services to support our operations as a public company.

Other Income, Net

Interest Income

Interest income increased $5.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in cash and cash equivalents as a result of the Merger and Private Placement.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations with proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, the Merger, and sale of common stock. In February 2025, we sold shares of our common stock in the Private Placement. The net proceeds from the Private Placement were approximately $173.1 million. As of June 30, 2025, we had $287.4 million in cash and cash equivalents and an accumulated deficit of $184.5 million. Based on our current business plans, management believes that our cash and cash equivalents on hand at June 30, 2025 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(27,802)	$(22,655)
Net cash provided by investing activities	28	—
Net cash provided by financing activities	173,953	179,070
Effect of exchange rate changes on cash and cash equivalents	(37)	(60)
Net increase in cash, cash equivalents and restricted cash	$146,142	$156,355

Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $27.8 million. Cash used in operating activities was primarily used to fund our operations to develop our product candidates resulting in a net loss of $35.9 million partially offset by non-cash charges of $6.5 million and $1.6 million of changes in operating assets and liabilities related to the timing of the vendor payments.

During the six months ended June 30, 2024, cash used in operating activities was $22.7 million. Cash used in operating activities was primarily used to fund our operations to develop our product candidates resulting in a net loss of $27.9 million, and changes in our operating assets and liabilities of $0.4 million, partially offset by non-cash charges of $5.6 million related to the change in the fair value of the SAFE liabilities, depreciation and amortization expense, stock-based compensation expense, and lease expense. The increase in operating assets and liabilities relates to accrued expenses, timing of vendor payments, and timing of lease repayments.

Investing Activities

During the six months ended June 30, 2025 and 2024, net cash provided by investing activities was nominal and related to the purchase and sale of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $174.0 million, primarily due to net proceeds of $173.1 million from the sale of shares pursuant to the Private Placement and $1.2 million in proceeds from the exercise of stock options.

Net cash provided by financing activities during the six months ended June 30, 2024 was $179.1 million, primarily due to net proceeds of $94.6 million from the sale of shares pursuant to the Subscription Agreement, $84.1 million of cash acquired in connection with the Merger, net of transaction costs, and $0.6 million in proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates including our lead product candidates TX45 and TX2100. In addition, if we obtain marketing approval for TX45, TX2100 or any of our other product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Contractual Obligations & Commitments

We have entered into license agreements under which we are obligated to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. Generally, the timing or likelihood of achieving these milestones or generating future product sales are not determinable. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 10, Commitments and Contingencies, and to our consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

We have lease obligations including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases. The leases expire at various times through 2027. Minimum lease payments as of June 30, 2025 are $1.5 million in 2025, $0.5 million in 2026, and $0.1 million in 2027. The commitment amounts are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Such amounts do not include obligations under agreements that we can cancel without a significant penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is to market risk related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of June 30, 2025, we had cash and cash equivalents of $287.4 million, which consisted of cash and interest-bearing money market funds. As of June 30, 2025, we had an operating lease liability and a finance lease liability of $1.3 million and $0.6 million, respectively. Interest income and expenses are sensitive to changes in the general level of interest rates. However, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. We also completed the Merger in June 2024 and have been operating under this structure for only a short time. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and six months ended June 30, 2025, we reported a net loss of $20.0 million and $35.9 million, respectively. As of June 30, 2025, we had an accumulated deficit of $184.5 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, TX45, along with any future product candidates we may develop.

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

To date, we have financed our operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible promissory notes and the issuance of SAFEs. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 1b and Phase 2 clinical trials of TX45, including the Phase 2 PH-ILD clinical trial, pursue manufacturing activities for our HHT product candidate, TX2100, and initiate health authority and/or IND enabling safety studies and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we successfully complete development through Phase 3 and obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of June 30, 2025, we had $287.4 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of our consolidated financial statements included in this Quarterly Report, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC, which we may use to offer from time to time any combination of debt securities, common stock, preferred stock and warrants up to an aggregate amount of $400 million. Of this amount, we have the ability to sell up to $100 million of additional shares of our common stock to the public through an “at the market offering” pursuant to a sales agreement that we entered into with TD Securities (USA) LLC on July 7, 2025. Any shares of common stock issued in the “at the market offering” will result in dilution to our existing stockholders.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as TX45 is still in Phase 1b and Phase 2 clinical trials.

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

To date, we have completed only one clinical trial (Phase 1a trial in normal healthy volunteer with TX45) required for the approval of any of our product candidates. While the TX45 Phase 1b clinical trial is still ongoing, Part A of our TX45 Phase1b trial in patients with Group 2 PH and HFpEF is complete and we are currently conducting a Part B trial in Group 2 PH patients with HFrEF. We recently completed enrollment in Part B our TX45 Phase 1b clinical trial in Group 2 PH patients with HFrEF. We may experience delays in our ongoing clinical trials or preclinical studies. Additionally, we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. Furthermore, our product candidate TX2100 is still in preclinical studies and the full results of such studies are not yet known. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize TX45 or any future product candidates, including:

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While our lead product candidate, TX45, has been generally well tolerated in its preclinical studies, the Phase 1a healthy volunteer trial and our Phase 1b study in patients with Group 2 PH to date, the results from future preclinical studies and clinical trials, including any of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

The results of our ongoing Phase 1b and Phase 2 clinical trials of TX45 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with our protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. Any delays related to patient enrollment could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

•
location of trial sites in Eastern Europe for the Phase 1b and Phase 2 trials with their proximity to the conflict between Russia and the Ukraine;
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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug (“IND”) applications in the United States, or similar applications in other jurisdictions. In July 2024, we received clearance from the FDA for our IND application for our TX45 program. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are currently conducting Phase 1b and Phase 2 clinical trials for TX45, including some trials which may be outside of the United States, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates, such as TX2100, and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs, such as TX2100, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of Group 2 PH with HFpEF, Group 3 PH-ILD, and Hereditary Hemorrhagic Telangiectasia (“HHT”) disorders. Although there are no other companies who have commercialized therapies for Group 2 PH with HFpEF or HHT, there are many other companies, including large biotechnology and pharmaceutical companies, that are developing therapies for these therapeutic areas. For example, AstraZeneca, Merck and Tenax Therapeutics for the treatment of Group 2 PH and Diagonal Therapeutics and Vaderis Therapeutics for the treatment of HHT. For PH-ILD, United Therapeutics and Liquidia have commercialized therapies, while Insmed, Gossamar, Pulmovant, Halo Biosciences and Foresee Pharmaceuticals are developing therapies for PH-ILD. In addition, in January 2025, Eli Lilly terminated its Phase 2 trial of volenrelaxin, which has affected investor perception of relaxin product candidates in general.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example: (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States. For example, WuXi Biologics manufactured TX45 for use in our Phase 1a, Phase 1b and Phase 2 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of TX45.

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

We do not currently lease or own any facility that may be used as our clinical-scale manufacturing and processing facility and currently rely on contract development and manufacturing organizations (“CDMO”), including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to manufacture TX45 for use in our Phase 1a, Phase 1b and Phase 2 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of TX45. If there should be any disruption in such supply arrangement or the supply arrangement with our CDMO for TX2100, including any adverse events affecting our sole supplier for TX45, Wuxi Biologics, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with CGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of a product candidate. We perform periodic audits of each CDMO facility that supports our supply of TX45 and TX 2100 and reviews and approves all TX45 and TX2100 CGMP-related documentation. We also have quality agreements with our CDMOs that document our mutual agreement on compliance with CGMPs and expectations on quality-required communications to us. Beyond this, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities and the associated Quality Management System for the manufacture of a product candidate or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market such product candidate, if approved. Similarly, our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of a product candidate or drug and harm our business and results of operations. In addition, we have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved.

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

Pursuant to the Subscription Agreement, we filed a resale shelf registration statement covering the resale of up to an aggregate of 2,969,583 shares of our common stock, which was declared effective on July 30, 2024. In addition, in connection with the private placement we completed in February 2025 (the “Private Placement”), we filed a resale shelf registration statement covering the resale of up to an aggregate of 3,689,465 shares of our common stock. Given the substantial number of shares available for resale, the sale of shares by such stockholders, or the perception in the market that the stockholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

In addition, common stock that is issued in connection with stock options and restricted stock units will also become eligible for sale in the public market, to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after any legal restrictions on resale lapse, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Based on the number of shares outstanding as of June 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 70% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, the following officers of the Company adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and all of which were intended to satisfy Rule 10b5-1(c):

•
On April 8, 2025, Marcella K. Ruddy, our Chief Medical Officer, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 31,065 shares of common stock settled from outstanding RSUs. The plan will expire on May 29, 2026, subject to early termination for certain specified events set forth in the plan.

Except as set forth above, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K, during the three months ended June 30, 2025.

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

TECTONIC THERAPEUTIC, INC.

Date: August 7, 2025	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)