Form 10-Q
period 2025-09-30
Tectonic Therapeutic, Inc.
filed 2025-11-06
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 18,716,280 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	6
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION	28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
	Signatures	80

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$268,435	$141,239
Prepaid expenses and other current assets	4,219	5,618
Restricted cash	587	—
Total current assets	273,241	146,857
Property and equipment, net	1,412	2,151
Finance right-of-use assets, net	601	919
Operating right-of-use assets	665	2,235
Restricted cash	485	587
Other assets	597	156
Total assets	$277,001	$152,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,485	$976
Accrued expenses and other current liabilities	6,750	7,850
Operating lease liability	725	2,295
Finance lease liability	413	489
Total current liabilities	9,373	11,610
Operating lease liability, non-current	—	132
Finance lease liability, non-current	100	387
Total liabilities	9,473	12,129
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 18,713,223 and 14,856,309 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	471,112	289,351
Accumulated other comprehensive (loss) income	(75)	9
Accumulated deficit	(203,511)	(148,586)
Total stockholders’ equity	267,528	140,776
Total liabilities and stockholders’ equity	$277,001	$152,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$16,927	$14,317	$47,148	$32,208
General and administrative	4,963	5,320	15,372	11,816
Total operating expenses	21,890	19,637	62,520	44,024
Loss from operations	(21,890)	(19,637)	(62,520)	(44,024)
Other income (expense), net:
Change in fair value of SAFE liabilities	—	—	—	(3,610)
Interest income	2,900	1,952	8,733	2,526
Interest expense	(14)	(25)	(51)	(85)
Other expense	(31)	(7)	(111)	(416)
Total other income (expense), net	2,855	1,920	8,571	(1,585)
Loss before income tax	(19,035)	(17,717)	(53,949)	(45,609)
Income tax expense	—	—	(976)	—
Net loss	(19,035)	(17,717)	(54,925)	(45,609)
Other comprehensive loss:
Foreign currency translation adjustment	(26)	(16)	(84)	(66)
Comprehensive loss	$(19,061)	$(17,733)	$(55,009)	$(45,675)
Net loss per share, basic and diluted	$(1.02)	$(1.20)	$(3.02)	$(7.16)
Weighted-average common shares outstanding, basic and diluted	18,712,767	14,729,018	18,189,185	6,373,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2024	6,825,483	$80,627	2,634,246	$—	$5,979	$(11)	$(90,604)	$(84,636)
Retroactive application of reverse recapitalization	(3,177,808)	—	(1,226,493)	—	—	—	—	—
Adjusted balance, beginning of period	3,647,675	80,627	1,407,753	—	5,979	(11)	(90,604)	(84,636)
Exercise of stock options	—	—	1,535	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	321	—	—	321
Foreign currency translation adjustment	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(15,221)	(15,221)
Balance as of March 31, 2024	3,647,675	$80,627	1,409,288	$—	$6,304	$(53)	$(105,825)	$(99,574)
Conversion of convertible preferred stock into common stock in connection with the Merger	(3,647,675)	(80,627)	3,647,675	—	80,627	—	—	80,627
Exercise of stock options	—	—	265,165	—	644	—	—	644
Stock-based compensation expense	—	—	—	—	403	—	—	403
Issuance of common stock to related party investors upon redemption of the SAFEs	—	—	1,470,839	—	34,125	—	—	34,125
Issuance of common stock under subscription agreement, net of offering costs of $2,000	—	—	4,163,606	1	94,600	—	—	94,601
Issuance of common stock upon the Merger, net of transaction costs of $9,937	—	—	3,777,709	1	68,219	—	—	68,220
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—		(12,671)	(12,671)
Balance as of June 30, 2024	—	$—	14,734,282	$2	$284,922	$(61)	$(118,496)	$166,367
Exercise of stock options	—	—	10,154	—	77	—	—	77
Stock-based compensation expense	—	—	—	—	1,650	—	—	1,650
Foreign currency translation adjustment	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(17,717)	(17,717)
Balance as of September 30, 2024	—	$—	14,744,436	$2	$286,649	$(77)	$(136,213)	$150,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2025	—	$—	14,856,309	$2	$289,351	$9	$(148,586)	$140,776
Exercise of stock options	—	—	125,455	—	972	—	—	972
Stock-based compensation expense	—	—	—	—	2,103	—	—	2,103
Issuance of common stock in connection with the private placement, net of offering costs of $11,928	—	—	3,689,465	—	173,098	—	—	173,098
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(15,906)	(15,906)
Balance as of March 31, 2025	—	$—	18,671,229	$2	$465,524	$2	$(164,492)	$301,036
Exercise of stock options	—	—	38,838	—	194	—	—	194
Issuance of common stock upon vesting of restricted stock units	—	—	2,071	—	(17)	—	—	(17)
Stock-based compensation expense	—	—	—	—	2,588	—	—	2,588
Foreign currency translation adjustment	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	(19,984)	(19,984)
Balance as of June 30, 2025	—	$—	18,712,138	$2	$468,289	$(49)	$(184,476)	$283,766
Exercise of stock options	—	—	1,085	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	2,817	—	—	2,817
Foreign currency translation adjustment	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(19,035)	(19,035)
Balance as of September 30, 2025	—	$—	18,713,223	$2	$471,112	$(75)	$(203,511)	$267,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TECTONIC THERAPEUTIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,925)	$(45,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,042	1,137
Stock-based compensation expense	7,508	2,374
Loss on sale of property and equipment	153	—
Reduction in the carrying amount of the operating right-of-use assets	1,570	903
Change in fair value of SAFE liabilities	—	3,610
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,398	(1,080)
Other non-current assets	3	(160)
Accounts payable	459	16
Accrued expenses and other current liabilities	(1,123)	(2,451)
Operating lease liabilities	(1,702)	(999)
Net cash used in operating activities	(45,617)	(42,259)
Cash flows from investing activities:
Purchase of property and equipment	(208)	(153)
Proceeds from the sale of property and equipment	70	—
Net cash used in investing activities	(138)	(153)
Cash flows from financing activities:
Proceeds from the private placement, net of offering costs of $11,928	173,098	—
Proceeds from the Subscription Agreement, net of offering costs of $2,000	—	94,600
Cash acquired in connection with the Merger, net of transaction costs of $7,412	—	77,818
Proceeds from exercise of stock options	1,172	725
Payment of withholding taxes related to stock-based compensation	(17)
Payment of deferred offering costs	(395)	—
Repayment of finance lease obligations	(362)	(360)
Net cash provided by financing activities	173,496	172,783
Effect of exchange rate changes on cash and cash equivalents	(60)	(45)
Net increase in cash and cash equivalents and restricted cash	127,681	130,326
Cash and cash equivalents and restricted cash as of beginning of period	141,826	29,356
Cash and cash equivalents and restricted cash as of end of period	$269,507	$159,682
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$268,435	$159,095
Restricted cash	1,072	587
Total cash, cash equivalents and restricted cash	$269,507	$159,682
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable	$50	$—
Merger transaction costs included in accounts payable and accrued expenses	$—	$2,524
Conversion of SAFEs to Common Stock	$—	$34,125
Conversion of Convertible Preferred Stock to Common Stock	$—	$80,627

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $19.0 million and $54.9 million for the three and nine months ended September 30, 2025, respectively, and had an accumulated deficit of $203.5 million as of September 30, 2025. The Company has financed its operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible promissory notes, SAFEs and the Merger. In February 2025, the Company sold shares of its common stock under a securities purchase agreement in exchange for net proceeds of approximately $173.1 million. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $268.4 million as of September 30, 2025. Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its planned operations for at least 12 months from the issuance date of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with GAAP. The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, which is included in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”)

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2024, which is included in our 2024 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include the prepaid and accrued research and development activities, stock-based compensation expense, the fair value of the Company’s common stock, the income tax valuation allowance, and the fair value determination of the SAFEs. Management’s estimates are based on historical experience and various other assumptions that it believes are reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and are adopted by the Company as of the specified effective dates. Unless otherwise disclosed, the impact of recently issued standards that are not yet effective are not anticipated to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain income statement captions within the footnotes to the financial statements. ASU 2025-01 requires adoption of the amendments of ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which enhances the income tax disclosure requirements for public entities on an annual basis. Under ASU 2023-09, public entities will be required to disclose in their rate reconciliation, on an annual basis, both percentages and amounts in their reporting currency for certain categories in a tabular format, with accompanying qualitative disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Tax Law Changes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBA”) was signed into law, making permanent certain provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC Topic 740, Simplifying the Accounting for Income Taxes, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation did not have a material impact on the condensed consolidated financial statements for three months ended September 30, 2025, and does not expect the legislation to have a material impact on its consolidated financial statements for the year ending December 31, 2025.

3. FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

l

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$267,141	$—	$—	$267,141
Total assets	$267,141	$—	$—	$267,141

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$139,610	$—	$—	$139,610
Total assets	$139,610	$—	$—	$139,610

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets and are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical assets.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$4,286	$4,590
Office equipment, furniture and fixtures	281	281
Leasehold improvements	25	25
Construction in progress	—	—
	4,592	4,896
Less: accumulated depreciation	(3,180)	(2,745)
Property and equipment, net	$1,412	$2,151

Depreciation expense was $0.2 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively, and $0.8 million during each of the nine month periods ended September 30, 2025 and 2024, respectively, and is primarily attributable to research and development activities.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation and related expenses	$3,293	$3,585
Accrued research and development expenses	2,026	2,787
Accrued professional fees and other expenses	1,431	1,478
Total accrued expenses and other current liabilities	$6,750	$7,850

6. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of September 30, 2025, no dividends have been declared.

The Company’s outstanding equity awards as well as reserved common stock for future issuance are as follows:

	September 30, 2025	December 31, 2024
Outstanding options to purchase common stock	1,945,103	1,626,841
Unvested restricted stock units	256,325	25,612
Equity awards available for future issuance under the 2024 Equity Incentive Plan	962,566	976,082
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	295,906	147,343
Total	3,459,900	2,775,878

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

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective upon completion of the Merger. The 2024 ESPP initially provided for the issuance of up to 147,343 shares of common stock. Effective January 1, 2025, in connection with an evergreen provision contained in the ESPP, an additional 148,563 shares of common stock were reserved for issuance under the ESPP. No offering periods under the 2024 ESPP had been initiated as of September 30, 2025.

Stock Options

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the nine months ended September 30, 2025 (in thousands except share, contractual term and per share amounts):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,534,361	$12.49
Options granted	533,063	36.08
Options exercised	(94,163)	2.91		$2,875
Options forfeited and expired	(28,158)	14.15
Outstanding as of September 30, 2025	1,945,103	$19.39	8.4
Options vested and exercisable as of September 30, 2025	701,780	$11.55	7.5
Options vested and expected to vest as of September 30, 2025	1,945,103	$19.39	8.4

The following table summarizes the stock option activity for the options that were assumed from AVROBIO upon the Merger for the nine months ended September 30, 2025 (in thousands except share, contractual term and per share amounts):

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	92,480	$22.69
Options exercised	(71,215)	12.61	$2,099
Options forfeited and expired	(21,265)	56.44
Outstanding as of September 30, 2025	—	$—
Options vested and exercisable as of September 30, 2025	—	$—
Options vested and expected to vest as of September 30, 2025	—	$—

During the nine months ended September 30, 2025 and 2024, the Company granted options with a weighted-average grant-date fair value of $29.76 and $13.94, respectively. As of September 30, 2025, the total unrecognized stock-based compensation expense for stock options was $23.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes the assumptions used for the estimated fair value of stock options granted under the Black-Scholes-Merton option pricing model:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	5.50 - 6.25	6.00-6.25
Expected volatility	102.6% - 103.7%	104.0%
Risk-free interest rate	3.76% - 4.43%	4.23%-4.26%
Expected dividend yield	0%	0%

Restricted Stock Units

Restricted stock units (“RSUs”) are granted to certain employees. The value of an RSU award is based on the Company's stock price on the date of the grant. The shares underlying the RSUs are not issued until they vest. Activity with respect to the Company's RSUs during the nine months ended September 30, 2025 was as follows (in thousands, except share, contractual term, and per share data):

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2025	25,612	$44.90	1.9
Restricted stock units granted	235,772	36.96
Restricted stock units vested	(2,930)	51.28
Restricted stock units forfeited	(2,129)	48.01
Outstanding as of September 30, 2025	256,325	$37.49	1.5
Unvested and expected to vest as of September 30, 2025	256,325	$37.49	1.5

As of September 30, 2025, the total unrecognized stock-based compensation expense for RSUs was $7.8 million, which is expected to be recognized over a weighted average period of 2.5 years.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense relating to its employees and non-employee directors as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$1,654	$1,227	$4,266	$1,648
Research and development	1,163	423	3,242	726
Total stock-based compensation expense	$2,817	$1,650	$7,508	$2,374

The Company records compensation expense for options and RSUs with service based vesting conditions on a straight-line basis over the vesting period.

8. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(19,035)	$(17,717)	$(54,925)	$(45,609)
Denominator:
Weighted-average common shares outstanding, basic and diluted	18,712,767	14,729,018	18,189,185	6,373,717
Net loss per share, basic and diluted	$(1.02)	$(1.20)	$(3.02)	$(7.16)

The following outstanding shares of potentially diluted securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2025	2024
Options to purchase common stock	1,945,103	1,800,596
Unvested restricted stock units and common stock	256,325	6,859
Total	2,201,428	1,807,455

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

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (3) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. For each of the three and nine month periods ended September 30, 2025 and 2024, the Company incurred expense $0.1 million related to the License Agreement. No amounts were due to Harvard related to the License Agreement as of September 30, 2025 and December 31, 2024, respectively.

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

The Company has lease obligations including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases. In September 2025, the Company entered into a non-cancelable operating lease for office and laboratory space in Watertown, Massachusetts. The total future minimum lease payments under this agreement are approximately $5.4 million over the lease term of three years. As of September 30, 2025, the lease has not yet commenced, and therefore no right-of-use asset or lease liability has been recognized on the Company’s condensed consolidated balance sheet. The lease will be recorded on the balance sheet upon commencement, at which time the Company will recognize a right-of-use asset and corresponding lease liability based on the present value of lease payments over the lease term.

The Company’s lease obligations expire at various times through 2029. Minimum lease payments as of September 30, 2025 are $0.9 million in 2025, $1.7 million in 2026, $1.9 million in 2027, $2.0 million in 2028 and $0.2 million in 2029.

The Company is also party to milestone, royalty and maintenance based commitments, as described in Note 9, License Agreements.

Contingencies

In connection with the Merger, the Company and its designated rights agent entered into a contingent value rights agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each holder of AVROBIO common stock immediately prior to the closing received a contractual contingent value right (“CVR”) subject to and in accordance with the terms and conditions of the CVR Agreement, representing the contractual right to receive a pro rata portion of any net proceeds, if any, resulting from a disposition of certain AVROBIO intellectual property (including a license of AVROBIO’s pre-closing assets as defined in the CVR Agreement) after the closing and prior to the 18-month anniversary of the closing, received within a 10-year period following the closing; provided that no contingent payment will be payable to any holder of the CVRs until such time as the then-outstanding and undistributed proceeds exceeds $0.4 million in the aggregate. The Company believes that any receipt of payments resulting from the disposition of AVROBIO’s pre-closing assets described in the CVR Agreement are highly susceptible to factors outside the Company’s influence that are not expected to be resolved within the timeline outlined in the CVR Agreement, if at all. In particular, these amounts are primarily influenced by the actions and judgments of third parties and the buyers of such assets and are based on the buyers of such assets progressing the specific platform and intellectual property and early stage of research and development programs. If the Company were to record a receivable for such contingent payments, it would also record a corresponding liability. As of September 30, 2025 and December 31, 2024, no receivables or liabilities were recorded on the condensed consolidated balance sheets relating to such contingent payments.

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

In the normal course of operations, the Company may become involved in various legal proceedings. As of September 30, 2025 and December 31, 2024, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

11. RELATED PARTY TRANSACTIONS

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board (“SAB”) and meets the criteria of a related party. For each of the three and nine month periods ended September 30, 2025 and 2024, the Company incurred expense of $0.1 million for advisory services provided. There were no amounts due to this related party as of September 30, 2025 and December 31, 2024.

License Agreement

Harvard meets the criteria of a related party resulting from the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Core intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 9, License Agreements.

The Company incurred expense of $0.1 million related to the License Agreement during each of the three and nine month periods ended September 30, 2025 and 2024, respectively. No amounts were due to Harvard related to the License Agreement as of September 30, 2025 and December 31, 2024.

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

The following table presents the segment net loss and significant segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee-related expenses:
Research and development employee-related expenses	$3,265	$2,682	$9,588	$8,346
General and administrative employee-related expenses	1,295	1,903	4,150	4,270

External research and development expenses:
Research and pre-clinical expenses	3,096	2,822	8,737	7,188
Clinical and development expenses	5,749	6,689	15,845	12,186
Chemistry, manufacturing, and control expenses	3,220	1,323	8,551	2,638

Non-employee-related general and administrative expenses	2,000	2,175	6,914	5,879
Other segment items[1]	410	123	1,140	5,102
Net loss	$19,035	$17,717	$54,925	$45,609

1 Other segment expenses include stock-based compensation expense, depreciation and amortization, changes in the fair value of the SAFE liabilities, loss on the issuance of SAFEs, income tax expense, interest income, and interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that are based upon current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements.”

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

Our lead product candidates are TX45, an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone relaxin, and TX2100, a VHH-Fc fusion antagonist antibody that binds to an undisclosed GPCR target.

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

In October 2025, we announced the topline results from Part B of the Phase 1b hemodynamic clinical trial of TX45 in subjects with Group 2 PH in Heart Failure with Reduced Ejection Fraction (“PH-HFrEF”). Part B of the TX45 Phase 1b clinical trial had a similar design as the Phase 1b Part A, assessing hemodynamic effects of TX45 but was conducted in subjects with PH-HFrEF. Based on the topline results, TX45 was well-tolerated in subjects with PH-HFrEF with no serious or severe adverse events. In the overall study population, TX45 achieved a 29.2% reduction in PCWP, an endpoint reported to correlate with exercise capacity, morbidity and mortality in patients with heart failure, and a 17.3% improvement in cardiac output. In the subpopulation with CpcPH who have an elevated PVR and more severe disease, TX45 demonstrated a 19.7% reduction in PVR in patients with a PVR equal to or greater than 3 Wood Units and a 10.3% reduction in PVR in patients with a PVR equal to or greater than 2 Wood Units. PVR along with PCWP is correlated to exercise capacity and mortality in this patient population.

The ongoing APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy of TX45 administered subcutaneously (“SC”) in subjects with PH-HFpEF, enriched for CpcPH. We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. Subjects are being randomized to 300 mg SC (2 ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. Change from baseline in PVR in the PVR>3 population is the primary endpoint of the trial. The trial is designed to enrich for patients with a PVR>3 aiming for 70% of patients enrolled. We expect topline results from the APEX clinical trial in 2026.

In 2026, we plan to initiate a 16-week, open label, repeat dose, Phase 2 clinical trial to evaluate TX45’s safety and hemodynamic effects in up to 25 subjects with PH associated with Interstitial Lung Disease (“ILD”), known as PH-ILD (Group 3 PH). PH-ILD is an orphan disease with limited treatment options and a high mortality rate. We believe TX45’s mechanism is well suited to PH-ILD’s disease pathophysiology because of its pulmonary vasodilation, anti-inflammatory, remodeling and anti-fibrotic activity. In patients with PH-ILD, elevation in PVR and mean pulmonary arterial pressure (“mPAP”) has been associated with increased mortality. The TX45 PH-ILD Phase 2 trial is being initiated at a dose of TX45 300 mg every four weeks administered SC with a primary efficacy endpoint of change from baseline in PVR at Week 16.

Our second product candidate, TX2100, is being evaluated for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to an undisclosed GPCR target (“GPCR3”) which plays a key role in pathogenic angiogenesis. A rodent surrogate of TX2100 demonstrated reduced arteriovenous malformation development and bleeding in an animal model of HHT. A 4-week non-human primate dose-range study with a functionally equivalent precursor to TX2100 showed no treatment-related toxicity observed at doses up to 100 mg/kg. A formulation supporting TX2100 SC dosing has been identified. Technical development activities to generate GMP drug supply and drug product for TX2100 started in the second quarter of 2025. The in-life portion of the IND-enabling NHP GLP toxicology studies are now complete. We expect to initiate a Phase 1 clinical trial in healthy volunteers for TX2100 in the first quarter of 2026. In addition, subject to positive Phase 1 data, we plan to initiate a Phase 2 clinical trial for TX2100 in early 2027.

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
•
per patient trial costs, based on the number of doses that patients received;
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

We anticipate that our general and administrative expenses will continue to increase in the future as we expect to incur increased accounting, audit, information technology, legal, regulatory, compliance, director and officer insurance, and investor and public relations expenses associated with operating as a public company. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

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

Income Tax Expense

During the nine months ended September 30, 2025, the Company recorded a tax expense of approximately $0.9 million related to the dissolution of its wholly owned Australian subsidiary, Tectonic Therapeutic Pty Ltd. This entity is being dissolved as part of a broader corporate initiative intended to streamline operations and reduce administrative costs. The dissolution triggered a taxable event under Australian tax law due to the deemed disposition of certain assets at fair market value. As a result, the Company recognized a tax liability based on the difference between the carrying amount of these assets for financial reporting purposes and their tax basis. The dissolution does not have a significant impact on the Company’s effective tax rate for the period, but it did result in a discrete item within the period. The Company does not expect material ongoing tax consequences from this dissolution.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$16,927	$14,317	$2,610	18%
General and administrative	4,963	5,320	(357)	(7%)
Total operating expenses	21,890	19,637	2,253	11%
Loss from operations	(21,890)	(19,637)	(2,253)	11%
Other income, net:
Interest income	2,900	1,952	948	49%
Interest expense	(14)	(25)	11	(44%)
Other expense	(31)	(7)	(24)	343%
Total other income, net	2,855	1,920	935	49%
Loss before income tax	$(19,035)	$(17,717)	$(1,318)	7%

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$6,029	$6,807	$(778)	(11%)
TX2100	3,945	1,710	2,235	131%
Platform development and unallocated expenses:
Employee-related expenses, including stock-based compensation expense	4,428	3,105	1,323	43%
External services	200	603	(403)	(67%)
Lab supplies and related expenses	1,072	964	108	11%
Facility related and other expenses, including depreciation	1,253	1,128	125	11%
Total platform development and unallocated expenses	6,953	5,800	1,153	20%
Total research and development expenses	$16,927	$14,317	$2,610	18%

Total research and development expenses increased $2.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in direct research and development expenses was primarily the result of increased expenses related to the discovery, development and manufacturing of TX2100 and employee-related expenses. Employee-related expenses increased $1.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in employee-related expenses was primarily due to an increase in stock-based compensation expense related to the ongoing issuance of equity awards in 2025 and increase in the weighted-average fair value of the awards granted.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Employee-related expenses, including stock-based compensation expense	$2,949	$3,131	$(182)	-6%
Professional and consulting expenses	1,620	1,895	(275)	-15%
Facility related and other expenses, including depreciation	394	294	100	34%
Total general and administrative expenses	$4,963	$5,320	$(357)	-7%

General and administrative expenses remained consistent for the three months ended September 30, 2025 and 2024. We have been operating as a public company for more than a year and these expenses stabilized quarter over quarter, reflecting a consistent level of public company-related costs, including audit, legal, and administrative expenses.

Other Income, Net

Interest Income

Interest income increased $0.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in cash and cash equivalents as a result of the Private Placement.

Results of Operations

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$47,148	$32,208	$14,940	46%
General and administrative	15,372	11,816	3,556	30%
Total operating expenses	62,520	44,024	18,496	42%
Loss from operations	(62,520)	(44,024)	(18,496)	42%
Other income (expense), net:
Change in fair value of the SAFE liabilities	—	(3,610)	3,610	(100%)
Interest income	8,733	2,526	6,207	246%
Interest expense	(51)	(85)	34	(40%)
Other expense	(111)	(416)	305	(73%)
Total other income (expense), net	8,571	(1,585)	10,156	(641%)
Loss before income tax	$(53,949)	$(45,609)	$(8,340)	18%

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Direct research and development expenses by program:
TX45	$15,908	$12,957	$2,951	23%
TX2100	11,095	2,458	8,637	351%
Platform development and unallocated expenses:
Employee-related expenses, including stock-based compensation expense	12,829	9,071	3,758	41%
External services	646	1,279	(633)	(49%)
Lab supplies and related expenses	3,002	3,146	(144)	(5%)
Facility related and other expenses, including depreciation	3,668	3,297	371	11%
Total platform development and unallocated expenses	20,145	16,793	3,352	20%
Total research and development expenses	$47,148	$32,208	$14,940	46%

Total research and development expenses increased $14.9 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in direct research and development expenses was primarily the result of increased CRO and CDMO costs related to the Phase 1b and Phase 2 clinical trials for TX45 and the discovery, development and manufacturing of TX2100. Employee-related expenses increased $3.8 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in employee-related expenses was primarily due to an increase in stock-based compensation expense as a result of the ongoing issuance of equity awards in 2024 and 2025 and increase in the weighted-average fair value of the awards granted.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Employee-related expenses, including stock-based compensation expense	$8,417	$5,920	$2,497	42%
Professional and consulting expenses	5,776	5,070	706	14%
Facility related and other expenses, including depreciation	1,179	826	353	43%
Total general and administrative expenses	$15,372	$11,816	$3,556	30%

General and administrative expenses increased $3.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Employee-related expenses increased $2.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in employee-related expenses was primarily due to an increase in stock-based compensation expense driven by a higher weighted-average grant date fair value of equity awards granted during the period. Professional and consulting fees increased $0.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to an increase in administrative services to support our operations as a public company.

Other Income (Expense), Net

Change in Fair Value of SAFE Liabilities

The SAFE liabilities loss of $3.6 million resulted from the remeasurement of the SAFE liabilities to fair value during the nine months ended September 30, 2024.

Interest Income

Interest income increased $6.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in cash and cash equivalents as a result of the Merger and the Private Placement.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations with proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, the Merger, and sale of common stock. In February 2025, we sold shares of our common stock in the Private Placement. The net proceeds from the Private Placement were approximately $173.1 million. As of September 30, 2025, we had $268.4 million in cash and cash equivalents and an accumulated deficit of $203.5 million. Based on our current business plans, management believes that our cash and cash equivalents on hand as of September 30, 2025 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(45,617)	$(42,259)
Net cash used in investing activities	(138)	(153)
Net cash provided by financing activities	173,496	172,783
Effect of exchange rate changes on cash and cash equivalents	(60)	(45)
Net increase in cash, cash equivalents and restricted cash	$127,681	$130,326

Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $45.6 million. Cash used in operating activities was primarily used to fund our operations to develop our product candidates resulting in a net loss of $54.9 million and $1.0 million of changes in operating assets and liabilities related to the timing of the vendor payments partially offset by non-cash charges of $10.3 million.

During the nine months ended September 30, 2024, cash used in operating activities was $42.3 million. Cash used in operating activities was primarily used to fund our operations to develop our product candidates resulting in a net loss of $45.6 million, and changes in our operating assets and liabilities of $4.7 million related to accrued expenses, timing of vendor payments and lease repayments, partially offset by non-cash charges of $8.0 million.

Investing Activities

During the nine months ended September 30, 2025 and 2024, net cash used in investing activities was nominal and related to the purchase and sale of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $173.5 million, primarily due to net proceeds of $173.1 million from the sale of shares pursuant to the Private Placement and $1.2 million in proceeds from the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $172.8 million, primarily due to net proceeds of $94.6 million from the sale of shares pursuant to the Subscription Agreement, $77.8 million of net cash acquired in connection with the Merger, and $0.7 million in proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates including our lead product candidates TX45 and TX2100. In addition, if we obtain marketing approval for TX45, TX2100 or any of our other product candidates, we expect to incur significant commercialization expenses related to program sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur ongoing costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Until such time, if ever, we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We expect to incur ongoing costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our continuing operations. Our projections of operating capital requirements are based on our current operating plan, which includes several assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect.

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

We have lease obligations including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases. The leases expire at various times through 2029. Minimum lease payments as of September 30, 2025 are $0.9 million in 2025, $1.7 million in 2026, $1.9 million in 2027, $2.0 million in 2028 and $0.2 million in 2029. The commitment amounts are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Such amounts do not include obligations under agreements that we can cancel without a significant penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is related to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of September 30, 2025, we had cash and cash equivalents of $268.4 million, which consisted of cash and interest-bearing money market funds. As of September 30, 2025, we had an operating lease liability and a finance lease liability of $0.7 million and $0.5 million, respectively. Interest income and expenses are sensitive to changes in the general level of interest rates. However, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
All of our product candidates are in discovery, preclinical or early clinical development. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of TX45, TX2100 or any future product candidates.
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
•
We currently rely on and expect to rely on in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture TX45, TX2100 and any other product candidates, and we may rely on third parties to produce and process our products, if approved.
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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. We also completed the Merger in June 2024 and have been operating under this structure for only a short time. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three and nine months ended September 30, 2025, we reported a net loss of $19.0 million and $54.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $203.5 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidates, TX45 and TX2100, along with any future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

•
continue the research and development of our clinical- and preclinical-stage product candidates and discovery-stage programs, including the continued development of our lead product candidates TX45 and TX2100;
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

To date, we have financed our operations primarily through the sale and issuance of common stock, convertible preferred stock, convertible promissory notes and the issuance of SAFEs. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 2 clinical trials of TX45, including the Phase 2 PH-ILD clinical trial, pursue manufacturing and clinical activities for our HHT product candidate, TX2100, and initiate health authority and/or IND enabling safety studies and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we successfully complete development through Phase 3 and obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of September 30, 2025, we had $268.4 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of our consolidated financial statements included in this Quarterly Report, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Future capital requirements for TX45, TX2100 or our preclinical programs will depend on many factors, including:

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

We are early in our development efforts. If we are unable to advance TX45, TX2100, or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize TX45, TX2100 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our lead product candidates, TX45 and TX2100, will require clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as TX45 is still in Phase 2 clinical trials.

Our ability to generate product revenues, which we do not expect will occur in the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of TX45, TX2100, and any future product candidates we develop, which may never occur. TX45, TX2100, and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

All of our product candidates are in discovery, preclinical or Phase 1 and Phase 2 clinical trials. Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of TX45, TX2100 or any future product candidates.

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

To date, we have completed the Phase 1a trial in normal healthy volunteers and Phase 1b in patients with Group 2 Pulmonary Hypertension associated with HFrEF and HFpEF for TX45. We may experience delays in our ongoing clinical trials or preclinical studies. Additionally, we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. Furthermore, our product candidate TX2100 is still in preclinical studies. The in-life portion of the IND-enabling

NHP GLP toxicology studies for TX2100 are now complete however the full results of such studies are not yet known. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize TX45, TX2100 or any future product candidates, including:

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
•
failure or approval of competing product candidates currently under investigation for the treatment of similar diseases or conditions, or competing clinical trials for similar product candidates, similar mechanisms of action or targeting patient populations meeting our patient eligibility criteria;
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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including TX45, TX2100 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our biologic products, including TX45 and TX2100, are safe and effective for use in each targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize TX45, TX2100 and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses or may not provide a sufficient risk-benefit ratio, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do or find a risk-benefit ratio for a proposed indication acceptable, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of TX45, TX2100 and any future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit our commercial potential.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While our product candidate TX45 has been generally well tolerated in its preclinical studies, the Phase 1a healthy volunteer trial and our Phase 1b trial in patients with Group 2 PH to date, the results from future preclinical studies and clinical trials, including any of our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

The results of our ongoing Phase 2 clinical trial of TX45 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with our protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. Any delays related to patient enrollment could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

•
location of trial sites in Eastern Europe for the Phase 2 trial with their proximity to the conflict between Russia and the Ukraine;
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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug (“IND”) applications in the United States, or similar applications in other jurisdictions. In July 2024, we received clearance from the FDA for our IND application for our TX45 program. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are currently conducting a Phase 2 clinical trial for TX45, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates, such as TX2100, and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs, such as TX2100, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biotechnology industry, in particular for our lead product candidates TX45 and TX2100, our business, financial condition and results of operations could be materially adversely affected.

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

If we are successful in obtaining marketing approval from applicable regulatory authorities for TX45, TX2100 or any other product candidate, our ability to generate revenues from any such products will depend on our success in:

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of Group 2 PH, Group 3 PH-ILD, and Hereditary Hemorrhagic Telangiectasia (“HHT”) disorders. Although there are no other companies who have commercialized therapies for Group 2 PH or HHT, there are many other companies, including large biotechnology and pharmaceutical companies, that are developing therapies for these therapeutic areas. For example, AstraZeneca, Merck and Tenax Therapeutics for the treatment of Group 2 PH and Diagonal Therapeutics and Vaderis Therapeutics for the treatment of HHT. For PH-ILD, United Therapeutics and Liquidia have commercialized therapies, while Insmed, Gossamar, Pulmovant, Halo Biosciences and Foresee Pharmaceuticals are developing therapies for PH-ILD. In addition, in January 2025, Eli Lilly terminated its Phase 2 trial of volenrelaxin, which has affected investor perception of relaxin product candidates in general.

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

Healthcare reform may negatively impact our ability to profitably sell TX45, TX2100 and any potential future product candidates, if approved.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of TX45, TX2100 or any potential future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

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

On August 16, 2022, the Inflation Reduction Act (the “IRA”), was signed into law, which among other things, (1) directs the Department of Health and Human Services (the “HHS”), to negotiate the price of certain high expenditure, single-source biologics that have been on the market for 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA includes certain exemptions to the price negotiation program, including a limited exemption for products with orphan drug designation. This exemption applies only to products with one orphan drug designation that is (i) for a rare disease or condition and (ii) is approved for indication(s) for such rare disease or condition. By limiting price negotiation exemption to products with only one orphan drug designation, the IRA may decrease our interest in pursuing orphan drug designation for our product candidates in multiple indications. The IRA also, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. It is possible that the ACA and IRA may be subject to judicial or Congressional challenges in the future. It is unclear how any additional healthcare reform measures of the second Trump administration may impact the ACA or IRA, increase the pressure on drug pricing or limit the availability of coverage and adequate reimbursement for TX45, TX2100 and any potential future product candidates, which would adversely affect our business.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example: (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

Such reforms could have an adverse effect on anticipated revenue from TX45, TX2100 and any potential future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Disruptions at the FDA and other agencies (including layoffs) may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, many staff members from the FDA and other agencies have recently been laid off. If a prolonged government shutdown or disruption continues or occurs in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns and/or disruptions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operation.

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

We are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China, because our key manufacturer and supplier for TX45 is located in China. For example, trade tensions between the United States and China have been escalating in recent years. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, in April 2025, the U.S. government announced a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, on all U.S. imports. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels and application of such tariffs and the extent to which other countries impose retaliatory tariffs. In addition, these newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our supplier may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed targeting U.S. government contracts, grants, and loans for entities that use biotechnology equipment or services from certain named Chinese biotechnology companies, and potentially additional Chinese biotechnology companies designated in the future. The language of the proposed BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern.” The version of the bill passed by the prior House of Representatives included a grandfathering provision allowing biotechnology equipment and services provided or produced by named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. On October 9, 2025, the Senate of the current Congress (the 119th Congress) passed its version of the National Defense Authorization Act (NDAA) for Fiscal Year 2026, which includes an amendment prohibiting contracting with certain biotechnology providers. While the amendment includes the same general prohibitions around government funding, contracts, and grants to certain biotechnology companies and entities which contract with such companies, there are certain differences from the versions of the BIOSECURE Act proposed by the prior 118th Congress. Rather than explicitly naming the companies of concern, the amendment defines a “biotechnology company of concern” as an entity that is identified on the annual 1260H List of Chinese military companies issued by the U.S. Department of Defense, any entity designated by the U.S. Government, and certain subsidiaries, parents, affiliates, and successors of the foregoing. In addition, the amendment provides a grandfathering period of five years for entities that are designated by the U.S. Government; however, entities identified on the 1260H List are not eligible for such grandfathering period. The House and Senate of the current Congress will need to reconcile their respective versions of the NDAA and therefore it is possible for the language to further change and be amended, or even for the amendment to be removed from the final reconciled version of the NDAA. If these bills become law, or similar laws are passed, they could severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement, the ability to gain market share and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than our expectations or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

Even if we obtain approval to market TX45, TX2100 or other potential future product candidates, these products may become subject to unfavorable pricing regulations, reimbursement practices from third-party payors or healthcare reform initiatives in the United States and abroad, which could harm our business.

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

We are a party to license agreements pursuant to which we in-license key patent and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on

us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the United States is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when TX45, TX2100 or another one of our product candidates is approved by the FDA, certain third parties may seek to enforce their patents by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Lastly, we may need to indemnify our customers and distributors against claims relating to the infringement of intellectual property rights of third parties related to our product candidates, including TX45 and TX2100. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors, or may be required to obtain licenses for the product candidates or services they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products or services.

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

Moreover, the patents included in our patent portfolio may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current or future owned or licensed patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or have exclusively in-licensed pending patent applications that relate to our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2041 through 2045, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

Changes in patent law in the U.S. and in ex-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in ex-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In addition, the United States has enacted and is currently implementing wide-ranging patent reform legislation. Recent Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in its 2023 decision in Amgen v. Sanofi, the Supreme Court held that a functionally-claimed genus was invalid for failing to comply with the enablement requirement; and in the case of Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how these decisions or any future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition.

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

Risks Related to Our Reliance on Third Parties

We currently rely on and expect to rely on in the future on the use of manufacturing suites in third-party facilities or on third parties to manufacture TX45, TX2100 and any other product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.

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

Moreover, our CDMOs may experience manufacturing difficulties due to resource constraints, governmental restrictions or as a result of labor disputes or unstable political environments. Supply chain issues, including those resulting from the health pandemic and the ongoing military conflict between Russia and Ukraine, may affect our third-party vendors and cause delays. Furthermore, since we have engaged WuXi Biologics, a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. For example, the U.S. House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed targeting U.S. government contracts, loans, and grants to entities that use biotechnology equipment or services from certain Chinese biotechnology companies, including Wuxi Biologics, and would authorize the U.S. government to name other Chinese biotechnology companies of concern. The version of the BIOSECURE Act passed by the prior House of Representatives included a grandfathering provision allowing biotechnology equipment and services provided or produced by WuXi Biologics and other named biotechnology companies of concern under a contract or agreement entered into before the effective date until January 1, 2032. The BIOSECURE Act did not become law in the 118th Congress. On October 9, 2025, the Senate of the current Congress (the 119th Congress) passed its version of the National Defense Authorization Act (NDAA) for Fiscal Year 2026, which includes an amendment prohibiting contracting with certain biotechnology providers. While the amendment includes the same general prohibitions around government funding, contracts, and grants to certain biotechnology companies and entities which contract with such companies, there are certain differences from the versions of the BIOSECURE Act proposed by the prior 118th Congress. Rather than explicitly naming the companies of concern, the amendment defines a “biotechnology company of concern” as an entity that is identified on the annual 1260H List of Chinese military companies (the “1260H List”) issued by the U.S. Department of Defense, any entity designated as such by the U.S. Government, and certain subsidiaries, parents, affiliates, and successors of the foregoing. Wuxi Biologics is not currently named in the 1260H List. In addition, the amendment provides a grandfathering period of five years for entities that are designated by the U.S. Government; however, entities identified on the 1260H List are not eligible for such grandfathering period. The House and Senate of the current Congress will need to reconcile their respective versions of the NDAA and therefore it is possible for the language to further change and be amended, or even for the amendment to be removed from the final reconciled version of the NDAA In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi Biologics. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to transfer from WuXi Biologics, which is our sole manufacturing source for TX45, we anticipate that the complexity of the manufacturing process may materially impact the amount of time it would take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to supply product candidates, including TX45, in a timely manner or within budget. If any CDMO on which we will rely fails to manufacture quantities of a product candidate at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, cash flows, and prospects could be materially and adversely affected. In addition, our CDMO and/or distribution partners are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and our CDMO may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our products.

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

Based on the number of shares outstanding as of September 30, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 70% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

TECTONIC THERAPEUTIC, INC.

Date: November 6, 2025	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)