Form 10-K
period 2025-12-31
Tectonic Therapeutic, Inc.
filed 2026-02-26
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-38537

TECTONIC THERAPEUTIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-0710585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
490 Arsenal Way, Suite 200 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (339) 666-3320

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	TECX	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2025, was $232.0 million.

As of February 16, 2026, the registrant had 18,776,626 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

PART I

Item 1. Business.

The business and the industry in which Tectonic Therapeutic, Inc. (inclusive of its consolidated subsidiaries, “Tectonic,” the “Company,” “we,” “us,” or “our”) operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by Tectonic.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of G-protein coupled receptors (“GPCRs”). The discovery of biologics that can modulate GPCRs has historically been quite challenging. We have developed a proprietary technology platform called GEODe™ (GPCRs Engineered for Optimal Discovery) with the aim of addressing these challenges and enabling the discovery and development of GPCR-targeted biologic medicines that can modify the course of disease. We focus on areas of significant unmet medical need, often where therapeutic options are poor or nonexistent, and where new medicines have the potential to improve patients’ quality of life.

GPCRs are receptor molecules found on the surface of cells that act as sensors for various extracellular stimuli to enable communication between cells and their environment. These molecules regulate diverse aspects of human biology, including blood pressure, glucose metabolism, neuronal signaling, and immune surveillance. There are over 800 human genes encoding GPCRs, underscoring the extent to which human biology has relied on this molecular system for physiological control. The breadth of effects controlled by GPCRs is illustrated by the fact that greater than 30% of all approved drugs address targets in this class. The vast majority of these drugs, however, are small molecules, and their targets have been largely confined to a few GPCR subfamilies, many of which have a natural ligand that is also a small molecule.

We believe there are many situations where biologics could present advantages over small molecules for this class of targets. For instance, when targeting a single member of a highly related family of GPCRs, the selectivity profile achievable with an antibody may be preferable to that of a small molecule in order to optimize therapeutic efficacy and safety for the patient. Conversely, when multi-modal action is needed to achieve a desired physiological effect, proteins engineered for bispecific function allow for dual target engagement, unlike small molecules that are generally optimized for action on a single target. We are focused on developing biologics to address GPCRs with the goal of capturing such opportunities.

It has been historically difficult to discover therapeutic proteins and antibodies that bind to and modulate the activity of GPCRs because of the low endogenous level of expression of many GPCRs, complex biochemistry, and their inherent instability when removed from their natural environment in the cell membrane. To unlock the potential for biologic therapeutics to broaden the clinical utility of GPCRs, we use our proprietary GEODe™ technology platform in an attempt to overcome the known challenges of GPCR-targeted drug discovery.

Our Development and Pipeline Programs

The following chart summarizes our development programs and other pipeline programs. In 2026, we expect topline results from our ongoing TX45 APEX Phase 2 clinical trial in Group 2 PH-HFpEF patients as well as topline results from our TX2100 Phase 1a clinical trial in healthy volunteers.

Unique Pipeline of GPCR-Targeted Biologics

PROGRAM / INDICATION	DISCOVERY	IND ENABLING	PHASE 1	PHASE 2	ANTICIPATED MILESTONES
GROUP 2 PH-HFpEF Potential Best-in-Class TX45 (RXFP1 Agonist)				TX45	• Ongoing APEX Phase 2 PH-HFpEF topline results expected in 2026
GROUP 3 PH-ILD New Relaxin Indication TX45 (RXFP1 Agonist)			TX45		• Phase 2 PH-ILD trial opened for screening in Feb 2026
HEREDITARY HEMORRHAGIC TELANGIECTASIA (HHT) Potential First-in-Class & Indication TX2100 (APJ Antagonist)		TX2100			• Phase 1a HHT trial randomized first subject in Feb 2026, expect topline results in Q4'2026 • Phase 1b HHT trial planned* • Phase 2 HHT trial planned early 2027*
FIBROSIS Bispecific Approach GPCR Modulator (anti-fibrotic)					• Bispecific / anti-fibrotic and other GPCR modulators ongoing
GPCR MODULATORS					

* Subject to positive Phase 1 data

TECTONIC Therapeutic

TX45: Our Fc-Relaxin Fusion Molecule for the Treatment of Group 2 PH-HFpEF and Group 3 PH-ILD

Our lead asset, TX45, is an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone relaxin. Relaxin is an endogenous protein expressed at low levels in both men and women. In normal human physiology, relaxin is upregulated during pregnancy, where it exerts vasodilatory effects, reduces systemic and pulmonary vascular resistance, and increases cardiac output to accommodate the increased demand for oxygen and nutrients from the developing fetus. Relaxin also exerts anti-fibrotic effects on pelvic ligaments to facilitate delivery. Scientists have hypothesized that these unique dual aspects of relaxin biology may offer therapeutic potential in the treatment of cardiovascular disease. Unfortunately, the development of a viable therapeutic targeting Fc-relaxin has been challenging, primarily because of relaxin’s very short half-life.

We believe TX45’s pharmacological profile, which is the direct result of applying our protein engineering capabilities, has the potential to overcome the limitations that have impeded previous attempts to develop relaxin as a therapeutic protein. We have identified Group 2 pulmonary hypertension (“PH”) in the setting of heart failure with preserved ejection fraction (“HFpEF”), referred to as PH-HFpEF, as the initial disease in which to interrogate the therapeutic potential of relaxin. We hypothesize that treatment with relaxin could improve hemodynamics through effects on pulmonary and systemic vasodilation, cardiac diastolic dysfunction, and potential remodeling in both the pulmonary vessels and the heart, which could translate into a clinically meaningful improvement in exercise capacity in these patients. Our clinical trials are ongoing to confirm this hypothesis.

Group 2 PH is a subtype of PH that develops secondary to left heart disease (“LHD”). This is a common, chronic, life-threatening condition with complex causality for which there are presently no FDA-approved medications. PH-HFpEF is characterized by declining cardiac function, fibrotic tissue remodeling in the heart, and in some patients, fibrotic remodeling in the pulmonary vasculature. We have elected to prioritize development of TX45 in PH-HFpEF because of the high unmet medical need in this population and the specific physiological actions of relaxin that suggest it could address the key pathophysiology of the disease. Furthermore, prior clinical data in patients with acute and chronic heart failure treated with a continuous infusion of a short half-life relaxin is supportive of the potential utility of relaxin administration in these patients. Clinical trials are ongoing to evaluate the hypothesis that relaxin could provide efficacy in patients with PH-HFpEF. Beyond PH-HFpEF, we believe there are additional areas where TX45 could provide benefit, such as PH with heart failure with reduced ejection fraction (“PH-HFrEF”), as well as diseases resulting in chronic deterioration of lung and/or kidney function due to vasoconstriction and fibrotic remodeling.

TX45 may also provide benefit in Group 3 PH that is associated with interstitial lung disease (“PH-ILD”). ILDs include a range of pulmonary disorders, each with varying degrees of interstitial inflammation, fibrosis, or both. When ILD is complicated by PH, patients have more severe symptoms, reduced exercise capacity, an increased need for oxygen supplementation, and a significant worsening in overall prognosis. While many PAH-specific medications failed to show benefit in PH-ILD, more recent data supported the use of inhaled treprostinils (Tyvaso, Yutrepia), which are rapidly becoming the standard of care for this disorder. Inhaled treprostinils are not curative of PH-ILD and additional therapies are needed for this disorder. A clinical trial is planned to evaluate whether TX45 is beneficial in PH-ILD.

TX45 Clinical Results and Development Plans

Completed Phase 1a Single Ascending Dose Trial (TX000045-001)

TX000045-001 was a randomized, placebo-controlled, double-blind single ascending dose trial in healthy volunteers, which was completed in the third quarter of 2024. In September 2024, we announced favorable results from this trial evaluating safety, tolerability, and pharmacokinetic (“PK”) and pharmacodynamic (“PD”) properties for TX45. In this trial, TX45 was well-tolerated after single intravenous (“IV”) doses ranging from 0.3 mg/kg to 3 mg/kg and subcutaneous (“SC”) doses ranging from 150 mg to 600 mg.

The PK profile revealed dose-proportional kinetics and a half-life of 14–20 days. The PD response of TX45 on renal plasma flow (“RPF”) was assessed at multiple time points post dose for all dose cohorts. From these PK/PD measurements, we developed a robust exposure-response Emax model to enable dose selection for our Phase 2 trial. We found the Emax effect of TX45 on RPF to be a 33% increase, consistent with the reported effect of other relaxin compounds, such as serelaxin.

Based on our exposure-response model, we selected TX45 doses for our Phase 2 trial as follows: 300 mg SC every four weeks, predicted to provide steady-state trough exposure of approximately 2.6 μg/mL and near-maximal effect on RPF at trough, and 300 mg SC every two weeks, predicted to provide a trough exposure of approximately 8.7 μg/mL with maximal pharmacodynamic effects throughout the dosing interval. There was no evidence of immunogenicity or anti-drug antibodies in this Phase 1a trial. This data was used to develop the exposure-response model that enabled dose selection for the APEX Phase 2 clinical trial.

Completed Phase 1b Trial (TX000045-002)

TX000045-002 was an open-label, single-dose Phase 1b trial in patients with PH associated with heart failure, designed to evaluate the safety, tolerability, and acute hemodynamic effects of TX45, as assessed by right heart catheterization (“RHC”).

Part A of this trial enrolled 19 patients with PH-HFpEF, including both combined pre- and post-capillary pulmonary hypertension (“CpcPH”) and isolated post-capillary pulmonary hypertension (“IpcPH”). The doses of TX45 administered were 0.3 mg/kg IV, 1 mg/kg IV, and 3 mg/kg IV. The trial evaluated safety and tolerability, as well as changes from baseline in hemodynamic parameters including pulmonary capillary wedge pressure (“PCWP”), pulmonary vascular resistance (“PVR”), mean pulmonary arterial pressure (“mPAP”), cardiac output (“CO”), systemic vascular resistance (“SVR”), and additional hemodynamic measures. Notably, exposures over the first eight hours after dosing were anticipated to be within the therapeutic range for all doses tested; therefore, it was prespecified that efficacy analyses would pool patient data across doses.

In May 2025, we announced the complete results from Part A, confirming the tolerability and hemodynamic effects of TX45 previously reported in the interim data in January 2025. TX45 was well-tolerated in subjects with PH-HFpEF, with no serious or severe adverse events. In the overall study population, TX45 achieved a 19.0% reduction in PCWP, an endpoint reported to correlate with exercise capacity, morbidity, and mortality in patients with heart failure, and an 18.5% improvement in CO. In the subpopulation with CpcPH, who have an elevated PVR and more severe disease, TX45 demonstrated >30% reduction in PVR, which, along with PCWP, correlates with exercise capacity and mortality in this patient population.

In October 2025, we announced topline results from Part B of the Phase 1b hemodynamic clinical trial of TX45 in subjects with Group 2 PH in heart failure with reduced ejection fraction (“HFrEF”). Part B had a similar design as Phase 1b Part A, assessing hemodynamic effects of TX45 in subjects with PH-HFrEF. Based on the topline results, TX45 was well-tolerated, with no serious or severe adverse events. In the overall study population, TX45 achieved a 29.2% reduction in PCWP and a 17.3% improvement in CO. In the subpopulation with CpcPH, who have elevated PVR and more severe disease, TX45 demonstrated a 19.7% reduction in PVR in patients with a PVR ≥3 Wood Units (“WU”) and a 10.3% reduction in patients with a PVR ≥2 WU.

Ongoing Phase 2 Proof-of-Concept (“POC”), Randomized, Placebo-Controlled, Double-Blind Trial in PH-HFpEF (TX000045-003 – APEX Trial)

Our ongoing Phase 2 APEX trial in patients with PH-HFpEF, enriched for CpcPH, is a global, 24-week, placebo-controlled study designed to evaluate the safety and efficacy of TX45 administered SC. Patients are being randomized to receive TX45 or placebo for the duration of the trial, with two TX45 dosing regimens: 300 mg SC every two weeks or 300 mg SC once monthly. The first subject was dosed in October 2024.

Prior to dosing, RHC is performed to determine baseline hemodynamics. After 24 weeks of treatment, patients undergo a second RHC. The primary endpoint is change from baseline in PVR in patients with CpcPH, with approximately 70% of subjects expected to meet this enrichment criterion. The key secondary endpoint is change from baseline in PCWP in all subjects. Additional endpoints include change from baseline in six-minute walk distance (“6MWD”), Kansas City Cardiomyopathy Questionnaire (“KCCQ”) score, CO, mPAP, SVR, stroke volume, and biomarkers such as N-terminal pro b-type natriuretic peptide (“NT-proBNP”). Changes in relevant echocardiographic endpoints will also be explored.

We currently expect to enroll approximately 180 subjects and report topline results in 2026. This trial is designed to evaluate efficacy in both the enriched CpcPH population and the broader PH-HFpEF population. An independent data management committee reviewed unblinded data when 40% of total study patient years exposure had accrued. The independent committee reviewed safety labs, adverse events as well as right heart catheterization data and recommended no changes to the trial.

Group 2 PH-HFpEF Anticipated Pivotal Development Pathway

Subject to Phase 2 results and feedback from an End-of-Phase 2 (“EOP2”) meeting with the FDA, we expect to initiate a randomized, placebo-controlled, double-blind Phase 3 clinical trial in Group 2 PH patients with HFpEF, along with a long-term, open-label extension trial for safety evaluation. Based on historical precedent across multiple PH subtypes and pre-IND consultation with the FDA regarding requirements for approval in Group 2 PH with HFpEF, we believe that achieving a clinically significant change in a functional endpoint, such as 6MWD, could be sufficient for approval. Secondary endpoints may include change from baseline to week 24 in KCCQ-12 score, percentage of subjects improving in WHO functional class, time to first occurrence of a clinical worsening event or death, and changes in relevant echocardiographic and biomarker endpoints such as NT-proBNP. At this time, assessment of TX45’s impact on long-term cardiovascular outcomes such as hospital and death is not anticipated to be required for approval. Commercialization in the United States and other countries will be contingent on regulatory approval and confirmation that studies were conducted according to accepted guidance and demonstrate a positive benefit-risk profile.

Planned Phase 2 Open-Label, Repeat Dose Trial in Group 3 PH-ILD

In February 2026, the first site was activated and opened for screening in the 16-week, open-label, repeat dose, Phase 2 clinical trial to evaluate TX45’s safety and hemodynamic effects in up to 25 subjects with pulmonary hypertension associated with interstitial lung disease (“PH-ILD”), classified as Group 3 pulmonary hypertension. PH-ILD is an orphan disease with limited treatment options and a high mortality rate.

We believe TX45’s mechanism is well suited to PH-ILD’s disease pathophysiology because of its pulmonary vasodilation, anti-inflammatory, remodeling, and anti-fibrotic activity. In patients with PH-ILD, elevation in pulmonary vascular resistance (“PVR”) and mPAP have been associated with increased mortality. In the Phase 1b trial in Group 2 PH patients, both CpcPH HFpEF and CpcPH HFrEF patients treated with TX45 had meaningful reductions in mPAP and PVR as well as improvements in other hemodynamic endpoints. Hence we will test whether the benefits on pulmonary hemodynamics observed in Group 2 PH patients will also be observed in Group 3 PH-ILD patients. The TX45 PH-ILD Phase 2 trial will initiate a dose of 300 mg TX45 administered SC every four weeks, with the primary efficacy endpoint being change from baseline in PVR at Week 16.

TX2100: Our APJ VHH-Fc fusion antagonist antibody for Hereditary Hemorrhagic Telangiectasia

Our second product candidate, TX2100, is a VHH-Fc fusion antagonist antibody that binds to the APJ receptor (also known as the apelin receptor; APLNR), a GPCR that mediates signaling by the pro-angiogenic peptide hormone apelin. TX2100 is under development as a potential treatment for hereditary hemorrhagic telangiectasia (“HHT”), the second-most common genetic bleeding disorder affecting an estimated 75,000 people in the United States. In HHT, abnormal blood vessel formations result in telangiectasias and arteriovenous malformations (“AVMs”), which are prone to spontaneous and severe bleeding that can be life-threatening. There are currently no approved therapies for HHT.

TX2100 is a VHH-Fc fusion antagonist antibody that binds to APJ. The Fc portion of TX2100 was modified to reduce Fc receptor activation and increase neonatal Fc receptor (“FcRn”) binding, extending the molecule’s half-life. Mutations in BMP9, BMP10, Endoglin, ALK1, and SMAD4 proteins, all members of a common signaling pathway, have been identified in HHT patients. Preclinical studies show that knockout or inhibition of these pathway members increases expression of factors driving angiogenesis and abnormal blood vessel formation, recapitulating the clinical situation. In HHT animal models, apelin has been reported to be upregulated and associated with an angiogenic gene expression signature. By blocking APJ signaling, we anticipate the potential for decreased bleeding resulting from abnormal angiogenesis.

APJ represents a differentiated approach for the treatment of HHT. APJ is a selective anti-angiogenic target that is primarily expressed in endothelial cells and is generally quiescent under normal physiological conditions, but is upregulated during pathologic angiogenesis, including in HHT preclinical models. TX2100 is designed as a selective APJ antagonist intended to inhibit disease-associated angiogenic signaling with the goal of providing a more favorable safety profile compared to less selective anti-angiogenic approaches.

Anti-angiogenic agents have demonstrated activity in HHT preclinical models and in patients, and APJ antagonism has shown activity in multiple HHT preclinical models, supporting the continued development of TX2100 for this indication.

TX2100 Preclinical Pharmacology

A rodent surrogate of TX2100 demonstrated reductions in AVM formation, bleeding, and anemia across the neonatal anti-BMP9/10 immunoblocked model and the more severe, adult inducible ALK1 knockout mouse model of HHT, supporting disease-modifying activity through APJ antagonism. TX2100 was further evaluated in non-human primates in IND-enabling GLP toxicology studies, including a 13-week repeat-dose study. In these studies, TX2100 was well tolerated at doses up to 100 mg/kg/week, with no treatment-related or target-related toxicities identified and no effects observed on cardiovascular, respiratory, neurological, renal, metabolic, or hematologic parameters. A formulation supporting subcutaneous dosing has been established, and drug substance and drug product manufacturing under Good Manufacturing Practice have been completed to support initiation of a Phase 1a clinical trial.

TX2100 Clinical Results and Development Plans

In February 2026, we randomized the first subject in the Phase 1a healthy volunteer clinical trial for TX2100, which is a randomized, placebo-controlled, double-blind ascending-dose trial in healthy volunteers. Primary endpoints include safety and tolerability, with secondary endpoints evaluating PK. Assuming adequate safety and PK are established, we plan to initiate Phase 2 efficacy trials, including a randomized, placebo-controlled, double-blind, proof-of-concept trial in moderate to severe HHT patients with frequent epistaxis and anemia in early 2027. The goal of the trial will be to evaluate improvement in epistaxis, anemia, hematological support, and other HHT endpoints. We are also planning a Phase 1b clinical trial to explore the safety and efficacy (epistaxis, anemia, and hematological support) of TX2100 in patients with severe HHT.

GPCR Modulator Bispecific for Fibrosis

Our third development program is aimed at discovering and developing a potential therapy for fibrotic diseases and employs a bispecific format for the construction of a molecule with a differentiated mechanism of action. The strategy leverages two targets-one with previous human POC and one novel target. Both targets are expressed on overlapping cell types with complementary and non-overlapping modes of action that could simultaneously enhance the therapeutic potential over modulating either target alone.

Anticipated Milestones

Over the next few years, we anticipate that several significant milestones could be achieved for our lead assets, TX45 and TX2100. This includes topline results from our TX45 APEX Phase 2 clinical trial in patients with PH-HFpEF expected in 2026, topline results from our TX2100 Phase 1a clinical trial expected in the fourth quarter of 2026, the potential initiation of a TX2100 Phase 1b clinical trial in patients with severe HHT, and plans to initiate a TX2100 Phase 2 clinical trial in patients with moderate to severe HHT in early 2027.

GEODe™ Platform

The GEODe™ platform is our proprietary technology for discovering biologic drugs targeted to GPCRs. The original components of GEODe™, including first-generation yeast library designs and initial yeast display selection protocols, were developed at Harvard Medical School. At that time, protocols were established to detergent-solubilize GPCRs and enable initial Fab (fragment antigen-binding) and VHH (variable domain of heavy-chain-only antibody) library selections.

Over the last several years, we have enhanced all aspects of GEODe™, including second and third-generation yeast library designs, optimized GPCR engineering strategies, and refined yeast display protocols tailored for GPCR antibody discovery. These modifications have improved the success rate of selection campaigns, producing molecules with higher affinity, potency, and superior biophysical properties compared to earlier hits.

To date, only 12% of the more than 800 human GPCRs have been translated into targets for approved therapeutics, with biologics representing only three of those approvals. GPCRs remain challenging targets for biologics due to their dynamic structures, variable expression in the plasma membrane, and difficulty maintaining functional conformations outside their native lipid microenvironment. Most approved GPCR-targeted drugs are small molecules, largely confined to six subfamilies with small-molecule natural ligands. Maintaining target engagement and selectivity for small molecules is challenging, particularly for receptors with larger, more complex binding sites or overlapping ligands.

GEODe™ was specifically developed to address these challenges through:

•
GPCR protein engineering strategies that stabilize pharmacologically relevant receptor conformations, increase cell surface expression, and enable large-scale purification and formulation in the correct conformation for naïve antibody selection;
•
An optimized yeast display platform with highly diverse Fab and VHH libraries designed specifically for GPCRs; and
•
Structure-guided protein engineering strategies to identify optimal GPCR-targeted biologics.

Our team has continually refined the platform to improve the quality of molecules emerging from naïve selections and affinity maturation. Enhancements include improved receptor designs, updated naive and affinity maturation libraries, and advanced yeast display selection protocols. In addition, GEODe™ integrates components to optimize GPCR expression, purification, and stabilization, paired with our protein engineering and structural biology capabilities. While current libraries and selection strategies are producing GPCR-targeted antibodies, we continue to evolve the platform, which we believe will yield even better outcomes in the future.

Collaboration, License and Services Agreements

Harvard Option and License Agreement

In July 2020, Legacy Tectonic (as defined below) entered into an agreement with the President and Fellows of Harvard College (“Harvard”), for an option fee in the low five digits, whereby Harvard granted Legacy Tectonic an exclusive option to negotiate a worldwide, exclusive, royalty-bearing license under Harvard’s interest in the patent rights covering certain technology that was developed by Harvard. In October 2021, Legacy Tectonic exercised the option and on February 10, 2022, entered into a license agreement (“License Agreement”) with Harvard to conduct research and development activities using certain materials, technology and patent rights owned by Harvard, with the intent to develop, obtain regulatory approval for, and commercialize products. The License Agreement will remain in effect until the expiration of the last valid claim within the patent rights covering a product developed under the License Agreement or the termination of the License Agreement. As consideration for the License Agreement, we paid Harvard a one-time license fee of $170,000 and issued 227,486 shares of common stock with a fair market value of $0.4 million.

We are responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) royalty payments as a percentage in the low single digits of the annual net sales that we generate from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that we generate from know-how enabled product licenses (“Know-How Enabled Products”) and (3) a percentage between 10-20% of all non-royalty income received by us under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate at the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product.

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

Our patent portfolio includes three patent families relating to Fc-relaxin fusion protein compositions (including TX45) and methods of use thereof, consisting of two granted U.S. patents, three pending U.S. non-provisional applications, and approximately 40 pending foreign applications. Specifically, we have exclusively in-licensed one patent family from the President and Fellows of Harvard College and wholly own two patent families, relating to Fc-relaxin fusion protein compositions (including TX45) and methods of use thereof. The in-licensed patent family consists of one pending U.S. non-provisional patent application, and approximately 10 pending foreign applications, with any patent issuing from these applications having an expected 20-year expiry date of not earlier than May 2041. The first wholly owned patent family consists of one granted U.S. patent, one pending U.S. non-provisional patent application, and approximately 10 pending foreign applications, with any patent issuing from these applications having an expected 20-year expiry date of not earlier than November 2042, and the second wholly owned patent family consists of one granted U.S. patent, one pending U.S. non-provisional patent application, and approximately 20 pending foreign applications, with any patent issuing from these applications having an expected 20-year expiry date of not earlier than May 2044.

Our patent portfolio also includes a wholly owned patent family relating to apelin receptor binding polypeptides (including TX2100) and methods of use thereof, consisting of one pending U.S. non-provisional application, one pending international (Patent Cooperation Treaty) application, and one pending foreign application, with any patent issuing from these applications having an expected 20-year expiry date of not earlier than August 2045.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceabilitya of the patent.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or its product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreement or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. If third parties have prepared and filed patent applications prior to March 16, 2013 in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO, to determine priority of invention. For more information, please see “Risk Factors — Risks Related to Our Intellectual Property.”

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our lead product candidates. We currently rely and expect to continue to rely for the foreseeable future, on third-party contract development and manufacturing organizations (“CDMOs”) to produce our product candidates for preclinical and clinical testing, as well as for future commercial manufacture of any products that we may commercialize.

We require our CDMOs to conduct manufacturing activities in compliance with Current Good Manufacturing Practices (“CGMPs”) requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight over its CDMOs. Currently, we contract with several third-party manufacturers, including WuXi Biologics, to provide biologics development and manufacturing services for our product candidates. In the future, we may engage additional third-party manufacturers to support any clinical trials for TX45 and TX2100 as well as commercialization of TX45, if approved, in the United States or other jurisdictions or the clinical development and potential commercialization of additional programs from our pipeline.

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

We face competition from companies that are pursuing development of engineered proteins or small molecule agonists of relaxin including AstraZeneca, who is currently conducting a Phase 2b trial. To our knowledge, at this time, AstraZeneca is pursuing the Chronic Heart Failure population i.e. both HFpEF and HFrEF with their small molecule relaxin. In the HHT space, Vaderis, Terremoto, and Atavistik has been pursuing development of small molecule AKT inhibitors, Diagonal Therapeutics has been pursuing agonist antibodies, and Alnylam Pharmaceuticals has been pursuing an RNAi reducing plasminogen for the treatment of this condition. Investigator-initiated studies of nintendanib (Boehringer Ingelheim) and pazopanib (Novartis) are also ongoing to explore the potential utility of these kinase inhibitors to treat this condition. We are not aware of any competitors targeting APJ.

Our focus on biologic drugs differentiates us from many competitor GPCR companies whose primary focus is on small molecule drug discovery. Additionally, our GPCR membrane protein biochemistry experience, which is key for generating optimally stabilized and formulated receptors for antibody selection campaigns, combined with our experience using novel antigen formats differentiates us from in vitro display-based antibody discovery. Specifically, our use of membrane mimetics that help maintain native receptor extra-cellular domain conformations combined with the membrane protein biochemistry expertise that we have built over the last three years is a key point of potential differentiation.

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
•
completion of the manufacture, under current CGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
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

Compliance with CGMP requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with CGMP requirements and adequate to ensure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

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
•
federal price transparency laws, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), and the ongoing efforts to modify or repeal that legislation. The ACA substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In addition to pricing regulations, reforms of regulatory approval frameworks may adversely affect our pricing strategy. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Further, coverage policies and third-party payor reimbursement rates may change. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

European Union drug development

Most countries outside of the United States require that clinical trial applications be submitted to and approved by the local regulatory authority for each clinical study. In the European Union, for example, an application must be submitted to the national competent authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the previous Clinical Trials Directive 2001/20/EC. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned Member State. Individual Member States retain the power to authorize the conduct of clinical trials on their territory.

European Union drug review and approval

In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”), has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either under a centralized procedure administered by the European Medicines Agency (“EMA”), or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the European Economic Area (which is comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway). Pursuant to

Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Accelerated and Alternative Marketing Authorization Mechanisms

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”), scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

A “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (“PIP”), agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan Designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-Authorization Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAAs must include a risk management plan, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

Other EU Compliance Requirements

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Much like the Anti-Kickback Statute prohibition in the United States, described above, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Payments made to physicians and other health care professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment

Pricing, Coverage and Reimbursement

In the EU, pricing and reimbursement schemes vary widely from country to country. For example, some EU Member States may restrict the range of products for which their national health insurance systems provide reimbursement. Other countries may control the prices of medicinal products for human use or allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations.

In addition, EU Member States often require the completion of additional health technology assessments that compare the cost- effectiveness of a particular product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (“HTA Regulation”), entered into application through a phased implementation. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products. The Regulation establishes a framework for EU‑level joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Employees and Human Capital

As of December 31, 2025, we had 60 full-time employees, 48 of whom were primarily engaged in research and development activities, and 26 of our employees had an M.D. or Ph.D. degree. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

We were incorporated under the laws of the State of Delaware in November 2015. Legacy Tectonic was incorporated under the laws of the State of Delaware in June 2019. Following the Merger (as defined below) with Tectonic Operating Company, Inc. (formerly Tectonic Therapeutic, Inc.) on June 20, 2024, we changed our name from AVROBIO, Inc. to Tectonic Therapeutic, Inc.

Our principal executive office is located at 490 Arsenal Way, Suite 200, Watertown, Massachusetts 02472, and our telephone number is (339) 666-3320.

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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. We also completed the Merger in June 2024 and have been operating under this structure for only a short time. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2025 and 2024, we reported a net loss of $74.2 million and $58.0 million, respectively. As of December 31, 2025, we had an accumulated deficit of $222.7 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidates, TX45 and TX2100, along with any future product candidates we may develop.

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

As of December 31, 2025, we had $253.8 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of our consolidated financial statements included in this Annual Report on Form 10-K, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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
•
the need for additional or expanded preclinical studies and clinical trials beyond those that we plan to conduct with respect to our current and future product candidates;
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

We are early in our development efforts. If we are unable to advance TX45, TX2100 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize TX45, TX2100 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our lead product candidates, TX45 and TX2100, will require clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as TX45 is still in a Phase 2 clinical trials and TX2100 has just entered a Phase 1a clinical trial.

Our ability to generate product revenues, which we do not expect will occur in the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of TX45, TX2100, and any future product candidates we develop, which may never occur. TX45, TX2100 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

To date, we have completed the Phase 1a trial in normal healthy volunteers and Phase 1b in patients with Group 2 Pulmonary Hypertension associated with HFrEF and HFpEF for TX45. We may experience delays in our ongoing clinical trials or preclinical studies. Additionally, we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. Furthermore, our product candidate TX2100 has just entered Phase 1a. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize TX45, TX2100 or any future product candidates, including:

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

•
delays in or failure to obtain institutional review board (“IRB”) approval at each site or positive ethics committee opinions;
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

In addition, we could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or ethics committees of the institutions in which such trials are being conducted, or the FDA or comparable foreign regulatory authorities, or recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including TX45, TX2100 and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our biologic products, including TX45 and TX2100, are safe and effective for use in each targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. For example, during clinical development our product candidates may fail to meet the expected shelf-life due to unforeseen stability or other technical issues at suppliers, which would prevent or delay or limit the scope of clinical development, regulatory approval, and commercialization. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize TX45, TX2100 and any future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses.

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

The results of nonclinical, preclinical and early-stage clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval or comparable foreign regulatory approval. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.

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

The results of our ongoing Phase 2 clinical trials of TX45 and/or our ongoing Phase 1a trial of TX2100 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Additionally, if any of our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, vary or suspend approvals of such product and require us to take such approved product off the market;
•
regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•
regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy (“REMS”) plan to ensure that the benefits of the product outweigh its risks or a comparable foreign plan;
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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with our protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. Any delays related to patient enrollment could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

•
location of trial sites in Eastern Europe for the Phase 2 TX45 trials, including active sites in the Ukraine, with their proximity to the conflict between Russia and the Ukraine;
•
delays in obtaining, or the inability to obtain, required approvals from institutional review boards (“IRBs”) and positive ethics committee opinions or other governing entities at clinical trial sites selected for participation in our clinical trials;
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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future Investigational New Drug (“IND”) applications in the United States, or similar applications in other jurisdictions. In July 2024, we received clearance from the FDA for our IND application for our TX45 program. In January 2026, we received clearance from Australia to commence the Phase 1a study with TX2100. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are currently conducting a Phase 1a clinical trial for TX2100 and Phase 2 clinical trials for TX45, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates, and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs, such as TX2100, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We are presently conducting clinical development in the United States, Eastern Europe, the European Union, Australia, and New Zealand and will likely choose to conduct additional international clinical trials in the future. The acceptance of study data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate mean. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Similar requirements and considerations apply abroad. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Similar risks apply abroad as foreign regulatory authorities have comparable authority. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
fines, warning letters or holds on clinical trials;
•
refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•
product seizure or detention or refusal to permit the import or export of our product candidates; and
•
injunctions or the imposition of civil or criminal penalties.

The FDA and foreign regulatory authorities strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability including, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Comparable rules apply in foreign countries. In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC), which may require approval by the competent national authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

The holder of a BLA or a foreign marketing authorization must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. For instance, the regulatory landscape related to clinical trials in the EU evolved. The EU Clinical Trials Regulation ("CTR"), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. The CTR foresaw a three-year transition period that ended on January 30, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a provisional agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The provisional agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

If approved, our investigational products may face competition from biosimilars approved through an abbreviated regulatory pathway.

We are currently developing TX45 initially for the treatment of Group 2 Pulmonary Hypertension (“PH”) in HFpEF, and for the treatment of PH-ILD, which we anticipate will be regulated as a biological product. Once Phase 1 is complete we anticipate developing TX2100 for HHT which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular proprietary molecules in our portfolio, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biotechnology industry, in particular for our lead product candidates TX45 TX2100, our business, financial condition and results of operations could be materially adversely affected.

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

In the EU, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (3) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. The period of market exclusivity is ten years during which the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of Group 2 PH, Group 3 PH-ILD, and Hereditary Hemorrhagic Telangiectasia (“HHT”) disorders. Although there are no other companies who have commercialized therapies for Group 2 PH or HHT, there are many other companies, including large biotechnology and pharmaceutical companies, that are developing therapies for these therapeutic areas. For example, Merck and Tenax Therapeutics for the treatment of Group 2 PH and Diagonal Therapeutics, Atavistik, Terremoto, Vaderis Therapeutics and Alnylam Pharmaceuticals for the treatment of HHT. For PH-ILD, United Therapeutics and Liquidia have commercialized therapies, while Insmed, Gossamar, Pulmovant, Halo Biosciences and Foresee Pharmaceuticals are developing therapies for PH-ILD. In addition, in January 2025, Eli Lilly terminated its Phase 2 trial of volenrelaxin, and in February 2026 AstraZenca announced its Phase 2 clinical trial with AZD3427 for Group 2 PH was discontinued due to efficacy, which has affected investor perception of relaxin product candidates in general.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Many countries implement health technology assessment (“HTA”), procedures that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies. These assessments are increasingly implemented in established and emerging markets. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In the EU, Regulation (EU) 2021/2282 on Health Technology Assessment, entered into application on January 12, 2025, through a phrased implementation. The Regulation intended to increase cooperation among EU Member States in assessing clinical aspects of health technologies, including new medicinal products. The Regulation establishes a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits EU member states to use common HTA tools, methodologies and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Each EU member state will, however, remain exclusively competent for assessing non‑clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions. Given that the extent to which pricing and reimbursement decisions are influenced by the HTA process currently varies between EU member states, it is possible that our products may be subject to favorable pricing and reimbursement status only in certain EU countries. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, including following periodic review, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. Moreover, in order to obtain reimbursement for our products in some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Efforts to generate additional data for the HTA process will involve additional expenses which may substantially increase the cost of commercializing and marketing our products in certain EU member states.

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
•
the federal Sunshine Act, as amended, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and local laws requiring the registration of pharmaceutical sales representatives; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and state and foreign laws that govern the privacy and security and other processing of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China, because our key manufacturer and supplier for TX45 is located in China. For example, trade tensions between the United States and China have been escalating in recent years. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, in April 2025, the U.S. government announced a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, on all U.S. imports. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels and application of such tariffs and the extent to which other countries impose retaliatory tariffs. In addition, these newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our supplier may not continue to provide us with battery components in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, on December 18, 2025, President Trump signed the National Defense Authorization Act for Fiscal Year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”), entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of a federal contract, and issuing grants or loans to entities to purchase, obtain, or use biotechnology equipment or services produced or provided by a BCC. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List. In addition, the U.S. Government has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions do not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as BCCs due to their inclusion on the 1260H List. The guidance to be issued by the Office of Management and Budget regarding implementation of the BIOSECURE Act may provide further clarity on this point. The BIOSECURE Act, and any other similar laws that may be passed, could severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, private health insurers, health maintenance organizations and other organizations, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. In the United States and markets in other countries, governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drug products. We cannot be sure that coverage and reimbursement will be available for any product that we or our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or our partners obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we and our partners may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to a third-party preissuance submission of prior art to the USPTO. There also may be prior art of which we are aware, but which we believe does not affect the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights or will design around the claims of our patents that cover our products.

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which has and will continue to significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, it is still developing its case law, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
•
it is possible that there are prior public disclosures that could invalidate our licensors’ patents, as the case may be, or parts of our or their patents;
•
it is possible that others may circumvent our owned or in-licensed patents;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to our own;
•
the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
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
•
we may not develop additional proprietary technologies for which we can obtain patent protection;
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

We are a party to license agreements pursuant to which we in-license key patents and patent applications for our product candidates. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may impede, delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

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

In addition, courts outside the United States are sometimes less willing to protect proprietary information. If we choose to go to court to stop a third party from using any of our proprietary information, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information , including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information or otherwise gain access to, or disclose, our technology.

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

We do not currently lease or own any facility that may be used as our clinical-scale manufacturing and processing facility and currently rely on contract development and manufacturing organizations (“CDMO”), including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to manufacture TX45 for use in our Phase 2 clinical trial. We currently have a sole source relationship with WuXi Biologics for our supply of TX45. If there should be any disruption in such supply arrangement or the supply arrangement with our CDMO for TX2100, including any adverse events affecting our sole supplier for TX45, WuXi Biologics, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with CGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of a product candidate. We perform periodic audits of each CDMO facility that supports our supply of TX45 and TX 2100 and reviews and approves all TX45 and TX2100 CGMP-related documentation. We also have quality agreements with our CDMOs that document our mutual agreement on compliance with CGMPs and expectations on quality-required communications to us. Beyond this, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities and the associated Quality Management System for the manufacture of a product candidate or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market such product candidate, if approved. Similarly, our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of a product candidate or drug and harm our business and results of operations. In addition, we have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved.

Moreover, our CDMOs may experience manufacturing difficulties due to resource constraints, governmental restrictions or as a result of labor disputes or unstable political environments. Supply chain issues, including those resulting from the health pandemic and the ongoing military conflict between Russia and Ukraine, may affect our third-party vendors and cause delays. Furthermore, since we have engaged WuXi Biologics, a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. For example, on December 18, 2025, President Trump signed the National Defense Authorization Act for Fiscal Year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”), entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of a federal contract, and issuing grants or loans to entities to purchase, obtain, or use biotechnology equipment or services produced or provided by a BCC. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List. In addition, the U.S. Government has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions do not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as BCCs due to their inclusion on the 1260H List. The guidance to be issued by the Office of Management and Budget regarding implementation of the BIOSECURE Act may provide further clarity on this point. In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi Biologics. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to transfer from WuXi Biologics, which is our sole manufacturing source for TX45, we anticipate that the complexity of the manufacturing process may materially impact the amount of time it would take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to supply product candidates, including TX45, in a timely manner or within budget. If any CDMO on which we will rely fails to manufacture quantities of a product candidate at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, cash flows, and prospects could be materially and adversely affected. In addition, our CDMO and/or distribution partners are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and our CDMO may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our products.

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

In addition, clinical investigators may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or a comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the preclinical study or clinical trial, the integrity of the data generated at the applicable preclinical study or clinical trial site may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA or a comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our clinical-stage product candidate or any future product candidates.

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

Consistent with various rules, regulations and CGMP requirements, our ability to advance our preclinical programs and successfully develop our product candidates requires access to animal research models sufficient to assess safety and in some cases to establish the rationale for therapeutic use. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfil regulatory requirements may materially adversely affect our ability to advance our preclinical programs and successfully develop our product candidates and this could result in significant harm to our business. During the COVID-19 pandemic, researchers and CROs experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of NHPs originating from breeding farms in Southeast Asia and limited access to the generation of genetically-modified rodent models used in efficacy evaluations. If we are unable to obtain NHPs in sufficient quantities and in a timely manner to meet the needs of our preclinical research programs, if the price of NHPs that are available increases significantly, or if our suppliers are unable to ship the NHPs in their possession that are reserved for them, our ability to advance our preclinical programs and successfully develop our preclinical candidates may be materially adversely affected or significantly delayed.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, and other threats to our business operations. For example, we rely on third parties to operate critical business systems and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions. We also rely on third parties, including CROs, clinical trial sites and clinical trial vendors, to collect, store, and transmit sensitive data as part of our research activities. Our ability to monitor these third parties is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover damages, or we may be unable to recover such awards. Supply-chain attacks have also increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Also, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

Likewise, we rely on third parties for the manufacture of TX45 and TX2100, to analyze clinical trial samples and to conduct clinical trials, and security incidents experienced by these third parties could have a material adverse effect on our business. Security incidents affecting us or the third parties we rely on or partners with could also result in substantial remediation costs and expose us to litigation (including class claims), regulatory enforcement action (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, fines, penalties, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data), financial loss and other liabilities and harms. Additionally, such incidents may trigger data privacy and security obligations requiring us to notify relevant stockholders, including affected individuals, customers, regulators, and investors. Such disclosures may be costly, and related requirements or the failure to comply with them could lead to adverse consequences. Even a perceived security incident or failure in compliance by us or a third-party partner may result in negative publicity, harm to our reputation, or other adverse effects.

Our contracts may not contain relevant limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data privacy and security obligations. Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will continue to be available to us on economically and commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.

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

Our obligations related to data privacy and security (and individuals’ data privacy obligations) are quickly changing in an increasingly stringent fashion and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Monitoring, preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations have in the past and may in the future necessitate changes to our information technologies, systems and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change aspects of our business model. Although we endeavor to comply with applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could impact whether or not we are in compliance.

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

We are subject to anti-corruption laws and regulations, including the Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties to sell our products or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $453.3 million. The amount of net operating loss carryforwards that we are permitted to deduct is limited to 80% of taxable income in each such taxable year to which the net operating loss carryforwards are applied. In addition, our U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law.

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

The Merger Actions generally allege that the Registration Statement misrepresents and/or omits certain purportedly material information in connection with the Merger, potential conflicts of interest of AVROBIO’s officers and directors, and the events that led to the signing of the Merger Agreement (as defined below). The Price and Keller actions assert claims for breach of fiduciary duty against all defendants. The Merger Actions seek, among other things, an injunction enjoining the consummation of the Merger, rescission of the Merger if consummated, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees and other relief the court may deem just and proper.

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

In connection with a private placement we completed in February 2025, we filed a resale shelf registration statement covering the resale of up to an aggregate of 3,689,465 shares of our common stock. Given the substantial number of shares available for resale, the sale of shares by such stockholders, or the perception in the market that the stockholders of a large number of shares intend to sell shares, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

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

Based on the number of shares outstanding as of December 31, 2025, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 60% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Properties

Our corporate headquarters are currently located in Watertown, Massachusetts, where we lease approximately 33,000 square feet of research laboratory and office space under a lease that expires in 2029. We believe our current facilities are adequate to meet our present operational needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Market under the symbol “TECX”. Public trading of our common stock began on June 21, 2024.

Holders of Common Stock

As of February 16, 2026, there were 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to the Company, “we,” “us,” and “our” refer to the business and operations of Tectonic Operating Company, Inc. (previously Tectonic Therapeutic, Inc., referred to as “Legacy Tectonic”) and its consolidated subsibdiaries prior to the Merger, and the business and operations of Tectonic Therapeutic, Inc. (previously AVROBIO, Inc., referred to as “AVROBIO”) and its consolidated subsidiaries following the Merger.

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

Our lead product candidates are TX45, an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone relaxin, and TX2100, a VHH-Fc fusion antagonist antibody that binds to the APJ receptor (“APLNR”).

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

The ongoing APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy of TX45 administered subcutaneously (“SC”) in subjects with PH-HFpEF, enriched for CpcPH. We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. Subjects are being randomized to 300 mg SC (2 ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. Change from baseline in PVR in the PVR>3 population is the primary endpoint of the trial. The trial is designed to enrich patients with a PVR>3 aiming for 70% of patients enrolled. We expect topline results from the APEX clinical trial in 2026.

In February 2026, the first site was activated and opened for screening in the 16-week, open label, repeat dose, Phase 2 clinical trial to evaluate TX45’s safety and hemodynamic effects in up to 25 subjects with PH associated with Interstitial Lung Disease (“ILD”), known as PH-ILD (Group 3 PH). PH-ILD is an orphan disease with limited treatment options and a high mortality rate. We believe TX45’s mechanism is well suited to PH-ILD’s disease pathophysiology because of its pulmonary vasodilation, anti-inflammatory, remodeling and anti-fibrotic activity. In patients with PH-ILD, elevation in PVR and mean pulmonary arterial pressure (“mPAP”) has been associated with increased mortality. In the Phase 1b trial in both CpcPH-HFpEF and CpcPH-HFrEF, TX45 resulted in significant reductions in mPAP and PVR as well as improvements in other hemodynamic endpoints. The TX45 PH-ILD Phase 2 trial will initiate at a dose of TX45 300 mg every four weeks administered SC with a primary efficacy endpoint of change from baseline in PVR at Week 16.

Our lead product candidate, TX2100, is being evaluated for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to APJ (also known as the apelin receptor; APLNR), a GPCR that mediates signaling by the pro-angiogenic peptide hormone apelin. A rodent surrogate of TX2100 demonstrated reductions in arteriovenous malformation (“AVM”) formation, bleeding, and anemia across the neonatal anti-BMP9/10 immunoblocked model and the more severe, adult inducible ALK1 knockout mouse model of HHT, supporting disease-modifying activity through APJ antagonism. TX2100 was further evaluated in non-human primates in IND-enabling GLP toxicology studies, including a 13-week repeat-dose study. In these studies, TX2100 was well tolerated at doses up to 100 mg/kg/week, with no treatment-related or target-related toxicities identified and no effects observed on cardiovascular, respiratory, neurological, renal, metabolic, or hematologic parameters. A formulation supporting subcutaneous dosing has been established, and drug substance and drug product manufacturing under Good Manufacturing Practice (“GMP”) have been completed to support initiation of a Phase 1a clinical trial. In February 2026, we randomized the first subject in the Phase 1a healthy volunteer clinical trial for TX2100. We are also planning a Phase 1b clinical trial to explore the safety and efficacy (epistaxis, anemia, and hematological support) of TX2100 in patients with severe HHT. In addition, subject to positive Phase 1a results, we plan to initiate a Phase 2 clinical trial for TX2100 in early 2027.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in connection with our research activities, including discovery efforts and the preclinical and clinical development of our programs, product candidates, and platform. These expenses include:

•
employee-related expenses, including salaries, bonuses, benefits and stock-based compensation, for employees engaged in research and development functions;
•
expenses incurred in connection with research and the preclinical and clinical development of our programs and our product candidates, including fees paid to contract research organizations (“CROs”);

•
costs related to manufacturing materials for our preclinical studies and clinical trials, including fees paid to contract development and manufacturing organizations (“CDMOs”);
•
laboratory supplies, consumables and other research materials;
•
facilities, depreciation, and other expenses related to research and development activities, which include direct or allocated expenses for rent, utilities, and facility maintenance;
•
costs related to compliance with regulatory requirements; and
•
payments made under third-party licensing agreements.

We expense all research and development costs as incurred. Costs for certain development activities are recognized based on our evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods have been delivered or the services have been performed, or when it is no longer expected that the goods will be delivered or the services rendered.

Upfront payments under license agreements are expensed upon receipt of the license. Annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license or collaboration agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Costs that are deployed across multiple programs or platform activities and not directly attributable to any single program are recorded as platform development and unallocated research and development expenses, which include multi-program employee-related costs, cross-program licensing payments, laboratory supplies and related expenses, contract research, manufacturing and consulting services, facility-related and other expenses, including depreciation, and discovery efforts.

Research and development activities are central to our business. Later-stage clinical programs generally incur higher costs than early-stage programs due to the increased size and duration of trials. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We will continue to evaluate which product candidates to pursue and the allocation of funding based on preclinical and clinical results, regulatory developments, and commercial potential. We expect our research and development expenses to increase significantly as we advance our product candidates through clinical development and initiate additional clinical trials. Our future expenses may vary significantly each period based on factors such as:

•
expenses incurred to conduct preclinical studies required to advance our product candidates into clinical development;
•
per patient trial costs, based on the number of doses that patients receive;
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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits and stock-based compensation, for our personnel in executive, finance and information technology, and other administrative functions. General and administrative expenses also include professional fees for legal, accounting, and consulting services, insurance costs, facilities and information technology expenses, investor relations and public company compliance costs, and other general corporate overhead. As a clinical-stage company, our general and administrative expenses are driven in part by the costs required to support our research and development activities and to operate as a public company.

Other Income (Expense)

Interest Income

Interest income primarily consists of interest earned on money market funds, which are included in cash and cash equivalents on the Consolidated Balance Sheet.

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

Income Tax Expense

During the year ended December 31, 2025, we recorded income tax expense of approximately $1.2 million related to the dissolution of our wholly owned Australian subsidiary, Tectonic Therapeutic Pty Ltd. This entity is being dissolved as part of a broader corporate initiative intended to streamline operations and reduce administrative costs. The dissolution triggered a taxable event under Australian tax law due to the deemed disposition of certain assets at fair market value. As a result, we recognized a tax liability based on the difference between the carrying amount of these assets for financial reporting purposes and their tax basis. The dissolution does not have a significant impact on our effective tax rate for the period, but it did result in a discrete item within the period. We do not expect material ongoing tax consequences from this dissolution.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following tables summarize our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$63,489	$41,364	$22,125	53%
General and administrative	20,547	16,651	3,896	23%
Total operating expenses	84,036	58,015	26,021	45%
Loss from operations	(84,036)	(58,015)	(26,021)	45%
Other income (expense):
Interest income	11,297	4,261	7,036	165%
Interest expense	(63)	(107)	44	(41%)
Change in fair value of the SAFE liabilities	—	(3,610)	3,610	(100%)
Other expense	(119)	(511)	392	(77%)
Total other income, net	11,115	33	11,082	33,582%
Loss before income tax	(72,921)	(57,982)	(14,939)	26%
Income tax expense	(1,230)	—	(1,230)	100%
Net loss	$(74,151)	$(57,982)	$(16,169)	28%

Research and Development Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Direct research and development expenses by program:
TX45	$24,327	$15,324	$9,003	59%
TX2100	12,494	4,417	8,077	183%
Platform development and unallocated expenses:
Employee-related expenses, including stock-based compensation	17,455	12,317	5,138	42%
Contract research, manufacturing and consulting services	1,163	1,159	4	0%
Laboratory supplies and related expenses	3,274	3,653	(379)	(10%)
Facility related and other expenses, including depreciation	4,776	4,494	282	6%
Total platform development and unallocated expenses	26,668	21,623	5,045	23%
Total research and development expenses	$63,489	$41,364	$22,125	53%

Total research and development expenses increased by $22.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Direct research and development program expenses increased primarily due to advancement of our preclinical and clinical programs. TX45 expenses increased by $9.0 million, primarily attributable to CRO costs related to the ongoing Phase 2 clinical trial. TX2100 expenses increased by $8.1 million, as the program progressed further through discovery and development.

Platform development and unallocated expenses increased by $5.0 million, primarily driven by higher employee-related expenses. The increase in employee-related expenses was primarily due to an increase in stock-based compensation expense related to the ongoing issuance of equity awards and increase in the weighted-average fair value of the awards granted. In addition, we expanded our research and development team to support our programs, resulting in higher payroll and related costs.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
Employee-related expenses, including stock-based compensation	$11,550	$7,862	$3,688	47%
Professional and consulting expenses	7,371	7,009	362	5%
Facility related and other expenses, including depreciation	1,626	1,780	(154)	(9%)
Total general and administrative expenses	$20,547	$16,651	$3,896	23%

General and administrative expenses increased by $3.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher employee-related expenses, including stock-based compensation, which increased by $3.7 million. The increase in stock-based compensation expense was primarily attributable to the ongoing issuance of equity awards and increase in the weighted-average fair value of the awards granted.

We anticipate that our general and administrative expenses will continue to increase in the future as we continue to invest in infrastructure and personnel to support the advancement of our clinical programs and operation as a public company. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other Income (Expense)

Interest Income

Interest income increased by $7.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in cash and cash equivalents as a result of the Merger and Private Placement.

Change in Fair Value of SAFE Liabilities

The SAFE liabilities loss of $3.6 million resulted from the remeasurement of the SAFE liabilities to fair value during the year ended December 31, 2024.

Income Tax Expense

Income tax expense of approximately $1.2 million was recorded during the year ended December 31, 2025, related to the dissolution of Tectonic Therapeutic Pty Ltd.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our research programs and product candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CROs and CDMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations primarily through the sale and issuance of common stock, convertible equity instruments, and the Merger. In February 2025, we sold shares of our common stock under the Private Placement in exchange for net proceeds of approximately $173.1 million. We currently have an effective shelf registration statement on Form S-3 filed with the SEC, which we may use to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, we have the ability to sell up to $100 million of additional shares of our common stock to the public through an at the market offering (“ATM”). During the year ended December 31, 2025, we did not sell any shares under the ATM program. As of December 31, 2025, the full $100 million remained available for issuance under the ATM program.

As of December 31, 2025, we had $253.8 million in cash and cash equivalents and an accumulated deficit of $222.7 million. Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at December 31, 2025 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. However, our estimates are based on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than expected. We may require additional funding to support our research programs, clinical development, and general operations. There can be no assurance that additional financing, whether through public or private equity, debt, collaborations, or licensing arrangements, will be available on acceptable terms, or at all.

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(60,078)	$(59,080)
Net cash used in investing activities	(138)	(156)
Net cash provided by financing activities	173,355	171,714
Effect of exchange rate changes on cash and cash equivalents	(95)	(8)
Net increase in cash, cash equivalents and restricted cash	$113,044	$112,470

Operating Activities

Net cash used in operating activities was $60.1 million for the year ended December 31, 2025. Cash used in operations was primarily used to fund our operations in developing our product candidates, resulting in a net loss of $74.2 million, partially offset by non-cash charges of $14.1 million. Changes in operating assets and liabilities, including the timing of vendor payments and lease repayments, had a minimal net effect of $0.1 million on cash used in operating activities.

Net cash used in operating activities was $59.1 million for the year ended December 31, 2024. Cash used in operating activities was primarily used to fund our operations to develop our product candidates resulting in a net loss of $58.0 million and $10.3 million of changes in operating assets and liabilities related to accrued expenses, timing of vendor payments and lease repayments offset by non-cash charges of $9.2 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 and 2024 was nominal and related to the purchase and sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $173.4 million for the year ended December 31, 2025, primarily due to net proceeds of $173.1 million from the sale of shares pursuant to the Private Placement and $1.2 million in proceeds from the exercise of stock options.

Net cash provided by financing activities was $171.7 million for the year ended December 31, 2024, primarily due to net proceeds of $94.6 million from the sale of shares pursuant to the Subscription Agreement, $76.0 million of net cash acquired in connection with the Merger, and $1.6 million in proceeds from the exercise of stock options.

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

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years.

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

We have lease obligations for certain laboratory equipment and office and laboratory space under non-cancelable operating and finance leases. In September 2025, we entered into a non-cancelable operating lease for office and laboratory space in Watertown, Massachusetts. As of December 31, 2025, this lease had not commenced; accordingly, no right-of-use asset or lease liability has been recorded on the Consolidated Balance Sheet. The lease will be recognized upon commencement in January 2026, at which time a right-of-use asset and corresponding lease liability will be recorded based on the present value of lease payments over the lease term.

The leases, including the Watertown lease, expire at various times through 2029. Minimum lease payments under these agreements are $2.5 million in 2026, $1.9 million in 2027, $2.0 million in 2028, and $0.2 million in 2029. These amounts reflect enforceable obligations under non-cancelable contracts and do not include commitments that can be terminated without significant penalty.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities in our consolidated financial statements and the reported amounts of expenses during the reporting periods. We base our estimates on historical experience, known trends and events, and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities and recorded expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates.

While our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to our financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses, primarily related to services performed by third parties such as CROs and CDMOs. This process involves estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make judgments and estimates of our research and development expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time, which includes corroboration of these estimates with the service providers. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Changes in these estimates that result in material changes to our accrued costs could materially affect our results of operations. To date, we have not experienced any material adjustments to our prior estimates of prepaid and accrued research and development expenses.

Stock-Based Compensation Expense

We recognize stock-based compensation expense for employee and non-employee equity awards, including stock options and restricted stock units, over the requisite service period in accordance with ASC 718. Stock options are measured at fair value on the grant date using the Black-Scholes option pricing model, which requires assumptions regarding expected volatility, expected term, risk-free interest rates, and expected dividend yield. The grant date fair value of our common stock is based on the closing quoted market price of our common stock as reported by the NASDAQ Global Market on the date of grant. Stock-based compensation is recorded in either research and development expense or general and administrative expenses depending on the roles of the recipients.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information otherwise required under this Item.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting because we are a non-accelerated filer and a “smaller reporting company".

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, the following directors of the Company adopted a “Rule 10b5-1 trading arrangement” as the term is defined in Item 408(a) of Regulation S-K, all of which were entered into during an open trading window in accordance with the Company’s Insider Trading Policy and all of which were intended to satisfy Rule 10b5-1(c):

•
On November 14, 2025, Peter McNamara, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan that provides for the sale of up to 35,102 shares of common stock from the exercise of vested stock options. The plan will expire on December 14, 2026 subject to early termination for specified events set forth in the plan.

Except as set forth above, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

4.1**	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-3857) filed with the SEC on March 20, 2025).

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

10.3**

2019 Equity Incentive Plan of Tectonic Therapeutic, Inc., and form of award agreements thereunder (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on February 14, 2024).

10.4*	Non-Employee Director Compensation Policy of Tectonic Therapeutic, Inc.

10.5**

2024 Equity Incentive Plan of Tectonic Therapeutic, Inc.(incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on June 20, 2024).

10.6**

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

10.09**

License Agreement, dated February 10, 2022, by and between Tectonic Therapeutic, Inc. and President and Fellows of Harvard College (incorporated by reference to Exhibit 10.35 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on March 26, 2024).

10.10**

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

10.12**

Offer Letter dated June 16, 2021, by and between Tectonic Therapeutic, Inc. and Marcella Ruddy (incorporated by reference to Exhibit 10.43 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-277048) filed with the Securities and Exchange Commission on April 15, 2024).

10.13**

Offer Letter dated May 28, 2024, by and between Tectonic Therapeutic, Inc. and Daniel Lochner (incorporated by reference to Exhibit 10.17 to the Registrants Annual Report on Form 10-K (File No. 001-38537) filed with the Securities and Exchange Commission on March 20, 2025)

10.14**

Form of Severance Plan and Form of Participation Agreement of Tectonic Therapeutic, Inc. (incorporated as reference to Exhibit 10.47 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-4 filed on April 15, 2024 (File No. 333-277048) and incorporated herein by reference).

10.15**

Form of Securities Purchase Agreement, dated as of February 3, 2025, by and among Tectonic Therapeutic, Inc. and the purchasers thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on February 3, 2025).

10.16**

Form of Registration Rights Agreement, dated as of February 3, 2025, by and among Tectonic Therapeutic, Inc. and the signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38537) filed with the Securities and Exchange Commission on February 3, 2025)

19.1**

Insider Trading Policy of Tectonic Therapeutic, Inc. (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38537) filed with the Securities and Exchange Commission on March 20, 2025).

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

97.1**

Incentive Compensation Recoupment Policy of Tectonic Therapeutic, Inc.(incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10K (File No. 001-38537) filed with the Securities and Exchange Commission on March 20, 2025).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

** Filed previously.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECTONIC THERAPEUTIC, INC.

Date: February 26, 2026	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Daniel Lochner
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

Signature	Title	Date

/s/ Alise Reicin	President, Chief Executive Officer and Director	February 26, 2026
Alise Reicin	(Principal Executive Officer)

/s/ Daniel Lochner	Chief Financial Officer	February 26, 2026
Daniel Lochner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Terrance McGuire	Director	February 26, 2026
Terrance McGuire

/s/ Stefan Vitorovic	Director	February 26, 2026
Stefan Vitorovic

/s/ Timothy A. Springer	Director	February 26, 2026
Timothy A. Springer

/s/ Praveen Tipirneni	Director	February 26, 2026
Praveen Tipirneni

s/ Phillip B. Donenberg	Director	February 26, 2026
Phillip B. Donenberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tectonic Therapeutic, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tectonic Therapeutic, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and prepaid contract research and development and manufacturing expenses — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company records accrued and prepaid research and development and manufacturing expenses for third-party contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”). Estimates of expenses incurred are determined by reviewing information provided to the Company by its service providers and through discussions with both internal personnel and external service providers as to the status of specific tasks within arrangements. Expenses incurred in excess of amounts invoiced are recorded as accrued expenses. Payments made in excess of costs incurred are recorded as prepaid expenses.

We identified auditing the estimates of the progress to completion of specific tasks performed by CROs and CDMOs as a critical audit matter due to (i) the level of judgment required by management and the volume of such estimates made by management and (ii) the degree of auditor judgment, subjectivity, and increased extent of effort in performing procedures to evaluate the reasonableness of management’s estimates of progress to completion.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses and manufacturing expenses included the following, among others:

•
We tested the design and implementation of controls over the estimation of accrued and prepaid research and development and manufacturing expenses.
•
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
o
Performed corroborating inquiries with Company personnel responsible for overseeing the activities performed by the Company’s CROs and CDMOs, which may include the service providers’ estimate of completed tasks or progress of completion of certain tasks within the arrangement.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 26, 2026

We have served as the Company's auditor since 2022.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$253,798	$141,239
Prepaid expenses and other current assets	2,974	5,618
Restricted cash	587	—
Total current assets	257,359	146,857
Property and equipment, net	1,185	2,151
Finance right-of-use assets, net	495	919
Operating right-of-use assets	874	2,235
Restricted cash	485	587
Other assets	640	156
Total assets	$261,038	$152,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,093	$976
Accrued expenses and other current liabilities	7,340	7,850
Finance lease liability	344	489
Operating lease liability	889	2,295
Total current liabilities	9,666	11,610
Operating lease liability, non-current	—	132
Finance lease liability, non-current	43	387
Total liabilities	9,709	12,129
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 18,738,249 and 14,856,309 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	474,160	289,351
Accumulated other comprehensive (loss) income	(96)	9
Accumulated deficit	(222,737)	(148,586)
Total stockholders’ equity	251,329	140,776
Total liabilities and stockholders’ equity	$261,038	$152,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$63,489	$41,364
General and administrative	20,547	16,651
Total operating expenses	84,036	58,015
Loss from operations	(84,036)	(58,015)
Other income (expense):
Interest income	11,297	4,261
Interest expense	(63)	(107)
Change in fair value of SAFE liabilities	—	(3,610)
Other expense	(119)	(511)
Total other income, net	11,115	33
Loss before income tax	(72,921)	(57,982)
Income tax expense	(1,230)	—
Net loss	(74,151)	(57,982)
Other comprehensive loss:
Foreign currency translation adjustment	(105)	9
Comprehensive loss	$(74,256)	$(57,973)
Net loss per share, basic and diluted	$(4.05)	$(6.83)
Weighted-average common shares outstanding, basic and diluted	18,322,533	8,490,171

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2024	3,647,675	$80,627	1,407,753	$—	$5,979	$(11)	$(90,604)	$(84,636)
Conversion of Convertible Preferred Stock into common stock in connection with the Merger	(3,647,675)	(80,627)	3,647,675	—	80,627	—	—	80,627
Issuance of common stock upon exercise of stock options	—	—	388,727	—	1,624	—	—	1,624
Issuance of common stock upon vesting of restricted common stock	—	—	—	—	15	—	—	15
Issuance of common stock to related party investors upon redemption of the SAFEs	—	—	1,470,839	—	34,125	—	—	34,125
Issuance of common stock under the Subscription Agreement, net of offering costs of $2,000	—	—	4,163,606	1	94,600	—	—	94,601
Issuance of common stock upon the Merger, net of transaction costs of $9,300	—	—	3,777,709	1	68,890	—	—	68,891
Stock-based compensation expense	—	—	—	—	3,491	—	—	3,491
Foreign currency translation adjustment	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(57,982)	(57,982)
Balance as of December 31, 2024	—	$—	14,856,309	$2	$289,351	$9	$(148,586)	$140,776
Issuance of common stock upon exercise of stock options	—	—	185,773	—	1,231	—	—	1,231
Issuance of common stock in connection with the private placement, net of offering costs of $11,928	—	—	3,689,465	—	173,098	—	—	173,098
Issuance of common stock upon vesting of restricted stock units, net	—	—	6,702	—	(17)	—	—	(17)
Stock-based compensation expense	—	—	—	—	10,497	—	—	10,497
Foreign currency translation adjustment	—	—	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	—	—	(74,151)	(74,151)
Balance as of December 31, 2025	—	$—	18,738,249	$2	$474,160	$(96)	$(222,737)	$251,329

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(74,151)	$(57,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,375	1,645
Stock-based compensation expense	10,497	3,491
Loss on sale of property and equipment	153	—
Reduction in the carrying amount of the operating right-of-use assets	2,118	434
Change in fair value of SAFE liabilities	—	3,610
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,644	(3,194)
Other non-current assets	17	544
Accounts payable	116	(1,421)
Accrued expenses and other current liabilities	(552)	(5,642)
Operating lease liabilities	(2,295)	(565)
Net cash used in operating activities	(60,078)	(59,080)
Cash flows from investing activities:
Purchase of property and equipment	(208)	(156)
Proceeds from the sale of property and equipment	70	—
Net cash used in investing activities	(138)	(156)
Cash flows from financing activities:
Proceeds from the Private Placement, net of offering costs of $11,928	173,098	—
Proceeds from the Subscription Agreement, net of offering costs of $2,000	—	94,600
Cash acquired in connection with the Merger, net of transaction costs of $9,300	—	75,965
Proceeds from exercise of stock options	1,231	1,624
Payments for employee taxes related to net share settlement of equity awards	(17)	—
Payment of deferred offering costs	(468)	—
Repayment of finance lease obligations	(489)	(475)
Net cash provided by financing activities	173,355	171,714
Effect of exchange rate changes on cash and cash equivalents	(95)	(8)
Net increase in cash and cash equivalents and restricted cash	113,044	112,470
Cash and cash equivalents and restricted cash as of beginning of period	141,826	29,356
Cash and cash equivalents and restricted cash as of end of period	$254,870	$141,826
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$253,798	$141,239
Restricted cash	1,072	587
Total cash, cash equivalents and restricted cash	$254,870	$141,826
Supplemental Cash Flow Information:
Deferred offering costs included in accrued expenses and other liabilities	$35	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$757	$—
Conversion of SAFEs to Common Stock	$—	$34,125
Conversion of Convertible Preferred Stock to Common Stock	$—	$80,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECTONIC THERAPEUTIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data )

1. NATURE OF BUSINESS

Description of the Business

Tectonic Therapeutic, Inc. (formerly AVROBIO, Inc.) (the “Company” or “Tectonic”) is a clinical-stage biotechnology company focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of G-protein coupled receptors (“GPCRs”). Leveraging its proprietary technology platform called GEODe™ (GPCRs Engineered for Optimal Discovery), Tectonic is focused on developing biologic medicines that overcome the existing challenges of GPCR-targeted drug discovery and harness the human body to modify the course of disease. Tectonic focuses on areas of significant unmet medical need, often where therapeutic options are poor or nonexistent, as these are areas where new medicines have the potential to improve patient quality of life.

Merger

On June 20, 2024, the Company completed its previously announced merger transaction in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 30, 2024 (the “Merger Agreement”) with AVROBIO, Inc. (“AVROBIO”), pursuant to which Alpine Merger Subsidiary, Inc., a wholly owned subsidiary of AVROBIO, merged with and into the entity formerly known as Tectonic Therapeutic, Inc., now known as Tectonic Operating Company, Inc. (“Legacy Tectonic”), with Legacy Tectonic continuing as a wholly owned subsidiary of the surviving corporation of AVROBIO (the “Merger”). The Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“GAAP”), with AVROBIO treated as the acquired company for financial reporting purposes, and Legacy Tectonic treated as the accounting acquirer. Accordingly, the historical financial statements prior to the Merger reflect those of Legacy Tectonic.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure, and extensive compliance reporting capabilities.

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $74.2 million and $58.0 million for the years ended December 31, 2025 and 2024, respectively and had an accumulated deficit of $222.7 million as of December 31, 2025. The Company has financed its operations primarily through the sale and issuance of common stock, convertible equity instruments, and the Merger. In February 2025, the Company sold shares of its common stock under a securities purchase agreement in exchange for net proceeds of approximately $173.1 million. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. The Company also has an effective shelf registration statement on Form S-3 filed with the SEC, which may be used to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, the Company has the ability to sell up to $100 million of additional shares of common stock to the public through an at the market offering (“ATM”). During the year ended December 31, 2025, the Company did not sell any shares under the ATM program. As of December 31, 2025, the full $100 million remained available for issuance under the ATM program.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $253.8 million as of December 31, 2025. In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund operations beyond twelve months from the date of issuance of these consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance refers to U.S. GAAP as codified in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split and Exchange Ratio

Upon the closing of the Merger, each outstanding share of Legacy Tectonic’s common stock, including outstanding and unvested restricted stock, was converted into the right to receive a number of shares of AVROBIO’s common stock based on the Exchange Ratio of 0.53, after giving effect to the 1-for-12 reverse stock split of AVROBIO common stock that was effected on June 20, 2024. The exchange ratio was retroactively applied to all outstanding common shares, convertible preferred shares, stock options and restricted stock for all periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. These estimates are based on historical experience and other assumptions that the Company believes are reasonable under the circumstances. Revisions to estimates are recorded in the period in which the change becomes known.

Significant estimates include the valuation of stock-based awards, prepaid and accrued research and development activities, and income taxes. Actual results may differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Foreign Currency

The operations of each of the Company’s subsidiaries are measured in the currency of the primary economic environment in which the subsidiary operates (the “functional currency”). Assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars using period-end exchange rates. Income and expense items are translated at the average exchange rate in effect during each fiscal month. Translation adjustments resulting from the remeasurement of foreign subsidiary financial statements are included as a component of Accumulated Other Comprehensive Loss in the Consolidated Balance Sheets. Gains and losses from foreign currency transactions are included in Other Income (Expense), Net in the Consolidated Statements of Operations and Comprehensive Loss.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its chief executive officer, who reviews financial information on a consolidated basis for the purpose of making operating decisions, assessing financial performance, and allocating resources. The Company manages and evaluates its operations on a consolidated basis and has one reportable segment. The CODM primarily evaluates the Company’s performance based on net loss and reviews significant expense categories at the consolidated level. Segment assets are not separately monitored, as the CODM focuses on cash and expense impact. Refer to Note 16, Segment Information, for additional disclosures regarding the Company’s single reportable segment, including segment net loss and significant expense categories.

Summary of Significant Accounting Policies

Cash, Cash Equivalents, Restricted Cash, and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Restricted cash represents cash held to support letters of credit related to certain operating leases and is classified within other current or non-current assets on the Consolidated Balance Sheets based on the expected timing of release.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the Consolidated Balance Sheets that total the same such amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2025	2024
Cash and cash equivalents	$253,798	$141,239
Restricted cash	1,072	587
Cash, cash equivalents and restricted cash	254,870	141,826

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash. The Company maintains its cash, cash equivalents, and restricted cash with multiple accredited financial institutions. Deposits held with these institutions may exceed federally insured limits. The Company has not experienced any losses related to these accounts and does not believe it is exposed to significant credit risk beyond the normal risks associated with commercial banking relationships.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years, depending on the nature of the asset. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the remaining lease term.

Construction-in-progress reflects amounts incurred for property and equipment that have not yet been placed in service and, accordingly, are not depreciated or amortized until the related assets are ready for their intended use.

Expenditures for major renewals and improvements that extend the useful life of an asset or increase its functionality are capitalized when they meet the Company’s capitalization criteria. Routine maintenance and minor repairs that do not extend the useful life of an asset are expensed as incurred.

Upon retirement or disposal of property and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Long-Lived Assets

The Company reviews long-lived assets, which consist primarily of property and equipment, for impairment in accordance with ASC 360, Property, Plant, and Equipment. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent.

Recoverability is assessed by comparing the carrying amount of the asset group to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds the asset group’s fair value. Fair value is determined using valuation techniques consistent with ASC 820, Fair Value Measurement, which may include market and income approaches, as appropriate.

Changes in estimates of useful lives or residual values are accounted for prospectively and result in adjustments to depreciation or amortization expense over the remaining useful lives of the related assets.

No impairment losses were recognized during the years ended December 31, 2025 and 2024.

Fair Value Measurements

The Company measures certain financial instruments at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement and is determined based on assumptions that market participants would use in pricing an asset or liability.

The Company’s financial instruments measured at fair value consist solely of cash equivalents, which are valued using quoted prices in active markets. Accordingly, these instruments are classified within Level 1 of the fair value hierarchy. The Company does not have any financial instruments classified within Level 2 or Level 3 of the fair value hierarchy.

A three-level fair value hierarchy has been established to prioritize the inputs used in measuring fair value as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or valuations with significant inputs that are observable, either directly or indirectly.

Level 3 — Valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). The Company’s leases primarily consist of real estate and laboratory equipment. At lease inception, the Company determines whether an arrangement contains a lease and classifies it as either an operating or finance lease. The Company’s operating and finance lease assets are included in right-of-use assets, net, and the current and non-current portions of the lease liabilities are included in lease liabilities and lease liabilities, non-current, respectively, on the Consolidated Balance Sheets. Right-of-use assets and lease liabilities are initially measured at the present value of future lease payments over the lease term, including fixed payments and certain in-substance fixed payments. Right-of-use assets are based on the corresponding lease liability, adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. Variable lease payments that do not depend on an index or rate are excluded from the measurement of lease liabilities and are recognized as expense as incurred.

The Company does not account for renewals or early terminations unless it is reasonably certain that such options will be exercised at lease commencement. Lease modifications are accounted for in accordance with ASC 842 when the modification results in a separate contract or a remeasurement of the existing lease. The Company has elected the practical expedient to account for lease and non-lease components as a single lease component for both operating and finance leases.

Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the leased asset. The discount rate used to calculate the present value of lease liabilities is either the rate explicitly stated in the lease for finance leases or the Company’s incremental borrowing rate at the lease commencement date. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. In determining the incremental borrowing rate, the Company considers factors including its credit rating, interest rates for similar debt instruments of entities with comparable credit ratings, the lease term, and the currency in which the lease is denominated.

The Company has elected the practical expedient to not recognize leases with a lease term of twelve months or less (“short-term leases”) on the balance sheet. Lease payments for such short-term leases are recognized as expense on a straight-line basis over the lease term.

Refer to Note 10, Leases, for additional information.

Research and Development Expenses

The Company expenses research and development costs as incurred in accordance with ASC 730, Research and Development. These costs primarily support discovery activities and the development of the Company’s product candidates and technology platform, including preclinical and clinical development of its development programs. Expenses include fees paid to third parties and contract research organizations (“CROs”), costs to manufacture materials for studies and trials, including payments to contract development and manufacturing organizations (“CDMOs”), and employee-related costs such as salaries, bonuses, benefits, and stock-based compensation. The Company also includes facilities-related costs, depreciation, and other direct or allocated expenses for rent, maintenance, and utilities, as well as licensing and license maintenance fees under agreements with no alternative future use and costs incurred to meet regulatory requirements.

The Company accrues expenses for research and development activities performed by third parties based on the level of services performed, the progress of studies (including the phase or completion of events), and contracted costs. Estimated costs of research and development provided but not yet invoiced are recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Accruals are adjusted as actual timing of services or levels of effort differ from estimates. Payments made to third parties in advance of the related services are recorded as prepaid expenses until the services are rendered. The Company estimates the period over which such services will be performed based on the terms of the agreements and the level of effort expected in each period.

Stock-Based Compensation Valuation and Expense

The Company measures all stock options and other stock-based awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award, in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) . Restricted stock units (“RSUs”) are measured and recognized over the vesting period based on the quoted market price of the Company’s common stock on the grant date.

The Company utilizes the Black-Scholes-Merton (“BSM”) option pricing model to determine the estimated fair value of stock options granted to employees and non-employees, including directors. In addition to the fair value of the Company’s common stock, the BSM model requires several key assumptions:

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

The Company accounts for forfeitures as they occur. Stock-based compensation expense is recorded in research and development expense or general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss, based on the employee or non-employee’s functional role within the Company. See Note 8, Equity Incentive Plans, for additional information.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Refer to Note 13, Income Taxes, for further information.

Net Loss per Share

Basic and diluted net loss per common share is calculated in accordance with ASC 260, Earnings per Share, by dividing net loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities, including stock options and restricted stock units, are excluded from the computation of diluted net loss per share because their effect would be anti-dilutive for all periods presented. Refer to Note 9, Net Loss per Share, for the detailed computation of basic and diluted net loss per share and information regarding the potentially dilutive securities excluded from the computation.

Comprehensive Loss

Comprehensive loss is determined in accordance with ASC 220, Comprehensive Income, and includes net loss and other changes in stockholders’ equity resulting from transactions and economic events other than those with stockholders. For the Company, comprehensive loss consists of net loss plus foreign currency translation adjustments for all periods presented.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which enhances the income tax disclosure requirements for public entities on an annual basis. Under ASU 2023-09, public entities will be required to disclose in their rate reconciliation, on an annual basis, both percentages and amounts in their reporting currency for certain categories in a tabular format, with accompanying qualitative disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2025. The adoption of this standard impacted the Company’s disclosures but did not have a material impact on its consolidated financial statements, results of operations, or financial position.

Recently Issued Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”) to clarify the applicability of ASC 270 and improve the organization of the guidance. The ASU clarifies when an entity is subject to interim reporting requirements and establishes disclosure principles for material events occurring since the end of the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Improvements to Accounting Standards Codification (“ASU 2025-12”), which addresses stakeholder suggestions and makes incremental improvements to U.S. GAAP. The amendments clarify guidance, correct errors, and make minor improvements to the Accounting Standards Codification. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

3. Merger

As described in Note 1, Nature of the Business, the Company completed its Merger with AVROBIO on June 20, 2024. The Merger was accounted for as a reverse recapitalization in accordance with GAAP, with Legacy Tectonic as the accounting acquirer of AVROBIO. At the effective time of the Merger, substantially all the assets of AVROBIO consisted of cash and cash equivalents, as well as other nominal assets. Under such reverse recapitalization accounting, the assets and liabilities of AVROBIO were recorded at their fair value at the effective time of the Merger, which approximated book value due to the short-term nature. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the historical operations of Legacy Tectonic for accounting purposes together with the issuance of shares to the former shareholders of AVROBIO, the legal acquirer, and a recapitalization of the equity of Legacy Tectonic, the accounting acquirer. The exchange ratio was retroactively applied to all outstanding common shares, convertible preferred shares, stock options and restricted stock of Legacy Tectonic.

As part of the recapitalization, Legacy Tectonic recognized the assets and liabilities listed below:

Cash and cash equivalents	$85,230
Prepaid expenses and other current assets	319
Accounts payable	(1,988)
Accrued expenses and other current liabilities	(5,405)
Net assets acquired	$78,156

The Company incurred transaction costs of $9.3 million which was recorded as a reduction to additional paid-in capital in the Consolidated Balance Sheet for the year ended December 31, 2024.

4. FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$253,498	$—	$—	$253,498
Total assets	$253,498	$—	$—	$253,498

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$139,610	$—	$—	$139,610
Total assets	$139,610	$—	$—	$139,610

Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets and are measured at fair value on a recurring basis. These instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical assets.

There were no transfers between the Level 1, Level 2 or Level 3 categories during the years ended December 31, 2025 and 2024.

The carrying amounts reflected in the Company's Consolidated Balance Sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values, due to their short-term nature.

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

Upon the closing of the Merger, the principal balance of the SAFE instruments was automatically redeemed for 2,752,216 shares of Legacy Tectonic common stock at the conversion price of $12.40 per share immediately prior to the Merger closing. As such the valuation inputs utilized to adjust the SAFE liability to fair value upon the closing of the Merger was $12.40. At closing, shares of Legacy Tectonic common stock issued pursuant to the redemption of Legacy Tectonic SAFEs were converted into 1,470,839 shares of AVROBIO common stock based on the Exchange Ratio, pursuant to the Merger Agreement. No level 3 instruments remain outstanding after the Merger.

The following table presents activity for the SAFE liabilities that were measured at fair value using significant unobservable Level 3 inputs during the year ended December 31, 2024:

SAFE Liabilities
Balance as of January 1, 2024	30,515
Fair value adjustments	3,610
Redemption	(34,125)
Balance as of December 31, 2024	$—

5. PROPERTY and EQUIPMENT, NET

Property and equipment, net is comprised of the following:

	December 31, 2025	December 31, 2024
Laboratory equipment	$4,286	$4,590
Office equipment, furniture and fixtures	281	281
Leasehold improvements	25	25
	4,592	4,896
Less: accumulated depreciation	(3,407)	(2,745)
Property and equipment, net	$1,185	$2,151

Depreciation expense was $1.0 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively, and is primarily attributable to research and development activities.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised of the following:

	December 31, 2025	December 31, 2024
Accrued compensation and related expenses	$4,110	$3,585
Accrued research and development expenses	2,301	2,787
Accrued other expenses	929	1,478
Total accrued expenses and other current liabilities	$7,340	$7,850

7. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001 per share. Holders of voting common stock are entitled to one vote per share. In addition, holders of voting common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors. As of December 31, 2025, no dividends have been declared.

The Company reserved common stock for future issuance as follows:

	December 31, 2025	December 31, 2024
Outstanding options to purchase common stock	1,951,417	1,626,841
Unvested restricted stock units	262,184	25,612
Equity awards available for future issuance under the 2024 Equity Incentive Plan	925,367	976,082
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	295,906	147,343
Total	3,434,874	2,775,878

Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock at a par value of $0.0001 per share, however no such shares were issued or outstanding as of December 31, 2025.

Convertible Preferred Stock

Prior to the conversion upon the closing of the Merger, Legacy Tectonic issued Series A-1, A-2, A-3 and A-4 convertible preferred stock (the “Convertible Preferred Stock”). Upon the closing of the Merger, all outstanding shares of the Convertible Preferred Stock were converted into 3,647,675 shares of common stock. No shares of Convertible Preferred Stock are authorized for issuance as of December 31, 2025.

Changes in Capital Structure

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

Upon the closing of the Merger as described in Note 3, Merger, all outstanding shares of convertible preferred stock were converted into an aggregate of 3,647,675 shares of the Company’s common stock and $80.6 million of mezzanine equity was reclassified to common stock and additional paid-in capital. As of December 31, 2024, there were no shares of convertible preferred stock issued or outstanding.

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

8. EQUITY INCENTIVE PLANS

2019 Equity Incentive Plan

The Legacy Tectonic 2019 Equity Incentive Plan (the “2019 Plan”) provides employees, consultants and advisors and non-employee members of the Board of Directors with the opportunity to receive grants of stock options, stock awards and equity awards. Following the effectiveness of the 2024 Equity Incentive Plan as described below, no further grants are to be made under the 2019 Plan; however, outstanding equity awards granted under the 2019 Plan continue to be governed by the terms of the 2019 Plan.

2024 Equity Incentive Plan

On June 20, 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”) which became effective upon completion of the Merger. The 2024 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, consultants, and non-employee directors of the Company. The number of shares of common stock available for issuance under the 2024 Plan will automatically increase on January 1st of each year through January 1, 2034, in an amount equal to the lesser of (a) 5% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase, or (b) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the 2024 Plan automatically increased by 936,912 shares.

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “ESPP”), which became effective upon completion of the Merger. The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1st of each year through 2034, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase, (b) a number of shares qual to three times the initial share reserve , or (c) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 187,382 shares. No offering periods under the ESPP have been initiated as of December 31, 2025.

Stock Options

Stock options granted to employees generally vest over a four-year period in multiple tranches and have a contractual term of ten years. Options granted to the Board of Directors generally vest over a one-year period.

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the year ended December 31, 2025:

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,534,361	$12.49
Options granted	559,873	35.21
Options exercised	(114,558)	2.91		$3,240
Options forfeited and expired	(28,259)	14.27
Outstanding as of December 31, 2025	1,951,417	$19.55	8.2	$12,532
Options vested and exercisable as of December 31, 2025	792,535	$13.45	7.5	$8,004
Options vested and expected to vest as of December 31, 2025	1,951,417	$19.55	8.2	$12,532

During the years ended December 31, 2025 and 2024, the Company granted options with a weighted-average grant-date fair value of $29.04 and $14.90 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $3.2 million and $5.6 million, respectively.

The following table summarizes the stock option activity for the options that were assumed from AVROBIO upon the Merger closing for the year ended December 31, 2025:

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	92,480	$22.69
Options exercised	(71,215)	12.61	$2,099
Options forfeited and expired	(21,265)	56.44
Outstanding as of December 31, 2025	—	$—	$—
Options vested and exercisable as of December 31, 2025	—	$—	$—
Options vested and expected to vest as of December 31, 2025	—	$—	$—

As of December 31, 2025, no unexercised or outstanding stock options related to the Merger remain.

Fair Value of Stock Options Granted

The Company utilizes the BSM option-pricing model to determine the fair value of stock options granted.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the BSM option-pricing model:

	Year Ended December 31,
	2025	2024
Expected term (in years)	5.50 - 6.25	6.00 - 6.25
Expected volatility	102.6% - 103.7%	100.0% - 104.0%
Risk-free interest rate	3.76% - 4.43%	4.10% - 4.26%
Expected dividend yield	0%	0%

Restricted Stock Units

Restricted stock units (“RSUs”), which are granted to employees, generally vest over a three-year period. The value of an RSU award is based on the quoted market price of the Company's stock on the grant date. The shares underlying the RSUs are not issued until the RSUs vest. The following table summarizes the RSU activity for the year ended December 31, 2025:

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding as of January 1, 2025	25,612	$44.90
Restricted stock units granted	246,262	36.13
Restricted stock units vested	(7,561)	44.08
Restricted stock units forfeited	(2,129)	48.01
Outstanding as of December 31, 2025	262,184	$36.66
Unvested and expected to vest as of December 31, 2025	262,184	$36.66

During the years ended December 31, 2025 and 2024, the Company granted RSUs with a weighted-average grant date fair value of $36.13 and $44.62 per unit, respectively. The total fair value of RSUs vested during the year ended December 31, 2025 was $0.1 million. No RSUs vested during the year ended December 31, 2024.

Upon vesting of RSUs, the Company withholds shares with a fair value equal to the minimum statutory tax withholding requirements. During the year ended December 31, 2025, 859 shares were withheld for tax purposes. Shares withheld are accounted for as a reduction of additional paid-in capital within stockholders’ equity.

Stock-Based Compensation Expense

The following table is a summary of stock-based compensation expense recognized by function:

	Year Ended December 31,
	2025	2024
General and administrative	$6,003	$2,309
Research and development	4,494	1,182
Total stock-based compensation expense	$10,497	$3,491

The following table summarizes the unrecognized compensation expense and the weighted-average remaining period over which it is expected to be recognized, by type of award:

	As of December 31, 2025
	Unamortized Expense	Weighted Average Remaining Recognition Period (Years)
Stock options	21,445	2.5
RSUs	7,163	2.3

Modification of Certain Stock Options

In July 2024, the Company entered into a separation agreement with the Company’s Chief Operating Officer (the “Former Executive”). As part of the termination of employment, the Former Executive served as an advisor to the Company through March 31, 2025 (“Consulting Period”) on an as needed basis. Pursuant to the separation agreement, certain modifications to the Former Executive’s vested and non-vested stock option awards were executed including continued vesting of options during the Consulting Period and the extension of the post-termination exercise period of certain stock option awards. The services performed during the Consulting Period do not qualify as substantive services under ASC 718, Compensation—Stock Compensation; therefore, the continued vesting of these awards represents a modification to the original award. During the year ended December 31, 2024, the Company recorded the incremental stock-based compensation expense of $0.4 million for the modification of the stock options of the Former Executive. This amount is included in general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Loss.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(74,151)	$(57,982)
Denominator:
Weighted-average common shares outstanding, basic and diluted	18,322,533	8,490,171
Net loss per share, basic and diluted	$(4.05)	$(6.83)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of December 31,
	2025	2024
Options to purchase common stock	1,951,417	1,626,841
Unvested restricted stock units	262,184	25,612
Total	2,213,601	1,652,453

10. Leases

The Company has lease obligations, including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases.

Office and Laboratory Facilities Lease

In November 2020, the Company executed a facilities lease agreement to occupy approximately 19,000 square feet of office and laboratory space, which was subsequently amended on April 21, 2022. The lease requires the Company to pay fixed base rent, which is included in the measurement of the lease, as well as its proportionate share of the facilities operating expenses, which are treated as variable lease costs based on the Company’s election to combine lease and associated non-lease components and are excluded from the measurement of the lease. The lease expires on January 31, 2026, and, consistent with the Company’s current facilities plan noted below, will not be renewed. Operating lease cost is allocated between research and development and general and administrative expenses based on the usage of the leased facilities. The Company recognizes variable lease costs for operating leases, including its proportionate share of facilities operating expenses. These costs are excluded from the measurement of the lease liability. The reported lease term excludes the Company’s renewal options under its office and laboratory lease agreements, as the Company does not consider it reasonably certain to exercise the options.

The Company also has a limited operating lease arrangement for laboratory space that provides the right to use designated research premises through December 31, 2026. The Company initially entered into the lease in December 2023 for a one-year term. The lease term has subsequently been extended pursuant to amendments executed in the ordinary course of business, including an amendment entered into in December 2025 that extended the term through December 31, 2026. The Company has recognized a corresponding right-of-use asset and lease liability of $0.8 million on its Consolidated Balance Sheet related to this arrangement. The lease requires the Company to pay fixed base rent, which is included in the measurement of the lease liability.

Laboratory Equipment Leases

The Company has entered into various financing leases for laboratory equipment used in research and development activities.

Future Lease Commencements

In September 2025, the Company entered into a non-cancelable operating lease for office and laboratory space in Watertown, Massachusetts. The total future minimum lease payments under this agreement are approximately $5.3 million over the lease term of three years. As of December 31, 2025, the lease has not yet commenced, and therefore no right-of-use asset or lease liability has been recognized on the Company’s Consolidated Balance Sheet. The lease will be recorded on the balance sheet upon commencement in January 2026, at which time the Company will recognize a right-of-use asset and corresponding lease liability based on the present value of lease payments over the lease term.

The following table summarizes the components of lease costs for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Operating lease cost:
Fixed lease cost	$2,220	$1,608

Finance lease cost:
Amortization of right-of-use assets	424	448
Interest on lease liabilities	63	107

Short-term lease costs	-	545

Variable lease costs	1,008	911
Total lease cost	$3,715	$3,619

The following table summarizes the lease assumptions for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease terms in years
Operating leases	0.86	1.06
Finance leases	1.03	2.26
Weighted-average discount rate
Operating leases	15.50%	8.49%
Finance leases	10.08%	9.76%

Future commitments due under these lease agreements as of December 31, 2025 are as follows:

Year ended December 31,	Operating Leases	Finance Leases	Total
2026	948	363	1,311
2027	—	44	44
Thereafter	—	—	—
Total undiscounted cash flows	948	407	1,355
Less: interest	(59)	(20)	(79)
Total lease liabilities	$889	$387	$1,276
Less: current portion	(889)	(344)	(1,233)
Lease liabilities	$—	$43	$43

Future minimum lease payments of $5.3 million related to a lease entered into in September 2025 that had not commenced as of December 31, 2025 are excluded from the maturity table above, as no lease liability had been recognized as of that date.

11. License agreements

Harvard Agreement

In July 2020, Tectonic entered into an agreement with the President and Fellows of Harvard College (“Harvard”), for an option fee in the low five digits, whereby Harvard granted Tectonic an exclusive option to negotiate a worldwide, exclusive, royalty-bearing license under Harvard’s interest in the patent rights covering certain technology that was developed by Harvard. In October 2021, Tectonic exercised the option and on February 10, 2022, entered into a license agreement (“License Agreement”) with Harvard to conduct research and development activities using certain materials, technology and patent rights owned by Harvard, with the intent to develop, obtain regulatory approval for, and commercialize products. The License Agreement will remain in effect until the expiration of the last valid claim within the patent rights covering a product developed under the License Agreement or the termination of the License Agreement. The Company paid Harvard a one-time license fee and issued shares of common stock as consideration for the License Agreement.

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) milestone payments payable upon regulatory approval and the achievement of specified clinical and commercial milestones for licensed products or know-how enabled products; (3) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (4) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. The Company incurred expense of $0.1 million and $0.4 million related to the License Agreement during the years ended December 31, 2025 and 2024, respectively.

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

The Company is also party to lease commitments, as described in Note 10, Leases, and milestone, royalty and maintenance based commitments, as described in Note 11, License Agreements.

Contingencies

In connection with the Merger, the Company and its designated rights agent entered into a contingent value rights agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each holder of AVROBIO common stock immediately prior to the closing received a contractual contingent value right (“CVR”) representing the contractual right to receive a pro rata portion of any net proceeds, if any, resulting from the disposition of certain AVROBIO intellectual property after the closing, subject to the terms of the CVR Agreement. The CVR Agreement expired 18 months following the closing of the Merger and is no longer in effect. No AVROBIO intellectual property was sold or otherwise disposed of, and, as a result, no payments were made or are due under the agreement. The Company did not record any receivables or liabilities related to the CVRs on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

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

In the normal course of operations, the Company may become involved in various legal proceedings. As of December 31, 2025 and 2024, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s consolidated financial statements.

13. INCOME TAXES

The components of net (loss) income before income tax expense are as follows:

	Year Ended December 31,
	2025	2024

Domestic	$(73,150)	$(55,483)
Foreign	229	(2,499)
Loss before income tax	$(72,921)	$(57,982)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2025	2024

Current expense (benefit):
Federal	$—	$—
State	45	—
Foreign	1,185	—
Total current expense (benefit):	1,230	—
Deferred expense (benefit):
Federal	14,931	13,004
State	4,127	3,181
Foreign	(380)	741
Deferred tax benefit	18,678	16,926
Less change in valuation allowance	(18,678)	(16,926)
Total income tax expense (benefit)	$1,230	$—

The reconciliation of the Company's statutory tax rate and effective tax rate is as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent

Pretax loss	$(72,921)	-	$(57,982)	-

U.S. Federal statutory income tax rate	(15,313)	21.0%	(12,176)	21.0%
State and local income taxes, net of federal benefit(a)	45	(0.1)%	-	—%
Foreign tax effects:
Australia-tax on sale of commercialization rights	1,185	(1.6)%	693	(1.2)%
Australia-other	(37)	0.1%	-	—%
Other foreign jurisdictions	(12)	—%	(168)	0.3%
Tax credits:
Federal R&D credit	(1,418)	1.9%	(1,247)	2.2%
Change in valuation allowance	14,931	(20.4)%	13,004	(22.5)%
Nontaxable or nondeductible items:
SAFE liability loss	-	—%	968	(1.7)%
Equity-based compensation	1,442	(2.0)%	(727)	1.3%
Other	407	(0.6)%	(347)	0.6%
Effective income tax rate	$1,230	(1.7)%	$-	—%

(a) State taxes in Massachusetts make up the majority (greater than 50 percent) of the tax effect in this category.

The components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$123,867	$109,392
Research credits	15,755	13,946
Accruals & other	913	863
Capitalized research and development expenses	43,829	40,742
Stock-based compensation	1,750	2,112
Amortization	3,167	3,555
Lease liability	240	660
Total deferred tax assets	189,521	171,270
Valuation allowance	(188,891)	(170,177)
Net deferred tax assets	$630	$1,093
Deferred tax liabilities
Depreciation	$(394)	$(485)
Right of use asset	(236)	(608)
Total deferred tax liabilities	(630)	(1,093)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2025, the Company had $453.3 million of U.S. federal net operating loss carryforwards, all of which have an unlimited carryforward period. As of December 31, 2025, the Company had $123.7 million of state net operating loss carryforwards, which begin to expire at various dates from 2038 through 2045. As of December 31, 2025, the Company had $8.0 million of foreign net operating loss carryforwards, which is comprised of $7.6 million in Australia that have an unlimited carryforward period and $0.4 million in Canada that begin to expire in 2044.

As of December 31, 2025, the Company had $11.9 million of U.S. federal research and development tax credits that begin to expire in 2039. As of December 31, 2025, the Company had $4.9 million of state research and development tax credits that begin to expire at various dates from 2034 through 2040.

The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. The Company assesses the realizability of its deferred tax assets at each balance sheet date. In assessing the realization of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the projected future taxable income, expected reversal of existing deferred tax liabilities, and tax planning strategies in making this assessment. After consideration of all available evidence, both positive and negative, the Company determined that it is not more likely than not that its net deferred tax assets will be realized in the foreseeable future. As a result, the Company increased its valuation allowance by $18.7 million as of December 31, 2025.

The future realization of the Company's net operating loss carryforwards and other tax attributes may also be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382. Under Section 382, if a corporation undergoes an ownership change (as defined), the corporation’s ability to utilize its net operating loss carryforwards and other tax attributes to offset income may be limited. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes.

The Company does not provide for U.S. Federal, state, and applicable foreign income and withholding taxes on the financial reporting basis over the tax basis of its foreign subsidiary investment because the Company has the intentions and ability to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. As a result, deferred taxes have not been recorded for the outside basis differences in its foreign subsidiary as of December 31, 2025 to the extent such differences are expected to result in future taxable income upon repatriation. The Company reviews its ability and intentions to indefinitely reinvest its foreign earnings at each balance sheet.

The Company records uncertain tax positions as liabilities in accordance with ASC 740-10 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Since there is complexity in some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. The calculation and assessment of the Company's income tax exposures generally involves the uncertainties in the application of complex tax laws and regulations for federal, state, and foreign jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon local tax examination including resolutions of any related appeals or litigation on the basis of the technical merits.

The Company files income tax returns in the US, Australia and Canada, which are the Company's major jurisdictions where it is subject to tax examination by local tax authorities. The Company is not currently under examination for income taxes, and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by local tax authorities to the extent utilized in a future period. The statute of limitations for the Company has expired for tax years prior to 2021.

The following summarizes the Company's income taxes paid (net of refunds received) for the years presented :

	Year Ended December 31,
	2025	2024
Federal	$—	$—
State	45	—
Foreign	1,185	—
Total income tax paid, net	$1,230	$—

The following summarizes the jurisdictions that exceeded 5% of the Company's total income taxes paid (net of refunds) for the years presented:

	Year Ended December 31,
	2025	2024

Australia	$1,185	*

* Jurisdiction below the threshold for the period presented.

14. RELATED PARTY TRANSACTIONS

The Company enters into transactions with related parties in the ordinary course of business. Related parties include the Company’s directors, executive officers, principal stockholders, and entities in which such individuals have a controlling financial interest.

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board and meets the criteria of a related party. For each of the years ended December 31, 2025 and 2024, the Company incurred expense of $0.1 million for advisory services provided. There were no amounts due to this related party as of December 31, 2025 or 2024.

License Agreement

Harvard meets the criteria of a related party resulting from the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Core intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 11, License Agreements.

The Company incurred expense of $0.1 million and $0.4 million related to the License Agreement during the years ended December 31, 2025 and 2024, respectively. No amounts were due to Harvard related to the License Agreement as of December 31, 2025 and 2024.

Private Placement

The Company issued shares in connection with the Private Placement at a price of $54.14 per share to accredited investors that are either an officer or director of the Company.

SAFE Agreements

From October through December 2023, Legacy Tectonic entered into multiple SAFE agreements with certain existing investors and received proceeds of $34.1 million. All investors were considered related parties of the Company. The SAFE agreements had no maturity date, bore no interest, and were redeemable by Legacy Tectonic upon the occurrence of a triggering event, including the Merger which qualified as a public listing transaction under the SAFE agreements. The SAFEs were redeemed for shares of Legacy Tectonic common stock in connection with the closing of the Merger. As of December 31, 2024, no related-party SAFEs were outstanding, and the Company had no further obligations under these agreements.

15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan (the “Plan”) that covers eligible U.S. employees. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company’s funding policy is to contribute 3% (“Nonelective Contribution”) of employees’ eligible pay to the Plan. The Company recognized compensation expense related to the Plan of $0.4 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

16. SEGMENT INFORMATION

The Company operates in one operating segment, and therefore one reportable segment, focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of GPCRs. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer, who serves as the CODM, in evaluating financial performance and allocating resources on a consolidated basis. The CODM primarily evaluates the Company’s performance based on net loss and significant expense categories.

No segment asset information is presented because the CODM focuses on cash and expense impact; segment assets are monitored at the same level as the Consolidated Balance Sheet.

The following table presents the segment net loss and significant segment expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Employee-related expenses:
Research and development employee-related expenses	$12,961	$11,135
General and administrative employee-related expenses	5,548	5,553

External research and development expenses:
Research and preclinical expenses	7,001	8,477
Clinical and development expenses	23,798	15,380
Chemistry, manufacturing, and control expenses	10,052	3,570
Non-clinical science expenses	3,667	—

Non-employee-related general and administrative expenses	8,985	8,733
Other segment items[1]	2,139	5,134
Net loss	$74,151	$57,982

1 Other segment expenses include expenses not captured in the primary employee-related, research and development, or general and administrative categories, such as stock-based compensation, depreciation and amortization, changes in the fair value of SAFE liabilities, income tax expense, interest income and interest expense.