Form 10-Q
period 2026-03-31
Tectonic Therapeutic, Inc.
filed 2026-05-07
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 18,869,186 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations surrounding the potential safety, efficacy, and regulatory and clinical progress of TX45, TX2100 and any other product candidates, and our anticipated milestones and timing therefore;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the section titled “Risk Factors” under Part II, Item 1A below, and under similar captions in our periodic reports filed with the Securities and Exchange Commission (“SEC”) from time to time. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$236,894	$253,798
Prepaid expenses and other current assets	2,997	2,974
Restricted cash	—	587
Total current assets	239,891	257,359
Property and equipment, net	1,020	1,185
Finance right-of-use assets, net	410	495
Operating right-of-use assets	4,108	874
Restricted cash	485	485
Other assets	663	640
Total assets	$246,577	$261,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,554	$1,093
Accrued expenses and other current liabilities	8,973	7,340
Finance lease liability	265	344
Operating lease liability	1,166	889
Total current liabilities	12,958	9,666
Finance lease liability, non-current	17	43
Operating lease liability, non-current	3,185	—
Total liabilities	16,160	9,709
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 18,830,436 and 18,738,249 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	478,393	474,160
Accumulated other comprehensive loss	—	(96)
Accumulated deficit	(247,978)	(222,737)
Total stockholders’ equity	230,417	251,329
Total liabilities and stockholders’ equity	$246,577	$261,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$20,871	$13,036
General and administrative	6,430	5,262
Total operating expenses	27,301	18,298
Loss from operations	(27,301)	(18,298)
Other income (expense):
Interest income	2,181	2,444
Interest expense	(8)	(20)
Other expense	(113)	(32)
Total other income, net	2,060	2,392
Net loss	(25,241)	(15,906)
Other comprehensive loss:
Foreign currency translation adjustment	37	(7)
Comprehensive loss	$(25,204)	$(15,913)
Net loss per share, basic and diluted	$(1.34)	$(0.93)
Weighted-average common shares outstanding, basic and diluted	18,769,004	17,157,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2026	18,738,249	$2	$474,160	$(96)	$(222,737)	$251,329
Issuance of common stock upon exercise of stock options	16,078	—	100	—	—	100
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	33,609	—	(412)	—	—	(412)
Issuance of common stock under at-the-market offering, net of offering costs	42,500	—	1,340	—	—	1,340
Stock-based compensation expense	—	—	3,205	—	—	3,205
Foreign currency translation adjustment	—	—	—	37	—	37
Reclassification of foreign currency translation loss to earnings				59	—	59
Net loss	—	—	—	—	(25,241)	(25,241)
Balance as of March 31, 2026	18,830,436	$2	$478,393	$—	$(247,978)	$230,417

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2025	14,856,309	$2	$289,351	$9	$(148,586)	$140,776
Issuance of common stock upon exercise of stock options	125,455	—	972	—	—	972
Stock-based compensation expense	—	—	2,103	—	—	2,103
Issuance of common stock in connection with the private placement, net of offering costs of $11,928	3,689,465	—	173,098	—	—	173,098
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(15,906)	(15,906)
Balance as of March 31, 2025	18,671,229	$2	$465,524	$2	$(164,492)	$301,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(25,241)	$(15,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	304	360
Stock-based compensation expense	3,205	2,103
Loss on disposal of property and equipment	23	—
Reduction in the carrying amount of the operating right-of-use assets	496	511
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(46)	2,221
Other non-current assets	(23)	14
Accounts payable	1,383	1,584
Accrued expenses and other current liabilities	1,633	(3,417)
Operating lease liabilities	(147)	(553)
Net cash used in operating activities	(18,413)	(13,083)
Cash flows from investing activities:
Purchase of property and equipment	(19)	(27)
Net cash used in investing activities	(19)	(27)
Cash flows from financing activities:
Proceeds from the at-the-market offering, net of offering costs	1,264	—
Proceeds from the private placement, net of offering costs	—	177,268
Proceeds from exercise of stock options	100	972
Payments for employee taxes related to net share settlement of equity awards	(412)	—
Repayment of finance lease obligations	(105)	(118)
Net cash provided by financing activities	847	178,122
Effect of exchange rate changes on cash and cash equivalents	94	(5)
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,491)	165,007
Cash and cash equivalents and restricted cash as of beginning of period	254,870	141,826
Cash and cash equivalents and restricted cash as of end of period	$237,379	$306,833
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$236,894	$306,246
Restricted cash	485	587
Total cash, cash equivalents and restricted cash	$237,379	$306,833
Supplemental Cash Flow Information:
Purchases of property and equipment included in accounts payable	$79	$—
Receivable related to the sale of property and equipment	$21	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,730	$—
Private placement costs included in accrued expenses and other current liabilities	$—	$4,170
Receivable from the at-the-market offering	$76	$—

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $25.2 million and $15.9 million for the three months ended March 31, 2026 and 2025, respectively and had an accumulated deficit of $248.0 million as of March 31, 2026. The Company has financed its operations primarily through the sale and issuance of common stock, convertible equity instruments, and proceeds from prior corporate transactions. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. The Company also has an effective shelf registration statement on Form S-3 filed with the SEC, which may be used to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, the Company has the ability to sell up to $100 million of additional shares of common stock to the public through an at the market offering program (the “ATM”). During the three months ended March 31, 2026, the Company sold approximately 43,000 shares of its common stock under the ATM for gross proceeds of $1.4 million. After deducting commissions and offering expenses, net proceeds were $1.3 million. This represents the first utilization of the ATM.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $236.9 million as of March 31, 2026. In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance refers to U.S. GAAP as codified in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with GAAP. The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, which is included in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”)

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2025, which is included in our 2025 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026.

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. These estimates are based on historical experience and other assumptions that the Company believes are reasonable under the circumstances. Revisions to estimates are recorded in the period in which the change becomes known.

Significant estimates include the valuation of stock-based awards, prepaid and accrued research and development activities, and income taxes. Actual results may differ from these estimates, and such differences could be material to the Company’s financial position and results of operations.

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and are adopted by the Company as of the specified effective dates. For the three months ended March 31, 2026, there were no newly adopted accounting pronouncements that had a material impact on the condensed consolidated financial statements.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$236,594	$—	$—	$236,594
Total assets	$236,594	$—	$—	$236,594

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$253,498	$—	$—	$253,498
Total assets	$253,498	$—	$—	$253,498

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet and are measured at fair value on a recurring basis. These instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical assets.

There were no transfers between Levels 1, 2, or 3 of the fair value hierarchy during the periods presented.

The carrying amounts of prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value due to their short-term nature.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2026	December 31, 2025
Accrued compensation and related expenses	$1,465	$4,110
Accrued research and development expenses	6,404	2,301
Accrued other expenses	1,104	929
Total accrued expenses and other current liabilities	$8,973	$7,340

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

The Company reserved common stock for future issuance as follows:

	March 31, 2026	December 31, 2025
Outstanding options to purchase common stock	2,176,473	1,951,417
Unvested restricted stock units	479,042	262,184
Equity awards available for future issuance under the 2024 Equity Incentive Plan	1,370,678	925,367
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	483,288	295,906
Total	4,509,481	3,434,874

Changes in Capital Structure

The Company issued approximately 43,000 shares of its common stock under the ATM at an average price of $32.19 per share for gross proceeds of $1.4 million during the three months ended March 31, 2026. After deducting commissions and offering expenses, net proceeds were $1.3 million. This represents the first utilization of the ATM; accordingly, there are no prior period issuances for comparison. The Company intends to use the net proceeds for general corporate purposes, including working capital.

6. EQUITY INCENTIVE PLANS

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

2024 Equity Incentive Plan

On June 20, 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, consultants, and non-employee directors of the Company. The number of shares of common stock available for issuance under the 2024 Plan will automatically increase on January 1st of each year through January 1, 2034, in an amount equal to the lesser of (a) 5% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase, or (b) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the 2024 Plan automatically increased by 936,912 shares.

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1st of each year through 2034, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase, (b) a number of shares equal to three times the initial share reserve, or (c) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 187,382 shares. No offering periods under the ESPP have been initiated as of March 31, 2026.

Stock Options

Stock options granted to employees generally vest over a four-year period in multiple tranches and have a contractual term of ten years. Options granted to the Board of Directors generally vest over a one-year period.

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the three months ended March 31, 2026:

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,951,417	$19.55
Options granted	245,377	27.38
Options exercised	(16,078)	6.23		$357
Options forfeited and expired	(4,243)	20.23
Outstanding as of March 31, 2026	2,176,473	$20.53	8.2	$28,683
Options vested and exercisable as of March 31, 2026	888,957	$14.59	7.3	$16,219
Options vested and expected to vest as of March 31, 2026	2,176,473	$20.53	8.2	$28,683

During the three months ended March 31, 2026 and 2025, the Company granted options with a weighted-average grant-date fair value of $22.33 and $41.40 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $0.4 million and $4.3 million, respectively.

Fair Value of Stock Options Granted

The Company utilizes the BSM option-pricing model to determine the fair value of stock options granted.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the BSM option-pricing model:

	Three Months Ended March 31,
	2026	2025
Expected term in years	6.02 - 6.08	6.25
Expected volatility	102.9%	120.9%
Risk-free interest rate	3.77% - 3.83%	4.06% - 4.43%
Expected dividend yield	0%	0%

Restricted Stock Units

Restricted stock units (“RSUs”), which are granted to employees, generally vest over a three-year period. The value of an RSU award is based on the quoted market price of the Company's common stock on the grant date. The shares underlying the RSUs are not issued until the RSUs vest. The following table summarizes the RSU activity for the three months ended March 31, 2026:

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding as of January 1, 2026	262,184	$36.66
Restricted stock units granted	268,765	27.40
Restricted stock units vested	(51,282)	47.77
Restricted stock units forfeited	(625)	33.62
Outstanding as of March 31, 2026	479,042	$30.28
Unvested and expected to vest as of March 31, 2026	479,042	$30.28

During the three months ended March 31, 2026 and 2025, the Company granted RSUs with a weighted-average grant date fair value of $27.40 and $47.77 per unit, respectively. The total fair value of RSUs vested during the three months ended March 31, 2026 was $1.2 million. No RSUs vested during the three months ended March 31, 2025.

Upon vesting of RSUs, the Company withholds shares with a fair value equal to the minimum statutory tax withholding requirements. During the three months ended March 31, 2026, 17,673 shares were withheld for tax purposes. Shares withheld are accounted for as a reduction of additional paid-in capital within stockholders’ equity.

Stock-Based Compensation Expense

The following table summarizes the unrecognized compensation expense and the weighted-average remaining period over which it is expected to be recognized, by type of award:

	As of March 31, 2026
	Unamortized Expense	Weighted Average Remaining Recognition Period (Years)
Stock options	24,635	2.6
RSUs	13,519	2.6

7. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(25,241)	$(15,906)
Denominator:
Weighted-average common shares outstanding, basic and diluted	18,769,004	17,157,661
Net loss per share, basic and diluted	$(1.34)	$(0.93)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2026	2025
Options to purchase common stock	2,176,473	1,823,123
Unvested restricted stock units	479,042	181,987
Total	2,655,515	2,005,110

8. Leases

The Company has lease obligations, including amounts due on leases of certain laboratory equipment and office and laboratory space under the terms of non-cancelable operating and finance leases.

Office and Laboratory Facilities Lease

In September 2025, the Company entered into a non-cancelable operating sublease for office and laboratory space in Watertown, Massachusetts. The lease commenced in January 2026, has a term of 3 years with the option to extend for one additional two year period. The payments under this lease are subject to escalation clauses. The Company provided the landlord a stand-by letter of credit in the amount of $0.5 million, which is classified as restricted cash, long-term on the condensed consolidated balance sheet. The lease contains customary provisions restricting assignment and subleasing, requiring landlord consent, and imposing obligations related to use, insurance, indemnification, and compliance with underlying lease terms

The lease requires the Company to pay fixed base rent, which is included in the measurement of the lease, as well as its proportionate share of the facilities operating expenses which are treated as variable lease costs based on the Company’s election to combine lease and associated non-lease components and are excluded from the measurement of the lease. The Company is not reasonably certain to exercise the renewal option: therefore it is not included in the measurement of the lease. Upon commencement, the Company recognized a right-of-use asset of $3.7 million and a corresponding lease liability of $3.6 million.

The Company also has a limited operating lease arrangement for laboratory space that provides the right to use designated research premises through December 31, 2026. The Company initially entered into the lease in December 2023 for a one-year term. The lease term was subsequently extended pursuant to amendments executed in the ordinary course of business, including an amendment entered into in December 2025 that extended the term through December 31, 2026.

Laboratory Equipment Leases

The Company has entered into various noncancelable financing leases for laboratory equipment used in research and development activities.

Lease Balances, Costs, and Future Minimum Payments

The following table summarizes the components of lease costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating lease cost:
Fixed lease cost	$684	$555

Finance lease cost:
Amortization of right-of-use assets	85	106
Interest on lease liabilities	8	20

Variable lease costs	330	258
Total lease cost	$1,107	$939

The following table summarizes the lease assumptions for the three months ended March 31, 2026:

Weighted-average remaining lease terms in years
Operating leases	2.56
Finance leases	0.83
Weighted-average discount rate
Operating leases	17.59%
Finance leases	10.14%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations on comparable terms at the time of lease inception.

Future commitments due under these lease agreements as of March 31, 2026 are as follows:

Year ended December 31,	Operating Leases	Finance Leases	Total
2026	1,458	251	1,709
2027	1,856	44	1,900
2028	2,038	—	2,038
2029	171	—	171
Thereafter	—	—	—
Total undiscounted cash flows	5,523	295	5,818
Less: interest	(1,172)	(13)	(1,185)
Total lease liabilities	$4,351	$282	$4,633
Less: current portion	(1,166)	(265)	(1,431)
Lease liabilities	$3,185	$17	$3,202

9. License agreements

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

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) milestone payments payable upon regulatory approval and the achievement of specified clinical and commercial milestones for licensed products or know-how enabled products; (3) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (4) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. The Company incurred expense of $0.1 million related to the License Agreement during each of the three month periods ended March 31, 2026 and 2025.

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

The Company is also party to lease commitments, as described in Note 8, Leases, and milestone, royalty and maintenance based commitments, as described in Note 9, License Agreements.

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

In the normal course of operations, the Company may become involved in various legal proceedings. As of March 31, 2026, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s condensed consolidated financial statements.

11. RELATED PARTY TRANSACTIONS

The Company enters into transactions with related parties in the ordinary course of business. Related parties include the Company’s directors, executive officers, principal stockholders, and entities in which such individuals have a controlling financial interest.

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board and meets the criteria of a related party. The Company incurred expense of $0.1 million for advisory services provided in each of the three month periods ended March 31, 2026 and 2025. There were no amounts due to this related party as of March 31, 2026 or December 31, 2025.

License Agreement

Harvard meets the criteria of a related party resulting from the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Core intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 9, License Agreements.

The Company incurred expense of $0.1 million related to the License Agreement during each of the three month periods ended March 31, 2026 and 2025. No amounts were due to Harvard related to the License Agreement as of March 31, 2026 or December 31, 2025.

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

No segment asset information is presented because the CODM focuses on cash and expense impact; segment assets are monitored at the same level as the condensed consolidated balance sheet.

The following table presents the segment net loss and significant segment expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Employee-related expenses:
Research and development employee-related expenses	$4,119	$3,164
General and administrative employee-related expenses	1,755	1,337

External research and development expenses:
Research and preclinical expenses	1,578	2,001
Clinical and development expenses	9,664	4,404
Chemistry, manufacturing, and control expenses	3,518	1,484
Non-clinical science expenses	314	706

Non-employee-related general and administrative expenses	2,822	2,729
Other segment expenses[1]	1,471	81
Net loss	$25,241	$15,906

1 Other segment expenses include expenses not captured in the primary categories above, such as stock-based compensation, depreciation and amortization, interest income and interest expense.

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

Our lead product candidates are TX45, an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone relaxin, and TX2100, a VHH-Fc fusion antagonist antibody that binds to APJ, the receptor for apelin (“APLNR”).

The ongoing APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy of TX45 administered subcutaneously (“SC”) in subjects with Pulmonary Hypertension (“PH”) in Heart Failure with Preserved Ejection Fraction (“HFpEF”), known as PH-HFpEF, enriched for combined pre- and post-capillary pulmonary hypertension (“CpcPH”). We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. Subjects are being randomized to 300 mg SC (2 ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. Change from baseline in PVR in the PVR>3 population is the primary endpoint of the trial. The trial is designed to enrich for patients with a PVR>3 aiming for 70% of patients enrolled. In January 2026, the Independent Data Monitoring Committee (“IDMC”) met to review unblinded data from the TX45 APEX Phase 2 clinical trial. The data included safety data (adverse experiences, vital signs, plasma volume and labs) as well as efficacy data (right heart catheterization and six-minute walk distance). Based on this review the IDMC concluded that the trial could continue without any modifications. We expect topline results from the APEX clinical trial late in the fourth quarter of 2026 or early in the first quarter 2027.

In March 2026, the first patient was screened in the 16-week, open label, repeat dose, Phase 2 clinical trial to evaluate TX45’s safety and hemodynamic effects in up to 25 subjects with PH associated with Interstitial Lung Disease (“ILD”), known as PH-ILD (Group 3 PH). PH-ILD is an orphan disease with limited treatment options and a high mortality rate. We believe TX45’s mechanism is well suited to PH-ILD’s disease pathophysiology because of its pulmonary vasodilation, anti-inflammatory, beneficial remodeling and anti-fibrotic activity. In patients with PH-ILD, elevation in PVR and mean pulmonary arterial pressure (“mPAP”) has been associated with increased mortality. In the Phase 1b trial in both CpcPH-HFpEF and CpcPH-HFrEF, TX45 resulted in significant reductions in mPAP and PVR as well as improvements in other hemodynamic endpoints. The TX45 PH-ILD Phase 2 trial will initiate at a dose of TX45 300 mg every four weeks administered SC with a primary efficacy endpoint of change from baseline in PVR at Week 16.

Our second lead product candidate, TX2100, is being evaluated for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to APJ (also known as the apelin receptor; APLNR), a GPCR that mediates signaling by the pro-angiogenic peptide hormone apelin. A rodent surrogate of TX2100 demonstrated reductions in arteriovenous malformation (“AVM”) formation, bleeding, and anemia across the neonatal anti-BMP9/10 immunoblocked model and the more severe, adult inducible ALK1 knockout mouse model of HHT, supporting disease-modifying activity through APJ antagonism. TX2100 was further evaluated in non-human primates in IND-enabling GLP toxicology studies, including a 13-week repeat-dose study. In these studies, TX2100 was well tolerated at doses up to 100 mg/kg/week, with no treatment-related or target-related toxicities identified and no effects observed on cardiovascular, respiratory, neurological, renal, metabolic, or hematologic parameters. A formulation supporting subcutaneous dosing has been established, and drug substance and drug product manufacturing under Good Manufacturing Practice (“GMP”) have been completed to support initiation of a Phase 1a clinical trial. In February 2026, we randomized the first subject in the Phase 1a healthy volunteer clinical trial for TX2100. As of April 2026, four cohorts of healthy volunteers have been dosed. We expect to report topline results from the ongoing Phase 1a trial of TX2100 in healthy volunteers by the end of the third quarter of 2026. Assuming acceptable PK in the Phase 1a trial, a Phase 1b clinical trial to explore the safety and efficacy (hematological support, anemia, and epistaxis) of TX2100 in patients with hematologic-support dependent HHT and a Phase 2 clinical trial in patients with moderate to severe HHT are planned in early 2027.

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

Interest Income

Interest income primarily consists of interest earned on money market funds, which are included in cash and cash equivalents on the condensed consolidated balance sheets.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following tables summarize our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$20,871	$13,036	$7,835	60%
General and administrative	6,430	5,262	1,168	22%
Total operating expenses	27,301	18,298	9,003	49%
Loss from operations	(27,301)	(18,298)	(9,003)	49%
Other income (expense):
Interest income	2,181	2,444	(263)	-11%
Interest expense	(8)	(20)	12	(60%)
Other expense	(113)	(32)	(81)	253%
Total other income, net	2,060	2,392	(332)	(14%)
Net loss	$(25,241)	$(15,906)	$(9,335)	59%

Research and development expenses increased by $7.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to $6.4 million in expenses for CRO and CDMO costs related to the ongoing Phase 2 clinical trials of TX45, and a $1.4 million increase in employee-related expenses. The increase in employee-related expenses was driven by higher non-cash stock-based compensation expense, reflecting incremental equity awards granted to employees, including new hires and ongoing annual grants. In addition, we expanded our research and development team to support our programs, resulting in higher payroll and related costs.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher employee-related expenses. The increase in employee-related expenses was driven by higher non-cash stock-based compensation expense, reflecting incremental equity awards granted to employees, including new hires and ongoing annual grants.

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

Interest Income

Interest income decreased by $0.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to lower cash and cash equivalents.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations primarily through the sale and issuance of common stock, convertible equity instruments, and proceeds from prior corporate transactions. We currently have an effective shelf registration statement on Form S-3 filed with the SEC, which we may use to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, we have the ability to sell up to $100 million of additional shares of our common stock to the public through an at the market offering program (“ATM”). During the three months ended March 31, 2026, we sold approximately 43,000 shares of common stock under the ATM for gross proceeds of $1.4 million. After deducting commissions and offering expenses, net proceeds were $1.3 million. This represents the first utilization of the ATM.

As of March 31, 2026, we had $236.9 million in cash and cash equivalents and an accumulated deficit of $248.0 million. Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at March 31, 2026 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the consolidated financial statements included in this Quarterly Report. However, our estimates are based on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than expected. We may require additional funding to support our research programs, clinical development, and general operations. There can be no assurance that additional financing, whether through public or private equity, debt, collaborations, or licensing arrangements, will be available on acceptable terms, or at all.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(18,413)	$(13,083)
Net cash used in investing activities	(19)	(27)
Net cash provided by financing activities	847	178,122
Effect of exchange rate changes on cash and cash equivalents	94	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,491)	$165,007

Operating Activities

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2026. Cash used in operations was primarily used to fund development of our product candidates, resulting in a net loss of $25.2 million, partially offset by non-cash charges of $4.0 million. Changes in operating assets and liabilities, including the timing of vendor payments and lease repayments, had an effect of $2.8 million on cash used in operating activities.

Net cash used in operating activities was $13.1 million for the three months ended March 31, 2025. Cash used in operating activities was primarily used to fund our operations to develop our product candidates, resulting in a net loss of $15.9 million partially offset by non-cash charges of $3.0 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 and 2025 was nominal and related to the purchase and sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2026, primarily due to net proceeds of $1.3 million received from shares sold under the ATM offset by payments for employee taxes related to the net share settlement of equity awards, whereby a portion of vested shares was withheld to satisfy employees’ tax withholding obligations of $0.4 million.

Net cash provided by financing activities was $178.1 million for the three months ended March 31, 2025, primarily due to net proceeds of $177.3 million from the sale of shares in a private offering and $1.0 million in proceeds from the exercise of stock options.

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

Contractual Obligations & Commitments

We have entered into license agreements under which we are obligated to make specified milestone and royalty payments. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified development, regulatory, and sales milestones, or generating product sales. Generally, the timing or likelihood of achieving these milestones or generating future product sales are not determinable. For further details regarding our significant contracts, and the commitments and contractual obligations contained within each contract, please refer to Note 9, License Agreements, and Note 10, Commitments and Contingencies, and to our condensed consolidated financial statements included in this Quarterly Report, which is incorporated herein by reference.

We have lease obligations for certain laboratory equipment and office and laboratory space under non-cancelable operating and finance leases. The leases expire at various times through 2029. Minimum lease payments under these agreements are $1.7 million in 2026, $1.9 million in 2027, $2.0 million in 2028, and $0.2 million in 2029. These amounts reflect enforceable obligations under non-cancelable contracts and do not include commitments that can be terminated without significant penalty.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2026 and 2025, we reported a net loss of $25.2 million and $15.9 million, respectively. As of March 31, 2026, we had an accumulated deficit of $248.0 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidates, TX45 and TX2100, along with any future product candidates we may develop.

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

As of March 31, 2026, we had $236.9 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of our condensed consolidated financial statements included in this Quarterly Report, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as TX45 is still in Phase 2 clinical trials and TX2100 has just entered a Phase 1a clinical trial.

Our ability to generate product revenues, which we do not expect will occur in the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of TX45, TX2100 and any future product candidates we develop, which may never occur. TX45, TX2100 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported certain pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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
•
the federal Sunshine Act, as amended, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and local laws that require certain regulatory licenses to manufacture or distribute products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and state and foreign laws that govern the privacy and security and other processing of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We do not currently lease or own any facility that may be used as our clinical-scale manufacturing and processing facility and currently rely on contract development and manufacturing organizations (“CDMO”), including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”), to manufacture TX45 for use in our Phase 2 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of TX45. If there should be any disruption in such supply arrangement or the supply arrangement with our CDMO for TX2100, including any adverse events affecting our sole supplier for TX45, WuXi Biologics, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with CGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of a product candidate. We perform periodic audits of each CDMO facility that supports our supply of TX45 and TX 2100 and reviews and approves all TX45 and TX2100 CGMP-related documentation. We also have quality agreements with our CDMOs that document our mutual agreement on compliance with CGMPs and expectations on quality-required communications to us. Beyond this, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities and the associated Quality Management System for the manufacture of a product candidate or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market such product candidate, if approved. Similarly, our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of a product candidate or drug and harm our business and results of operations. In addition, we have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved.

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

Based on the number of shares outstanding as of March 31, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 40% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

TECTONIC THERAPEUTIC, INC.

Date: May 7, 2026	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)