Form 10-Q
period 2026-06-30
Tectonic Therapeutic, Inc.
filed 2026-08-06
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 19,549,366 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$227,068	$253,798
Prepaid expenses and other current assets	4,030	2,974
Restricted cash	—	587
Total current assets	231,098	257,359
Property and equipment, net	858	1,185
Finance right-of-use assets, net	288	495
Operating right-of-use assets	3,679	874
Restricted cash	485	485
Other assets	626	640
Total assets	$237,034	$261,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,677	$1,093
Accrued expenses and other current liabilities	7,112	7,340
Finance lease liability	186	344
Operating lease liability	1,394	889
Total current liabilities	10,369	9,666
Finance lease liability, non-current	—	43
Operating lease liability, non-current	2,819	—
Total liabilities	13,188	9,709
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 19,235,221 and 18,738,249 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	494,107	474,160
Accumulated other comprehensive loss	—	(96)
Accumulated deficit	(270,263)	(222,737)
Total stockholders’ equity	223,846	251,329
Total liabilities and stockholders’ equity	$237,034	$261,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$18,048	$17,185	$38,919	$30,221
General and administrative	6,170	5,147	12,600	10,409
Total operating expenses	24,218	22,332	51,519	40,630
Loss from operations	(24,218)	(22,332)	(51,519)	(40,630)
Other income (expense):
Interest income	2,021	3,389	4,202	5,833
Interest expense	(6)	(17)	(14)	(37)
Other expense	(5)	(48)	(118)	(80)
Total other income, net	2,010	3,324	4,070	5,716
Loss before income tax	(22,208)	(19,008)	(47,449)	(34,914)
Income tax expense	(77)	(976)	(77)	(976)
Net loss	(22,285)	(19,984)	(47,526)	(35,890)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	(51)	37	(58)
Comprehensive loss	$(22,285)	$(20,035)	$(47,489)	$(35,948)
Net loss per share, basic and diluted	$(1.18)	$(1.07)	$(2.52)	$(2.00)
Weighted-average common shares outstanding, basic and diluted	18,964,008	18,680,042	18,867,044	17,923,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2026	18,738,249	$2	$474,160	$(96)	$(222,737)	$251,329
Issuance of common stock upon exercise of stock options	16,078	—	100	—	—	100
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	33,609	—	(412)	—	—	(412)
Issuance of common stock under at-the-market offering, net of offering costs	42,500	—	1,340	—	—	1,340
Stock-based compensation expense	—	—	3,205	—	—	3,205
Foreign currency translation adjustment	—	—	—	37	—	37
Reclassification of foreign currency translation loss to earnings				59	—	59
Net loss	—	—	—	—	(25,241)	(25,241)
Balance as of March 31, 2026	18,830,436	$2	$478,393	$—	$(247,978)	$230,417
Issuance of common stock upon exercise of stock options	9,161	—	44	—	—	44
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	5,818	—	(77)	—	—	(77)
Issuance of common stock under at-the-market offering, net of offering costs	389,806	—	11,735	—	—	11,735
Stock-based compensation expense	—	—	4,012	—	—	4,012
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	(22,285)	(22,285)
Balance as of June 30, 2026	19,235,221	$2	$494,107	$—	$(270,263)	$223,846

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2025	14,856,309	$2	$289,351	$9	$(148,586)	$140,776
Issuance of common stock upon exercise of stock options	125,455	—	972	—	—	972
Stock-based compensation expense	—	—	2,103	—	—	2,103
Issuance of common stock in connection with the private placement, net of offering costs of $11,928	3,689,465	—	173,098	—	—	173,098
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(15,906)	(15,906)
Balance as of March 31, 2025	18,671,229	$2	$465,524	$2	$(164,492)	$301,036
Issuance of common stock upon exercise of stock options	38,838	—	194	—	—	194
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	2,071	—	(17)	—	—	(17)
Stock-based compensation expense	—	—	2,588	—	—	2,588
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(19,984)	(19,984)
Balance as of June 30, 2025	18,712,138	$2	$468,289	$(49)	$(184,476)	$283,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(47,526)	$(35,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	589	700
Stock-based compensation expense	7,217	4,691
Loss on disposal of property and equipment	23	60
Reduction in the carrying amount of the operating right-of-use assets	925	1,035
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,177)	2,151
Other non-current assets	14	8
Accounts payable	584	1,721
Accrued expenses and other current liabilities	(228)	(1,157)
Operating lease liabilities	(285)	(1,121)
Net cash used in operating activities	(39,864)	(27,802)
Cash flows from investing activities:
Purchase of property and equipment	(98)	(27)
Proceeds from the sale of property and equipment	20	55
Net cash (used in) provided by investing activities	(78)	28
Cash flows from financing activities:
Proceeds from the at-the-market offering, net of offering costs	13,075	—
Proceeds from the private placement, net of offering costs	—	173,098
Proceeds from exercise of stock options	144	1,166
Payments for employee taxes related to net share settlement of equity awards	(489)	(17)
Repayment of finance lease obligations	(201)	(239)
Payment of deferred offering costs	—	(55)
Net cash provided by financing activities	12,529	173,953
Effect of exchange rate changes on cash and cash equivalents	96	(37)
Net (decrease) increase in cash and cash equivalents and restricted cash	(27,317)	146,142
Cash and cash equivalents and restricted cash as of beginning of period	254,870	141,826
Cash and cash equivalents and restricted cash as of end of period	$227,553	$287,968
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$227,068	$287,381
Restricted cash	485	587
Total cash, cash equivalents and restricted cash	$227,553	$287,968
Supplemental Cash Flow Information:
Purchases of property and equipment included in accounts payable	$—	$107
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,730	$—
Deferred offering costs included in accrued expenses and other current liabilities	$—	$86

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations, and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $22.3 million and $47.5 million for the three and six months ended June 30, 2026, respectively, and had an accumulated deficit of $270.3 million as of June 30, 2026. The Company has financed its operations primarily through the sale and issuance of common stock, convertible equity instruments, and proceeds from prior corporate transactions. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. The Company also has an effective shelf registration statement on Form S-3 filed with the SEC, which may be used to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, the Company has an at the market offering program (the “ATM”) pursuant to which it may sell up to $100 million of common stock. During the six months ended June 30, 2026, the Company sold 432,306 shares of its common stock under the ATM at an average price per share of $30.89 for gross proceeds of $13.4 million and net proceeds of $13.1 million after deducting commissions and offering expenses of $0.3 million. During the three months ended June 30, 2026, the Company sold 389,806 shares of its common stock under the ATM at an average price per share of $30.75 for gross proceeds of $12.0 million and net proceeds of $11.7 million after deducting commissions and offering expenses of $0.3 million.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $227.1 million as of June 30, 2026. In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance refers to GAAP as codified in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with GAAP. The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, which is included in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2025, which is included in our 2025 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2026.

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In February 2026, the Company dissolved its wholly owned Australian subsidiary, Tectonic Therapeutic Pty Ltd. This entity was dissolved as part of a broader corporate initiative intended to streamline operations and reduce administrative costs. As a result, the Company reclassified $0.1 million of cumulative foreign currency translation losses from accumulated other comprehensive loss to other expense during the six months ended June 30, 2026.

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

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and are adopted by the Company as of the specified effective dates. For the three months ended June 30, 2026, there were no newly adopted accounting pronouncements that had a material impact on the condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU No. 2025-12, Improvements to Accounting Standards Codification (“ASU 2025-12”), which addresses stakeholder suggestions and makes incremental improvements to GAAP. The amendments clarify guidance, correct errors, and make minor improvements to the Accounting Standards Codification. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

3. FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$225,310	$—	$—	$225,310
Total assets	$225,310	$—	$—	$225,310

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$253,498	$—	$—	$253,498
Total assets	$253,498	$—	$—	$253,498

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

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2026	December 31, 2025
Accrued compensation and related expenses	$2,570	$4,110
Accrued research and development expenses	3,739	2,301
Accrued other expenses	803	929
Total accrued expenses and other current liabilities	$7,112	$7,340

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

The Company reserved common stock for future issuance as follows:

	June 30, 2026	December 31, 2025
Outstanding options to purchase common stock	2,262,488	1,951,417
Unvested restricted stock units	484,320	262,184
Equity awards available for future issuance under the 2024 Equity Incentive Plan	1,264,406	925,367
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	483,288	295,906
Total	4,494,502	3,434,874

Changes in Capital Structure

During the six months ended June 30, 2026, the Company issued approximately 432,306 shares of its common stock under the ATM at an average price per share of $30.89 per share for gross proceeds of $13.4 million and net proceeds of $13.1 million after deducting commissions and offering expenses of $0.3 million.

The Company utilized the ATM for the first time in 2026; accordingly, there are no prior period issuances for comparison. The

Company intends to use the net proceeds for general corporate activities, including working capital.

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

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1st of each year through 2034, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase, (b) a number of shares equal to three times the initial share reserve, or (c) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 187,382 shares. No offering periods under the ESPP have been initiated as of June 30, 2026.

Stock Options

Stock options granted to employees generally vest over a four-year period in multiple tranches and have a contractual term of ten years. Options granted to the Board of Directors generally vest over a one-year period.

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the six months ended June 30, 2026:

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,951,417	$19.55
Options granted	351,287	28.03
Options exercised	(25,239)	5.72		$593
Options forfeited and expired	(14,977)	18.09
Outstanding as of June 30, 2026	2,262,488	$21.03	8.0	$35,026
Options vested and exercisable as of June 30, 2026	1,056,736	$16.04	7.2	$21,026
Options vested and expected to vest as of June 30, 2026	2,262,488	$21.03	8.0	$35,026

During the six months ended June 30, 2026 and 2025, the Company granted options with a weighted-average grant-date fair value of $22.56 and $34.44 per share, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $0.6 million and $5.0 million, respectively.

Fair Value of Stock Options Granted

The Company utilizes the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock options granted.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the BSM option-pricing model:

	Six Months Ended June 30,
	2026	2025
Expected term in years	5.50 - 6.08	5.50 - 6.25
Expected volatility	96.5% - 102.9%	102.6% - 103.1%
Risk-free interest rate	3.77% - 4.36%	3.92% - 4.43%
Expected dividend yield	0%	0%

Restricted Stock Units

Restricted stock units (“RSUs”), which are granted to employees, generally vest over a three-year period. The value of an RSU award is based on the quoted market price of the Company’s common stock on the grant date. The shares underlying the RSUs are not issued until the RSUs vest. The following table summarizes the RSU activity for the six months ended June 30, 2026:

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding as of January 1, 2026	262,184	$36.66
Restricted stock units granted	285,155	27.58
Restricted stock units vested	(59,629)	45.23
Restricted stock units forfeited	(3,390)	20.81
Outstanding as of June 30, 2026	484,320	$30.37

During the six months ended June 30, 2026 and 2025, the Company granted RSUs with a weighted-average grant date fair value of $27.58 and $44.96 per unit, respectively. The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $1.4 million and $0.1 million, respectively.

When RSUs vest the Company withholds shares with a fair value equal to the minimum statutory tax withholding requirements. During the six months ended June 30, 2026, 20,202 shares were withheld for tax purposes. Shares withheld are accounted for as a reduction of additional paid-in capital within stockholders’ equity.

Stock-Based Compensation Expense

The following table summarizes the unrecognized compensation expense and the weighted-average remaining period over which it is expected to be recognized, by type of award:

	As of June 30, 2026
	Unamortized Expense	Weighted Average Remaining Recognition Period (Years)
Stock options	24,427	2.4
RSUs	12,489	2.3

7. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(22,285)	$(19,984)	$(47,526)	$(35,890)
Denominator:
Weighted-average common shares outstanding, basic and diluted	18,964,008	18,680,042	18,867,044	17,923,056
Net loss per share, basic and diluted	$(1.18)	$(1.07)	$(2.52)	$(2.00)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2026	2025
Options to purchase common stock	2,262,488	1,835,742
Unvested restricted stock units	484,320	193,628
Total	2,746,808	2,029,370

8. Leases

The Company has lease obligations, including amounts due on leases of certain office and laboratory space and laboratory equipment under the terms of non-cancelable operating and finance leases.

Office and Laboratory Facilities Lease

In September 2025, the Company entered into a non-cancelable operating sublease for office and laboratory space in Watertown, Massachusetts. The lease commenced in January 2026, has a term of 3 years with the option to extend for one additional two year period. The payments under this lease are subject to escalation clauses. The Company provided the landlord a stand-by letter of credit in the amount of $0.5 million, which is classified as restricted cash, long-term on the condensed consolidated balance sheet. The lease contains customary provisions restricting assignment and subleasing, requiring landlord consent, and imposing obligations related to use, insurance, indemnification, and compliance with underlying lease terms.

The lease requires the Company to pay fixed base rent, which is included in the measurement of the lease, as well as its proportionate share of the facilities operating expenses which are treated as variable lease costs based on the Company’s election to combine lease and associated non-lease components and are excluded from the measurement of the lease. The Company is not reasonably certain to exercise the renewal option, therefore it is not included in the measurement of the lease. Upon commencement, the Company recognized a right-of-use asset of $3.7 million and a corresponding lease liability of $3.6 million.

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

Laboratory Equipment Leases

The Company has entered into various noncancelable financing leases for laboratory equipment used in research and development activities.

Lease Balances, Costs, and Future Minimum Payments

The following table summarizes the components of lease costs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	$616	$555	$1,300	$1,110

Finance lease cost:
Amortization of right-of-use assets	78	106	163	212
Interest on lease liabilities	6	17	14	37

Variable lease costs	348	265	678	523
Total lease cost	$1,048	$943	$2,155	$1,882

The following table summarizes the weighted average lease term and discount rates as of June 30, 2026:

Weighted-average remaining lease terms in years
Operating leases	2.4
Finance leases	0.6
Weighted-average discount rate
Operating leases	17.62%
Finance leases	10.24%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations on comparable terms at the time of lease inception.

Future commitments due under these lease agreements as of June 30, 2026 are as follows:

Year ended December 31,	Operating Leases	Finance Leases	Total
2026	1,133	149	1,282
2027	1,856	44	1,900
2028	2,038	—	2,038
2029	171	—	171
Thereafter	—	—	—
Total undiscounted cash flows	5,198	193	5,391
Less: interest	(985)	(7)	(992)
Total lease liabilities	$4,213	$186	$4,399
Less: current portion	(1,394)	(186)	(1,580)
Lease liabilities	$2,819	$—	$2,819

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

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) milestone payments payable upon regulatory approval and the achievement of specified clinical and commercial milestones for licensed products or know-how enabled products; (3) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (4) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. The Company incurred expense of $0.1 million related to the License Agreement during each of the three and six month periods ended June 30, 2026 and 2025.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be incurred and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. There are no matters pending that the Company currently believes are reasonably possible or probable of having a material impact to the Company’s financial position, results of operations, or statements of cash flows.

In the normal course of operations, the Company may become involved in various legal proceedings. As of June 30, 2026, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s condensed consolidated financial statements.

11. RELATED PARTY TRANSACTIONS

The Company enters into transactions with related parties in the ordinary course of business. Related parties include the Company’s directors, executive officers, principal stockholders, and entities in which such individuals have a controlling financial interest.

Scientific Advisory Board Member

One of the Company’s co-founders and former director is a member of the Company’s Scientific Advisory Board and meets the criteria of a related party. The Company incurred expense of $0.1 million for advisory services provided in each of the three and six month periods ended June 30, 2026 and 2025. There were no amounts due to this related party as of June 30, 2026 or December 31, 2025. In May 2026, the Company terminated its agreement with this related party and does not expect to incur further expense under the arrangement.

License Agreement

Harvard meets the criteria of a related party resulting from the Company’s co-founders’ employment as professors in the Harvard Department of Molecular Pharmacology. Core intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 9, License Agreements.

The Company incurred expense of $0.1 million related to the License Agreement during each of the three and six month periods ended June 30, 2026 and 2025. No amounts were due to Harvard related to the License Agreement as of June 30, 2026 or December 31, 2025.

12. SEGMENT INFORMATION

The Company operates in one operating segment, and therefore one reportable segment, focused on the discovery and development of therapeutic proteins and antibodies that modulate the activity of GPCRs. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), in evaluating financial performance and allocating resources on a consolidated basis. The CODM primarily evaluates the Company’s performance based on net loss and significant expense categories.

No segment asset information is presented because the CODM focuses on cash and expense impact; segment assets are monitored at the same level as the condensed consolidated balance sheet.

The following table presents the segment net loss and significant segment expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee-related expenses:
Research and development employee-related expenses	$4,050	$3,159	$8,169	$6,323
General and administrative employee-related expenses	1,592	1,518	3,347	2,855

External research and development expenses:
Research and preclinical expenses	1,905	1,737	3,483	3,738
Clinical and development expenses	8,461	5,692	18,125	10,096
Chemistry, manufacturing, and control expenses	1,003	3,847	4,521	5,331
Non-clinical science expenses	596	1,197	910	1,903

Non-employee-related general and administrative expenses	2,314	2,185	5,136	4,914
Other segment expenses[1]	2,364	649	3,835	730
Net loss	$22,285	$19,984	$47,526	$35,890

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

The ongoing APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy of TX45 administered subcutaneously (“SC”) in subjects with Pulmonary Hypertension (“PH”) in Heart Failure with Preserved Ejection Fraction (“HFpEF”), known as PH-HFpEF, enriched for combined pre- and post-capillary pulmonary hypertension (“CpcPH”). We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. Subjects were randomized to 300 mg SC (2 ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. Change from baseline in pulmonary vascular resistance (“PVR”) in the PVR>3 population is the primary endpoint of the trial. The trial is designed to enrich for patients with a PVR>3 aiming for 70% of patients enrolled. In July 2026, the Independent Data Monitoring Committee (“IDMC”) met to review unblinded safety and efficacy data from the TX45 APEX Phase 2 clinical trial, including approximately 80% of the expected patient exposure. The IDMC recommended the continuation of the study without modification. In June 2026, we completed enrollment in the APEX Phase 2 clinical trial, having enrolled 191 patients across 14 countries, with approximately 72% of enrolled patients in the enriched population of CpcPH patients with a PVR>3 WU at baseline. We expect topline results from the APEX clinical trial early in the first quarter of 2027.

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

Our second lead product candidate, TX2100, is being evaluated for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to APJ (also known as the apelin receptor; APLNR), a GPCR that mediates signaling by the pro-angiogenic peptide hormone apelin. A rodent surrogate of TX2100 demonstrated reductions in arteriovenous malformation (“AVM”) formation, bleeding, and anemia across the neonatal anti-BMP9/10 immunoblocked model and the more severe, adult inducible ALK1 knockout mouse model of HHT, supporting disease-modifying activity through APJ antagonism. TX2100 was further evaluated in non-human primates in IND-enabling GLP toxicology studies, including a 13-week repeat-dose study. In these studies, TX2100 was well tolerated at doses up to 100 mg/kg/week, with no treatment-related or target-related toxicities identified and no effects observed on cardiovascular, respiratory, neurological, renal, metabolic, or hematologic parameters. A formulation supporting subcutaneous dosing has been established, and drug substance and drug product manufacturing under Good Manufacturing Practice (“GMP”) have been completed to support initiation of a Phase 1a clinical trial. In February 2026, we randomized the first subject in the Phase 1a healthy volunteer clinical trial for TX2100. As of June 2026, six single dose cohorts of healthy volunteers have been dosed. We expect to report topline results from the ongoing Phase 1a trial of TX2100 in healthy volunteers by the end of the third quarter of 2026. Assuming acceptable PK in the Phase 1a trial, a Phase 1b clinical trial to explore the safety and efficacy (hematological support, hemoglobin, and epistaxis) of TX2100 in patients with hematologic-support dependent HHT and a Phase 2 clinical trial in patients with moderate to severe HHT are planned in early 2027.

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

Costs that are deployed across multiple programs or platform activities and not directly attributable to any single program are recorded as platform development and unallocated expenses, which include multi-program employee-related costs, cross-program licensing payments, laboratory supplies and related expenses, contract research, manufacturing and consulting services, facility-related and other expenses, including depreciation, and discovery efforts.

Research and development activities are central to our business. Later-stage clinical programs generally incur higher costs than early-stage programs due to the increased size and duration of trials. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We will continue to evaluate which product candidates to pursue and the allocation of funding based on preclinical and clinical results, regulatory developments, and commercial potential. We expect our research and development expenses to increase significantly as we advance our product candidates through clinical development and initiate additional and later stage clinical trials. Our future expenses may vary significantly each period based on factors such as:

•
expenses incurred to conduct preclinical studies required to advance our product candidates into clinical development;
•
per patient clinical trial costs, based on the number of doses that patients receive;
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
•
the materials utilized to manufacture our product candidates;
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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following tables summarize our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change

Operating expenses:
Research and development:
TX45	$6,999	$5,587	$1,412	25%
TX2100	2,761	4,906	(2,145)	(44%)
Platform development and unallocated expenses	8,288	6,692	1,596	24%
Total research and development expenses	18,048	17,185	863	5%
General and administrative	6,170	5,147	1,023	20%
Total operating expenses	24,218	22,332	1,886	8%
Loss from operations	(24,218)	(22,332)	(1,886)	8%
Other income, net:
Interest income	2,021	3,389	(1,368)	(40%)
Interest expense	(6)	(17)	11	(65%)
Other expense	(5)	(48)	43	(90%)
Total other income, net	2,010	3,324	(1,314)	(40%)
Loss before income tax	$(22,208)	$(19,008)	$(3,200)	17%

Research and development expenses increased by $0.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to $1.4 million in higher CRO and CDMO costs related to our ongoing Phase 2 clinical trials of TX45 and a $1.6 million increase in platform development and unallocated expenses, principally driven by higher employee-related expenses. The increase in employee-related expenses reflected higher non-cash stock-based compensation expense, driven by incremental equity awards granted to new hires and ongoing annual employee grants, and higher payroll and related costs associated with the continued expansion of our research and development team in support of our pipeline programs. These increases were partially offset by a $2.1 million decrease in costs related to our TX2100 program, primarily due to CDMO costs incurred in the prior-year period for the production of drug substance.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily attributable to higher employee-related expenses. The increase in employee-related expenses was driven by higher non-cash stock-based compensation expense, reflecting incremental equity awards granted to employees, including new hires and ongoing annual grants.

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

Interest Income

Interest income decreased by $1.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower cash and cash equivalents.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

The following tables summarize our results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change

Operating expenses:
Research and development:
TX45	$18,660	$9,880	$8,780	89%
TX2100	4,359	7,150	(2,791)	(39%)
Platform development and unallocated expenses	15,900	13,191	2,709	21%
Total research and development expenses	38,919	30,221	8,698	29%
General and administrative	12,600	10,409	2,191	21%
Total operating expenses	51,519	40,630	10,889	27%
Loss from operations	(51,519)	(40,630)	(10,889)	27%
Other income, net:
Interest income	4,202	5,833	(1,631)	(28%)
Interest expense	(14)	(37)	23	(62%)
Other expense	(118)	(80)	(38)	48%
Total other income, net	4,070	5,716	(1,646)	(29%)
Loss before income tax	$(47,449)	$(34,914)	$(12,535)	36%

Research and development expenses increased by $8.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to $8.8 million in higher CRO and CDMO costs related to our ongoing Phase 2 clinical trials of TX45, and a $2.7 million increase in Platform development and unallocated expenses, principally driven by higher employee-related expenses. The increase in employee-related expenses reflected higher non-cash stock-based compensation expense, driven by incremental equity awards granted to new hires and ongoing annual employee grants, and higher payroll and related costs associated with the continued expansion of our research and development team in support of our pipeline programs. These increases were partially offset by a $2.8 million decrease in costs related to our TX2100 program, primarily due to CDMO costs incurred in the prior-year period for the production of drug substance.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily attributable to higher employee-related expenses. The increase in employee-related expenses was driven by higher non-cash stock-based compensation expense, reflecting incremental equity awards granted to employees, including new hires and ongoing annual grants, and higher expense resulting from annual merit increases and other employee-related compensation costs.

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

Interest Income

Interest income decreased by $1.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower cash and cash equivalents.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations primarily through the sale and issuance of common stock, convertible equity instruments, and proceeds from prior corporate transactions. We currently have an effective shelf registration statement on Form S-3 filed with the SEC, which we may use to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, we have the ability to sell up to $100 million of additional shares of our common stock to the public through an at the market offering program (“ATM”). During the six months ended June 30, 2026, the Company sold 432,306 shares of its common stock under the ATM at an average price per share of $30.89 for gross proceeds of $13.4 million and net proceeds of $13.1 million after deducting commissions and offering expenses of $0.3 million. During the three months ended June 30, 2026, the Company sold 389,806 shares of its common stock under the ATM at an average price per share of $30.75 for gross proceeds of $12.0 million and net proceeds of $11.7 million after deducting commissions and offering expenses of $0.3 million.

As of June 30, 2026, we had $227.1 million in cash and cash equivalents and an accumulated deficit of $270.3 million. Based on our current business plans, management believes that our cash, cash equivalents and marketable securities on hand at June 30, 2026 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the consolidated financial statements included in this Quarterly Report. However, our estimates are based on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than expected. We may require additional funding to support our research programs, clinical development, and general corporate operations. There can be no assurance that additional financing, whether through public or private equity, debt, collaborations, or licensing arrangements, will be available on acceptable terms, or at all.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(39,864)	$(27,802)
Net cash (used in) provided by investing activities	(78)	28
Net cash provided by financing activities	12,529	173,953
Effect of exchange rate changes on cash and cash equivalents	96	(37)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,317)	$146,142

Operating Activities

Net cash used in operating activities was $39.9 million for the six months ended June 30, 2026. Cash used in operations was primarily used to fund development of our product candidates, resulting in a net loss of $47.5 million, partially offset by non-cash charges of $8.8 million. Changes in operating assets and liabilities, including the timing of vendor payments and lease repayments, had an effect of $1.1 million on cash used in operating activities.

Net cash used in operating activities was $27.8 million for the six months ended June 30, 2025. Cash used in operating activities was primarily used to fund our operations to develop our product candidates, resulting in a net loss of $35.9 million partially offset by non-cash charges of $6.5 million and changes in operating assets and liabilities related to the timing of the vendor payments of $1.6 million.

Investing Activities

Net cash used in or provided by investing activities during the six months ended June 30, 2026 and 2025 was nominal and related to the purchase and sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $12.5 million for the six months ended June 30, 2026, primarily due to net proceeds of $13.1 million received from shares sold under the ATM offset by payments for employee taxes related to the net share settlement of equity awards, whereby a portion of vested shares was withheld to satisfy employees’ tax withholding obligations of $0.5 million.

Net cash provided by financing activities was $174.0 million for the six months ended June 30, 2025, primarily due to net proceeds of $173.1 million from the sale of shares in a private offering and $1.2 million in proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates including our lead product candidates TX45 and TX2100. In addition, if we obtain marketing approval for TX45, TX2100 or any of our other product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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
•
the costs of operating as a publicly traded company and supporting our anticipated organizational growth;
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

We have lease obligations for certain office and laboratory space and laboratory equipment under non-cancelable operating and finance leases. The leases expire at various times through 2029. Minimum lease payments under these agreements are $1.3 million for the remainder of 2026, $1.9 million in 2027, $2.0 million in 2028, and $0.2 million in 2029. These amounts reflect enforceable obligations under non-cancelable contracts and do not include commitments that can be terminated without significant penalty.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in the Company’s common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that were filed and will be filed with the SEC, in evaluating the Company and its business. Additional risks and uncertainties not presently known to or that are currently seen as immaterial may also harm the Company’s business. If any of these risks occur, business, growth prospects, operating results and financial condition could be materially and adversely affected, the trading price of the Company’s common stock could decline, and investors could lose part or all of their investment.

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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended June 30, 2026 and 2025, we reported a net loss of $22.3 million and $20.0 million, respectively. As of June 30, 2026, we had an accumulated deficit of $270.3 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidates, TX45 and TX2100, along with any future product candidates we may develop.

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

As of June 30, 2026, we had $227.1 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the date of our condensed consolidated financial statements included in this Quarterly Report, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as TX45 is still in Phase 2 clinical trials and TX2100 is currently in a Phase 1a clinical trial.

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

To date, we have completed the Phase 1a trial in normal healthy volunteers and Phase 1b in patients with Group 2 Pulmonary Hypertension associated with HFrEF and HFpEF for TX45. We may experience delays in our ongoing clinical trials or preclinical studies. Additionally, we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. Furthermore, our product candidate TX2100 is currently in a Phase 1a trial. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize TX45, TX2100 or any future product candidates, including:

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

The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. For instance, the regulatory landscape related to clinical trials in the EU evolved. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. The CTR foresaw a three-year transition period that ended on January 30, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of Group 2 PH, Group 3 PH-ILD, and Hereditary Hemorrhagic Telangiectasia (“HHT”) disorders. Although there are no other companies who have commercialized therapies for Group 2 PH or HHT, there are many other companies, including large biotechnology and pharmaceutical companies, that are developing therapies for these therapeutic areas. For example, Merck and Tenax Therapeutics for the treatment of Group 2 PH and Diagonal Therapeutics, Atavistik, Terremoto, Vaderis Therapeutics and Alnylam Pharmaceuticals for the treatment of HHT. For PH-ILD, United Therapeutics and Liquidia have commercialized therapies, while Insmed, Gossamar, Pulmovant, Halo Biosciences and Foresee Pharmaceuticals are developing therapies for PH-ILD. In addition, in January 2025, Eli Lilly terminated its Phase 2 trial of volenrelaxin, and in February 2026 AstraZeneca announced its Phase 2 clinical trial with AZD3427 for Group 2 PH was discontinued due to lack of efficacy. AstraZeneca is also developing AZD5462, an oral RXFP1 agonist targeting the same relaxin pathway, which completed a Phase 2b trial in patients with chronic heart failure in February 2026, with results not yet reported, which may have affected investor perception of relaxin product candidates in general.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan”, to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, private health insurers, health maintenance organizations and other organizations, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. In the United States and markets in other countries, governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drug products. We cannot be sure that coverage and reimbursement will be available for any product that we or our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or our partners obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we and our partners may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

In addition, courts outside the United States are sometimes less willing to protect proprietary information. If we choose to go to court to stop a third party from using any of our proprietary information, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information or otherwise gain access to, or disclose, our technology.

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

Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. Many states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. For example, the California Consumer Rights Act (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”) applies to personal information data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain rights concerning their personal data. The CCPA provides fines for noncompliance and a limited private right of action in connection with certain data breaches. While the

CCPA and other state privacy laws contain an exemption for certain personal information processed in connection with clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third party litigation and regulatory investigations, enforcement, fines, and penalties.

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

Our use and provision of AI-powered solutions could lead to operational or reputational damage, competitive harm, legal and regulatory risk and additional costs.

Our employees and personnel use artificial intelligence (“AI”) technologies in the course of performing their work, and the disclosure and use of personal, confidential, or other proprietary data in AI technologies is subject to various laws and other obligations, including those related to third-party intellectual property, data privacy and information security, publicity, contractual or other rights. Governments have passed and are likely to pass additional laws regulating AI. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.

Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. Our use of AI technologies and tools may inadvertently reduce our effectiveness and efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, standards and values, do not comply with our policies or procedures, harm our brand and reputation, negatively impact consumers or merchants or otherwise interfere with the performance of our business.

Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies, including if sensitive information is used to train the third parties’ AI technology. Additionally, where an AI technology model ingests personal or sensitive data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.

If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Based on the number of shares outstanding as of June 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 40% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

TECTONIC THERAPEUTIC, INC.

Date: August 6, 2026	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)