Form 10-Q
period 2026-09-30
Tectonic Therapeutic, Inc.
filed 2026-11-05
CIK 1681087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 19,948,037 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “if,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “until,” “will,” “would,” and similar expressions or variations. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$234,666	$253,798
Prepaid expenses and other current assets	3,885	2,974
Restricted cash	—	587
Total current assets	238,551	257,359
Property and equipment, net	793	1,185
Finance right-of-use assets, net	220	495
Operating right-of-use assets	3,234	874
Restricted cash, non-current	485	485
Other assets	577	640
Total assets	$243,860	$261,038
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,624	$1,093
Accrued expenses and other current liabilities	8,993	7,340
Finance lease liability	100	344
Operating lease liability	1,387	889
Total current liabilities	12,104	9,666
Finance lease liability, non-current	—	43
Operating lease liability, non-current	2,431	—
Total liabilities	14,535	9,709
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 19,935,375 and 18,738,249 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	520,933	474,160
Accumulated other comprehensive loss	—	(96)
Accumulated deficit	(291,610)	(222,737)
Total stockholders’ equity	229,325	251,329
Total liabilities and stockholders’ equity	$243,860	$261,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$17,443	$16,927	$56,362	$47,148
General and administrative	6,015	4,963	18,615	15,372
Total operating expenses	23,458	21,890	74,977	62,520
Loss from operations	(23,458)	(21,890)	(74,977)	(62,520)
Other income (expense):
Interest income	2,116	2,900	6,318	8,733
Interest expense	(4)	(14)	(18)	(51)
Other expense	(1)	(31)	(119)	(111)
Total other income, net	2,111	2,855	6,181	8,571
Loss before income tax	(21,347)	(19,035)	(68,796)	(53,949)
Income tax expense	—	—	(77)	(976)
Net loss	(21,347)	(19,035)	(68,873)	(54,925)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	(26)	37	(84)
Comprehensive loss	$(21,347)	$(19,061)	$(68,836)	$(55,009)
Net loss per share, basic and diluted	$(1.08)	$(1.02)	$(3.60)	$(3.02)
Weighted-average common shares outstanding, basic and diluted	19,704,164	18,712,767	19,146,768	18,189,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2026	18,738,249	$2	$474,160	$(96)	$(222,737)	$251,329
Issuance of common stock upon exercise of stock options	16,078	—	100	—	—	100
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	33,609	—	(412)	—	—	(412)
Issuance of common stock under at-the-market offering, net of offering costs	42,500	—	1,340	—	—	1,340
Stock-based compensation expense	—	—	3,205	—	—	3,205
Foreign currency translation adjustment	—	—	—	37	—	37
Reclassification of foreign currency translation loss to earnings	—	—	—	59	—	59
Net loss	—	—	—	—	(25,241)	(25,241)
Balance as of March 31, 2026	18,830,436	$2	$478,393	$—	$(247,978)	$230,417
Issuance of common stock upon exercise of stock options	9,161	—	44	—	—	44
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	5,818	—	(77)	—	—	(77)
Issuance of common stock under at-the-market offering, net of offering costs	389,806	—	11,735	—	—	11,735
Stock-based compensation expense	—	—	4,012	—	—	4,012
Net loss	—	—	—	—	(22,285)	(22,285)
Balance as of June 30, 2026	19,235,221	$2	$494,107	$—	$(270,263)	$223,846
Issuance of common stock upon exercise of stock options	25,132	—	471	—	—	471
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	14,530	—	(156)	—	—	(156)
Issuance of common stock under at-the-market offering, net of offering costs	660,492	—	22,276	—	—	22,276
Stock-based compensation expense	—	—	4,235	—	—	4,235
Net loss	—	—	—	—	(21,347)	(21,347)
Balance as of September 30, 2026	19,935,375	$2	$520,933	$—	$(291,610)	$229,325

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2025	14,856,309	$2	$289,351	$9	$(148,586)	$140,776
Issuance of common stock upon exercise of stock options	125,455	—	972	—	—	972
Issuance of common stock in connection with the private placement, net of offering costs	3,689,465	—	173,098	—	—	173,098
Stock-based compensation expense	—	—	2,103	—	—	2,103
Foreign currency translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(15,906)	(15,906)
Balance as of March 31, 2025	18,671,229	$2	$465,524	$2	$(164,492)	$301,036
Issuance of common stock upon exercise of stock options	38,838	—	194	—	—	194
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for taxes	2,071	—	(17)	—	—	(17)
Stock-based compensation expense	—	—	2,588	—	—	2,588
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(19,984)	(19,984)
Balance as of June 30, 2025	18,712,138	$2	$468,289	$(49)	$(184,476)	$283,766
Issuance of common stock upon exercise of stock options	1,085	—	6	—	—	6
Stock-based compensation expense	—	—	2,817	—	—	2,817
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	(19,035)	(19,035)
Balance as of September 30, 2025	18,713,223	$2	$471,112	$(75)	$(203,511)	$267,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tectonic Therapeutic, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(68,873)	$(54,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	839	1,042
Stock-based compensation expense	11,452	7,508
Loss on disposal of property and equipment	23	153
Reduction in the carrying amount of the operating right-of-use assets	1,370	1,570
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,032)	1,398
Other non-current assets	63	3
Accounts payable	531	459
Accrued expenses and other current liabilities	1,536	(1,123)
Operating lease liabilities	(680)	(1,702)
Net cash used in operating activities	(54,771)	(45,617)
Cash flows from investing activities:
Purchase of property and equipment	(98)	(208)
Proceeds from the sale of property and equipment	20	70
Net cash used in investing activities	(78)	(138)
Cash flows from financing activities:
Proceeds from the at-the-market offering, net of offering costs	35,351	—
Proceeds from the private placement, net of offering costs	—	173,098
Proceeds from exercise of stock options	615	1,172
Payments for employee taxes related to net share settlement of equity awards	(645)	(17)
Repayment of finance lease obligations	(287)	(362)
Payment of deferred offering costs	—	(395)
Net cash provided by financing activities	35,034	173,496
Effect of exchange rate changes on cash and cash equivalents	96	(60)
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,719)	127,681
Cash and cash equivalents and restricted cash as of beginning of period	254,870	141,826
Cash and cash equivalents and restricted cash as of end of period	$235,151	$269,507
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$234,666	$268,435
Restricted cash	485	1,072
Total cash, cash equivalents and restricted cash	$235,151	$269,507
Supplemental Cash Flow Information:
Purchases of property and equipment included in accrued expenses	$117	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,730	$—
Deferred offering costs included in accounts payable	$—	$50

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

Liquidity and Capital Resources

Since inception, the Company has incurred recurring losses and negative cash flows from operations, and expects such losses to continue in the future as it conducts research and development activities and continues to develop its product candidates. The Company generated net losses of $21.3 million and $68.9 million for the three and nine months ended September 30, 2026, respectively, and had an accumulated deficit of $291.6 million as of September 30, 2026. The Company has financed its operations primarily through the sale and issuance of common stock, convertible equity instruments, and proceeds from prior corporate transactions. The Company has devoted substantially all of its financial resources and efforts to business planning, conducting research and development, recruiting management and technical staff, and raising capital. The Company also has an effective shelf registration statement on Form S-3 filed with the SEC, which may be used to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, the Company has an at-the-market offering program (the “ATM”) pursuant to which it may sell up to $100 million of common stock. During the three months ended September 30, 2026, the Company sold 660,492 shares of its common stock under the ATM at an average price per share of $34.45 for gross proceeds of $22.7 million and net proceeds of $22.3 million after deducting commissions and offering expenses of $0.4 million. During the nine months ended September 30, 2026, the Company sold 1,092,798 shares of its common stock under the ATM at an average price per share of $33.05 for gross proceeds of $36.1 million and net proceeds of $35.4 million after deducting commissions and offering expenses of $0.7 million.

As the Company continues to develop its proprietary platform and potential product candidates, it will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. It may never achieve profitability, and until it does, it will continue to need to raise additional capital to fund its operations. The Company had cash and cash equivalents of $234.7 million as of September 30, 2026. In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The Company believes that its existing cash and cash equivalents will be sufficient to allow the Company to fund operations beyond twelve months from the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance refers to GAAP as codified in the Accounting Standards Codification (“ASC”) and as amended by ASUs issued by the Financial Accounting Standards Board

(“FASB”). These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with GAAP. The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, which is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the year ended December 31, 2025, which is included in our 2025 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2026.

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In February 2026, the Company dissolved its wholly owned Australian subsidiary, Tectonic Therapeutic Pty Ltd. This entity was dissolved as part of a broader corporate initiative intended to streamline operations and reduce administrative costs. As a result, the Company reclassified $0.1 million of cumulative foreign currency translation losses from accumulated other comprehensive loss to other expense during the nine months ended September 30, 2026.

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

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and are adopted by the Company as of the specified effective dates. There were no newly adopted accounting pronouncements that had a material impact on the condensed consolidated financial statements during the three and nine months ended September 30, 2026.

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

3. FAIR VALUE MEASUREMENTS

The following tables present information about financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$234,508	$—	$—	$234,508
Total assets	$234,508	$—	$—	$234,508

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$253,498	$—	$—	$253,498
Total assets	$253,498	$—	$—	$253,498

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

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2026	December 31, 2025
Accrued compensation and related expenses	$3,704	$4,110
Accrued research and development expenses	4,231	2,301
Accrued other expenses	1,058	929
Total accrued expenses and other current liabilities	$8,993	$7,340

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock at a par value of $0.0001 per share.

The Company reserved common stock for future issuance as follows:

	September 30, 2026	December 31, 2025
Outstanding options to purchase common stock	2,494,106	1,951,417
Unvested restricted stock units	474,299	262,184
Equity awards available for future issuance under the 2024 Equity Incentive Plan	1,003,147	925,367
Shares reserved for purchase under the 2024 Employee Stock Purchase Plan	483,288	295,906
Total	4,454,840	3,434,874

Changes in Capital Structure

During the nine months ended September 30, 2026, the Company sold 1,092,798 shares of its common stock under the ATM at an average price per share of $33.05 for gross proceeds of $36.1 million and net proceeds of $35.4 million after deducting commissions and offering expenses of $0.7 million. The Company utilized the ATM for the first time in 2026; accordingly, there are no prior period issuances for comparison. The Company intends to use the net proceeds for general corporate activities, including working capital.

6. EQUITY INCENTIVE PLANS

2019 Equity Incentive Plan

The Tectonic 2019 Equity Incentive Plan (the “2019 Plan”) provides employees, consultants and advisors and non-employee members of the Board of Directors with the opportunity to receive grants of stock options, stock awards and equity awards. Following the effectiveness of the 2024 Equity Incentive Plan as described below, no further grants will be made under the 2019 Plan; however, outstanding equity awards granted under the 2019 Plan continue to be governed by the terms of the 2019 Plan.

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

2024 Employee Stock Purchase Plan

On June 20, 2024, the Company adopted the 2024 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1st of each year through 2034, in an amount equal to the lesser of (a) 1% of the total number of shares of common stock issued and outstanding determined as of the day prior to such increase, (b) a number of shares equal to three times the initial share reserve, or (c) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 187,382 shares. No offering periods under the ESPP have been initiated as of September 30, 2026.

Stock Options

Stock options granted to employees generally vest over a four-year period in multiple tranches and have a contractual term of ten years. Options granted to the Board of Directors generally vest over a one-year period.

The following table summarizes the stock option activity under the 2019 Plan and 2024 Plan for the nine months ended September 30, 2026:

	Outstanding Options
	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,951,417	$19.55
Options granted	611,088	28.89
Options exercised	(50,371)	12.22		$1,053
Options forfeited and expired	(18,028)	20.23
Outstanding as of September 30, 2026	2,494,106	$21.98	8.0	$15,553
Options vested and exercisable as of September 30, 2026	1,179,501	$17.02	7.2	$11,358
Options vested and expected to vest as of September 30, 2026	2,494,106	$21.98	8.0	$15,553

During the nine months ended September 30, 2026 and 2025, the Company granted options with a weighted-average grant-date fair value of $23.03 and $29.76 per share, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $1.1 million and $5.0 million, respectively.

Fair Value of Stock Options Granted

The Company utilizes the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock options granted.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the BSM option-pricing model:

	Nine Months Ended September 30,
	2026	2025
Expected term in years	5.50 - 6.08	5.50 - 6.25
Expected volatility	96.5% - 102.9%	102.6% - 103.7%
Risk-free interest rate	3.77% - 4.61%	3.76% - 4.43%
Expected dividend yield	0%	0%

Restricted Stock Units

Restricted stock units (“RSUs”), which are granted to employees, generally vest over a three-year period. The value of an RSU award is based on the quoted market price of the Company’s common stock on the grant date. The shares underlying the RSUs are not issued until the RSUs vest. The following table summarizes the RSU activity for the nine months ended September 30, 2026:

	Outstanding RSUs
	Number of Shares Underlying Outstanding Units	Weighted- Average Grant Date Fair Value per Unit
Outstanding as of January 1, 2026	262,184	$36.66
Restricted stock units granted	297,185	27.77
Restricted stock units vested	(80,497)	37.41
Restricted stock units forfeited	(4,573)	23.12
Outstanding as of September 30, 2026	474,299	$31.09

During the nine months ended September 30, 2026 and 2025, the Company granted RSUs with a weighted-average grant date fair value of $27.77 and $36.96 per unit, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $2.0 million and $0.1 million, respectively.

When RSUs vest the Company withholds shares with a fair value equal to the minimum statutory tax withholding requirements. During the nine months ended September 30, 2026 and 2025, 26,540 and 859 shares, respectively, were withheld for tax purposes. Shares withheld are accounted for as a reduction of additional paid-in capital within stockholders’ equity.

Stock-Based Compensation Expense

The following table summarizes, by type of award, the unrecognized compensation expense and the weighted-average remaining period over which it is expected to be recognized at September 30, 2026:

	Unamortized Expense	Weighted-Average Remaining Recognition Period (Years)
Stock options	$27,805	2.4
RSUs	11,303	2.1

7. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(21,347)	$(19,035)	$(68,873)	$(54,925)
Denominator:
Weighted-average common shares outstanding, basic and diluted	19,704,164	18,712,767	19,146,768	18,189,185
Net loss per share, basic and diluted	$(1.08)	$(1.02)	$(3.60)	$(3.02)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 because including them would have been antidilutive:

	As of September 30,
	2026	2025
Options to purchase common stock	2,494,106	1,945,103
Unvested restricted stock units	474,299	256,325
Total	2,968,405	2,201,428

8. Leases

The Company has lease obligations, including amounts due on leases of certain office and laboratory space and laboratory equipment under the terms of non-cancelable operating and finance leases.

Office and Laboratory Facilities Lease

In September 2025, the Company entered into a non-cancelable operating sublease for office and laboratory space in Watertown, Massachusetts. The lease commenced in January 2026, has a term of 3 years with the option to extend for one additional two-year period. The payments under this lease are subject to escalation clauses. The Company provided the landlord a stand-by letter of credit in the amount of $0.5 million, which is classified as restricted cash, long-term on the condensed consolidated balance sheet. The lease contains customary provisions restricting assignment and subleasing, requiring landlord consent, and imposing obligations related to use, insurance, indemnification, and compliance with underlying lease terms.

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

The Company also has an operating lease arrangement for laboratory space that provides the right to use designated research premises through December 31, 2026. The Company initially entered into the lease in December 2023 for a one-year term. The lease term was subsequently extended pursuant to amendments executed in the ordinary course of business, including an amendment entered into in December 2025 that extended the term through December 31, 2026.

Laboratory Equipment Leases

The Company has entered into various non-cancelable financing leases for laboratory equipment used in research and development activities.

Lease Balances, Costs, and Future Minimum Payments

The following table summarizes the components of lease costs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	$616	$555	$1,916	$1,665

Finance lease cost:
Amortization of right-of-use assets	67	106	230	318
Interest on lease liabilities	4	14	18	51

Variable lease costs	311	249	989	772
Total lease cost	$998	$924	$3,153	$2,806

The following table summarizes the weighted average lease term and discount rates as of September 30, 2026:

Weighted-average remaining lease terms in years
Operating leases	2.2
Finance leases	0.5
Weighted-average discount rate
Operating leases	17.7%
Finance leases	10.4%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations on comparable terms at the time of lease inception.

Future commitments due under these lease agreements as of September 30, 2026 are as follows:

Year ending December 31,	Operating Leases	Finance Leases	Total
2026	$567	$59	$626
2027	1,856	44	1,900
2028	2,038	—	2,038
2029	171	—	171
Thereafter	—	—	—
Total undiscounted cash flows	4,632	103	4,735
Less: interest	(814)	(3)	(817)
Total lease liabilities	$3,818	$100	$3,918
Less: current portion	(1,387)	(100)	(1,487)
Lease liabilities	$2,431	$—	$2,431

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

The Company is responsible for payment of (1) annual maintenance fees ranging from the low five digits to the low six digits during the term of the License Agreement (through the first commercial sale of a royalty-bearing product); (2) milestone payments payable upon regulatory approval and the achievement of specified clinical and commercial milestones for licensed products or know-how enabled products; (3) royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from products that utilize the license technology (“Licensed Products”) and royalty payments as a percentage in the low single digits of the annual net sales that the Company generates from know-how enabled product licenses (“Know-How Enabled Products”) and (4) a percentage between 10-20% of all non-royalty income received by the Company under sublicenses, strategic partnerships and know-how enabled product licenses that utilize the license technology. Subsequent to the first commercial sale of a royalty-bearing product, annual maintenance fees will increase to a low six digits for the remainder of the term of the License Agreement. The royalty term from sales of Licensed Products will terminate on a country-by-country and product-by-product basis on the earlier of (i) the expiration of the patent rights covering the product, expected to be no earlier than May 2041, and (ii) the termination of the License Agreement. The royalty term from sales of Know-How Enabled Products will terminate on the earlier of (i) ten years after the first commercial sale of the first Know-How Enabled Product and (ii) twelve years after the first commercial sale of the first Licensed Product. The Company incurred expense of $0.1 million related to the License Agreement during each of the three and nine month periods ended September 30, 2026 and 2025.

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

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be incurred and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. There are no matters pending that the Company currently believes are reasonably possible or probable of having a material impact to the Company’s condensed consolidated financial statements.

In the normal course of operations, the Company may become involved in various legal proceedings. As of September 30, 2026, the Company has not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s condensed consolidated financial statements.

11. RELATED PARTY TRANSACTIONS

Related parties include the Company’s directors, executive officers, principal stockholders, and members of their immediate families; entities controlled by, or under significant influence of, any of these parties; and other parties that can significantly influence the management or operating policies of the Company.

Scientific Advisory Board Member

One of the Company’s co-founders and former director was a member of the Company’s Scientific Advisory Board through May 2026, when the Company terminated its agreement with this related party. The Company incurred expense of $0.1 million for advisory services provided during each of the nine month periods ended September 30, 2026 and 2025. The Company incurred no expense for advisory services provided by this related party during the three months ended September 30, 2026, compared to $0.1 million during the three months ended September 30, 2025.

License Agreement

One of the Company’s co-founders, who is a current director and principal stockholder of the Company, is a professor at Harvard Medical School. Intellectual property utilized by the Company is licensed from Harvard under the License Agreement described in Note 9, License Agreements. As a result, Harvard is considered a related party. The Company incurred expense of $0.1 million related to the License Agreement during each of the three and nine month periods ended September 30, 2026 and 2025.

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

The following table presents the segment net loss and significant segment expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee-related expenses:
Research and development employee-related expenses	$4,049	$3,265	$12,218	$9,588
General and administrative employee-related expenses	1,597	1,295	4,944	4,150

External research and development expenses:
Research and preclinical expenses	1,857	1,871	5,340	5,609
Clinical and development expenses	7,937	5,749	26,062	15,845
Chemistry, manufacturing, and control expenses	672	3,220	5,193	8,551
Non-clinical science expenses	805	1,225	1,715	3,128

Non-employee-related general and administrative expenses	2,058	2,000	7,194	6,914
Other segment expenses[1]	2,372	410	6,207	1,140
Net loss	$21,347	$19,035	$68,873	$54,925

1 Other segment expenses include expenses not captured in the primary categories above, such as stock-based compensation, depreciation and amortization, interest income, interest expense and income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following discussion contains forward-looking statements that are based upon current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report. Please also see the section titled “Cautionary Note Regarding Forward-Looking Statements.” All brand names or trademarks appearing in this report are the property of their respective holders.

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

Lead Product Candidates

Our lead product candidates are TX45, an Fc-relaxin fusion molecule that activates the RXFP1 receptor, the GPCR target of the hormone relaxin, and TX2100, a VHH-Fc fusion antagonist antibody that binds to APJ, the receptor for apelin (“APLNR”).

TX45: APEX Phase 2 Clinical Trial in PH-HFpEF

The ongoing APEX Phase 2 clinical trial is a global, 24-week, placebo-controlled trial designed to evaluate the safety and efficacy of TX45 administered subcutaneously (“SC”) in subjects with Pulmonary Hypertension (“PH”) in Heart Failure with Preserved Ejection Fraction (“HFpEF”), known as PH-HFpEF, enriched for combined pre- and post-capillary pulmonary hypertension (“CpcPH”). We dosed our first subject in the APEX Phase 2 clinical trial in October 2024. Subjects were randomized to 300 mg SC (2 ml injection) once monthly of TX45, 300 mg SC once every other week of TX45, or placebo. Change from baseline in pulmonary vascular resistance (“PVR”) in the CpcPH PVR>3 population is the primary endpoint of the trial. The trial is designed to enrich for patients with a PVR>3, aiming for 70% of patients enrolled.

In June 2026, we completed enrollment in the APEX Phase 2 clinical trial, having enrolled 191 patients across 14 countries, with approximately 72% of enrolled patients in the enriched population of CpcPH patients with a PVR>3 Wood Units at baseline. In July 2026, the Independent Data Monitoring Committee (“IDMC”) met to review unblinded safety and efficacy data from the TX45 APEX Phase 2 clinical trial, including approximately 80% of the expected patient exposure. The IDMC recommended the continuation of the study without modification. We expect topline results from the APEX Phase 2 clinical trial by the end of January 2027.

TX45: ALPINE Phase 2a Clinical Trial in PH-ILD (Group 3 PH)

In March 2026, the first patient was screened in ALPINE, our 16-week, open-label, multinational, repeat-dose Phase 2a clinical trial to evaluate TX45’s safety and efficacy in up to 25 patients with PH associated with Interstitial Lung Disease (“ILD”), known as PH-ILD (Group 3 PH). PH-ILD is an orphan disease with limited treatment options and a high mortality rate. We believe TX45’s mechanism is well suited to PH-ILD’s disease pathophysiology because of its pulmonary vasodilation, anti-inflammatory, beneficial remodeling and anti-fibrotic activity. In patients with PH-ILD, elevation in PVR and mean pulmonary arterial pressure (“mPAP”) has been associated with increased mortality. In the Phase 1b trial in patients with CpcPH and either HFpEF or Heart Failure with Reduced Ejection Fraction (“HFrEF”), TX45 resulted in significant reductions in mPAP and PVR as well as improvements in other hemodynamic endpoints. Dosing of TX45 is initiated at 300 mg SC once monthly, with the primary efficacy endpoint being change from baseline in PVR at Week 16. In October 2026, we dosed the first PH-ILD patient in the TX45 ALPINE Phase 2a clinical trial, with interim topline results expected in the second half of 2027.

TX2100 in HHT: Preclinical Development and Phase 1a Clinical Trial

Our second lead product candidate, TX2100, is being evaluated for the treatment of Hereditary Hemorrhagic Telangiectasia (“HHT”), the second most common genetic bleeding disorder with no approved therapy. TX2100 is a VHH-Fc fusion antagonist antibody that binds to APJ (also known as the apelin receptor; APLNR), a GPCR that mediates signaling by the pro-angiogenic peptide hormone apelin. A rodent surrogate of TX2100 demonstrated reductions in arteriovenous malformation (“AVM”) formation, bleeding, and anemia across the neonatal anti-BMP9/10 immunoblocked model and the more severe, adult inducible ALK1 knockout mouse model of HHT, supporting disease-modifying activity through APJ antagonism. TX2100 was further evaluated in non-human primates in Investigational New Drug (“IND”)-enabling good laboratory practice (“GLP”) toxicology studies, including a 13-week repeat-dose study. In these studies, TX2100 was well tolerated at doses up to 100 mg/kg/week, with no treatment-related or target-related toxicities identified and no effects observed on cardiovascular, respiratory, neurological, renal, metabolic, or hematologic parameters. A formulation supporting subcutaneous dosing has been established, and drug substance and drug product manufacturing under Good Manufacturing Practice (“GMP”) have been completed to support initiation of a Phase 1a clinical trial. In February 2026, we randomized the first subject in the Phase 1a healthy volunteer clinical trial for TX2100.

In August 2026, the U.S. Food and Drug Administration (“FDA”) cleared our IND application for a Phase 1b clinical trial of TX2100 in patients with HHT, and in September 2026, the FDA granted TX2100 Fast Track designation for the treatment of HHT.

Additionally, in September 2026, we announced safety, tolerability and pharmacokinetic results from Part A of the Phase 1a clinical trial, in which single ascending doses of TX2100, administered intravenously and subcutaneously across six dose cohorts in 48 healthy adult volunteers, were generally safe and well tolerated, with no deaths, serious adverse events or severe treatment-emergent adverse events observed at any dose. No clinically significant or dose-related changes were observed in vital signs, laboratory assessments or electrocardiograms, and no anti-drug antibodies were detected. Notably, no increases in blood pressure, which have been associated with anti-vascular endothelial growth factor (“VEGF”) agents, were observed. Pharmacokinetic results reflected target-mediated drug disposition, consistent with potent target engagement, and support exploration of once-weekly and every-other-week SC dosing regimens. Together with nonclinical data, these findings support our approach to dose selection for planned clinical trials in patients with HHT.

Part B of the Phase 1a clinical trial, a multiple-dose cohort, has completed enrollment and dosing, and healthy volunteers remain in the follow-up phase of the study. Results from Part B are expected to further inform the dose-exposure relationship and dose selection for Phase 2. We plan to initiate TERRA, an open-label, multinational Phase 1b clinical trial to explore the safety and preliminary efficacy, as measured by hematologic support requirements and hematologic parameters, of TX2100 in patients with hematologic-support-dependent HHT by year-end 2026 and, in parallel, TIDAL, a placebo-controlled Phase 2 clinical trial in patients with moderate-to-severe HHT in early 2027. TERRA interim topline results are expected by year-end 2027.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in connection with our research activities, including discovery efforts and the preclinical and clinical development of our programs, product candidates, and platform. These expenses include:

•
employee-related expenses, including salaries, bonuses, benefits and non-cash stock-based compensation, for employees engaged in research and development functions;
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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits and non-cash stock-based compensation, for our personnel in executive, finance and information technology, and other administrative functions. General and administrative expenses also include legal fees, including those related to intellectual property and patent matters, professional fees for accounting and consulting services, insurance costs, facilities and information technology expenses, investor relations and public company compliance costs, and other general corporate overhead. As a clinical-stage company, our general and administrative expenses are driven in part by the costs required to support our research and development activities and to operate as a public company.

Interest Income

Interest income primarily consists of interest earned on money market funds, which are included in cash and cash equivalents on the condensed consolidated balance sheets.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change

Operating expenses:
Research and development:
TX45	$5,664	$6,029	$(365)	(6%)
TX2100	3,377	3,945	(568)	(14%)
Platform development and unallocated expenses	8,402	6,953	1,449	21%
Total research and development expenses	17,443	16,927	516	3%
General and administrative	6,015	4,963	1,052	21%
Total operating expenses	23,458	21,890	1,568	7%
Loss from operations	(23,458)	(21,890)	(1,568)	7%
Other income (expense):
Interest income	2,116	2,900	(784)	(27%)
Interest expense	(4)	(14)	10	(71%)
Other expense	(1)	(31)	30	(97%)
Total other income, net	2,111	2,855	(744)	(26%)
Loss before income tax	$(21,347)	$(19,035)	$(2,312)	12%

Research and Development Expenses

Research and development expenses increased by $0.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily attributable to a $1.4 million increase in platform development and unallocated expenses, principally driven by higher employee-related expenses. The increase in employee-related expenses reflected higher non-cash stock-based compensation expense, driven by incremental equity awards granted to new hires and ongoing annual employee grants, and higher payroll and related costs associated with the continued expansion of our research and development team in support of our pipeline programs. This increase was partially offset by a $0.6 million decrease in costs related to our TX2100 program, primarily due to CDMO costs incurred in the prior-year period for production of drug substance. This was further offset by a $0.4 million decrease in our TX45 program related to clinical supply costs incurred in the prior-year period for site activation and enrollment.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily attributable to higher employee-related expenses. The increase in employee-related expenses was driven by higher non-cash stock-based compensation expense, reflecting incremental equity awards granted to employees, including new hires and ongoing annual grants.

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

Interest Income

Interest income decreased by $0.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower cash and cash equivalents.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change

Operating expenses:
Research and development:
TX45	$24,324	$15,908	$8,416	53%
TX2100	7,736	11,095	(3,359)	(30%)
Platform development and unallocated expenses	24,302	20,145	4,157	21%
Total research and development expenses	56,362	47,148	9,214	20%
General and administrative	18,615	15,372	3,243	21%
Total operating expenses	74,977	62,520	12,457	20%
Loss from operations	(74,977)	(62,520)	(12,457)	20%
Other income (expense):
Interest income	6,318	8,733	(2,415)	(28%)
Interest expense	(18)	(51)	33	(65%)
Other expense	(119)	(111)	(8)	7%
Total other income, net	6,181	8,571	(2,390)	(28%)
Loss before income tax	$(68,796)	$(53,949)	$(14,847)	28%

Research and Development Expenses

Research and development expenses increased by $9.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to $8.4 million in higher CRO and CDMO costs related to our ongoing Phase 2 clinical trials of TX45, and a $4.2 million increase in platform development and unallocated expenses, principally driven by higher employee-related expenses. The increase in employee-related expenses reflected higher non-cash stock-based compensation expense, driven by incremental equity awards granted to new hires and ongoing annual employee grants, and higher payroll and related costs associated with the continued expansion of our research and development team in support of our pipeline programs. These increases were partially offset by a $3.4 million decrease in costs related to our TX2100 program, primarily due to CDMO costs incurred in the prior-year period for the production of drug substance.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily attributable to higher employee-related expenses. The increase in employee-related expenses was driven by higher non-cash stock-based compensation expense, reflecting incremental equity awards granted to employees, including new hires and ongoing annual grants, and higher payroll and related costs resulting from annual merit increases and other employee-related compensation costs.

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

Interest Income

Interest income decreased by $2.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower cash and cash equivalents.

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

We do not currently have any approved products and have never generated any revenue from product sales. We have funded our operations primarily through the sale and issuance of common stock, convertible equity instruments, and proceeds from prior corporate transactions. We currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”), which we may use to offer from time to time any combination of common stock, preferred stock, debt securities, and warrants up to an aggregate amount of $400 million. Of this amount, up to $100 million of our common stock may be sold through an at-the-market offering program (the “ATM”), of which $63.9 million remained available as of September 30, 2026. During the three months ended September 30, 2026, we sold 660,492 shares of our common stock under the ATM at an average price per share of $34.45 for gross proceeds of $22.7 million and net proceeds of $22.3 million after deducting commissions and offering expenses of $0.4 million. During the nine months ended September 30, 2026, we sold 1,092,798 shares of our common stock under the ATM at an average price per share of $33.05 for gross proceeds of $36.1 million and net proceeds of $35.4 million after deducting commissions and offering expenses of $0.7 million.

As of September 30, 2026, we had $234.7 million in cash and cash equivalents and an accumulated deficit of $291.6 million. Based on our current business plans, management believes that our cash and cash equivalents on hand at September 30, 2026 are sufficient to meet our operating requirements for at least the next 12 months from the issuance of the condensed consolidated financial statements included in this Quarterly Report. However, our estimates are based on assumptions that may prove to be incorrect, and we could exhaust our capital resources sooner than expected. We may require additional funding to support our research programs, clinical development, and general corporate operations. There can be no assurance that additional financing, whether through public or private equity, debt, collaborations, or licensing arrangements, will be available on acceptable terms, or at all.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(54,771)	$(45,617)
Net cash used in investing activities	(78)	(138)
Net cash provided by financing activities	35,034	173,496
Effect of exchange rate changes on cash and cash equivalents	96	(60)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,719)	$127,681

Operating Activities

Net cash used in operating activities was $54.8 million for the nine months ended September 30, 2026. Cash used in operations was primarily used to fund development of our product candidates, resulting in a net loss of $68.9 million, partially offset by non-cash charges of $13.7 million. Changes in operating assets and liabilities, including the timing of vendor payments and lease repayments, had an effect of $0.4 million on cash used in operating activities.

Net cash used in operating activities was $45.6 million for the nine months ended September 30, 2025. Cash used in operating activities was primarily used to fund our operations to develop our product candidates, resulting in a net loss of $54.9 million and changes in operating assets and liabilities related to the timing of the vendor payments of $1.0 million partially offset by non-cash charges of $10.3 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 and 2025 was nominal and related to the purchase and sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $35.0 million for the nine months ended September 30, 2026, primarily due to net proceeds of $35.4 million received from shares sold under the ATM and $0.6 million in proceeds from the exercise of stock options offset by payments for employee taxes related to the net share settlement of equity awards, whereby a portion of vested shares was withheld to satisfy employees’ tax withholding obligations of $0.6 million.

Net cash provided by financing activities was $173.5 million for the nine months ended September 30, 2025, primarily due to net proceeds of $173.1 million from the sale of shares in a private placement and $1.2 million in proceeds from the exercise of stock options.

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

We have lease obligations for certain office and laboratory space and laboratory equipment under non-cancelable operating and finance leases. The leases expire at various times through 2029. Minimum lease payments under these agreements are $0.6 million for the remainder of 2026, $1.9 million in 2027, $2.0 million in 2028, and $0.2 million in 2029. These amounts reflect enforceable obligations under non-cancelable contracts and do not include commitments that can be terminated without significant penalty.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

The risk factors summarized below could materially and adversely affect our business, financial condition, operating results and prospects, and/or cause the price of our common stock to decline. These risks are discussed more fully below. Material risks that may affect our business, financial condition, results of operations, and trading price of our common stock include the following:

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
•
We currently rely, and expect to continue to rely, on the use of manufacturing suites in third-party facilities or on third parties to manufacture TX45, TX2100 and any other product candidates, and we may rely on third parties to produce and process our products, if approved.
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

We are a biotechnology company with a limited operating history. Since our inception in 2019, we have invested most of our resources in organizing and staffing our company, developing our technology and product candidates, building our intellectual property portfolio, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We continue to incur significant research and clinical development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. We reported net losses of $21.3 million and $19.0 million for the three months ended September 30, 2026 and 2025, respectively, and $68.9 million and $54.9 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $291.6 million. We expect to continue to incur significant losses for the foreseeable future, and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidates, TX45 and TX2100, along with any future product candidates we may develop.

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

To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, producing biologics with CDMOs in the United States and in other countries, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

To date, we have financed our operations primarily through the sale and issuance of common stock, convertible equity instruments, prior corporate transactions and the ATM. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue our Phase 2 clinical trials of TX45, including the ALPINE Phase 2a clinical trial in PH-ILD, pursue manufacturing and clinical activities for our HHT product candidate, TX2100, including the ongoing Phase 1a clinical trial and the planned Phase 1b clinical trial in patients with HHT, conduct IND-enabling studies for future product candidates and continue to research, develop and initiate clinical trials of any future product candidates. In addition, if we successfully complete development through Phase 3 and obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of September 30, 2026, we had $234.7 million in cash and cash equivalents. Although we believe that our available cash and cash equivalents will be sufficient to fund our planned operations for at least 12 months following the issuance of our condensed consolidated financial statements included in this Quarterly Report, this belief is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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
•
the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements with the President and Fellows of Harvard College (“Harvard”) and other license agreements, as applicable;
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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC, which we may use to offer from time to time any combination of debt securities, common stock, preferred stock and warrants up to an aggregate amount of $400 million. This includes up to $100 million of our common stock that may be sold through the ATM pursuant to a sales agreement with TD Securities (USA) LLC, of which $63.9 million remained available as of September 30, 2026. Any sales of our common stock under this program will result in dilution to our existing stockholders.

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

Notwithstanding the prior experience of individuals on our management team in drug discovery and development, we are still a relatively young organization that has not yet completed the full cycle of activities from discovery through regulatory approval for any of our portfolio projects. Our GEODe™ discovery platform has been the focus of technology development efforts since our inception in 2019 and is in the early stages of being applied to novel therapeutic target opportunities. There is no guarantee the platform’s capabilities or its application to targets of interest will lead to therapeutic product candidates that can be successfully developed through different stages of clinical trials and registered for marketing as therapeutic drugs in the United States or any other territory.

We are early in our development efforts. If we are unable to advance TX45, TX2100 or any of our other product candidates through clinical development, obtain regulatory approval and ultimately commercialize TX45, TX2100 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our lead product candidates, TX45 and TX2100, will require clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales.

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

Our ability to generate product revenues, which we do not expect will occur in the foreseeable future, if ever, will depend heavily on the successful development and eventual commercialization of TX45, TX2100 and any future product candidates we develop, which may never occur. TX45, TX2100 and any future product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

•
successful and timely completion of preclinical studies and clinical trials for which the FDA, or any comparable foreign regulatory authority agrees with the design, endpoints or implementation;
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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize TX45, TX2100 or any future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with our protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons. Any delays related to patient enrollment could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

•
impact of the Russia-Ukraine conflict on our clinical trial sites in Eastern Europe, including Ukraine;
•
delays in obtaining, or the inability to obtain, required approvals from IRBs and positive ethics committee opinions or other governing entities at clinical trial sites selected for participation in our clinical trials;
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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support any future IND applications in the United States, or similar applications in other jurisdictions. In July 2024, we received clearance from the FDA for our IND application for our TX45 program. In January 2026, we received clearance from Australia to commence the Phase 1a study with TX2100. In August 2026, we received clearance from the FDA for our IND application for TX2100 for the treatment of HHT. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. While we are currently conducting a Phase 1a clinical trial for TX2100 and Phase 2 clinical trials for TX45, we cannot be certain of the timely completion or outcome of our preclinical testing and studies for our other product candidates, and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We are presently conducting clinical development in the United States, Eastern Europe, the European Union (“EU”) and Asia-Pacific and will likely choose to conduct additional international clinical trials in the future. The acceptance of study data by the FDA or any comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, (ii) the trials are performed by clinical investigators of recognized competence and pursuant to compliance with current GCP requirements and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Similar requirements and considerations apply abroad. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

The FDA and foreign regulatory authorities strictly regulate marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability including, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. Comparable rules apply in foreign countries. In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), which may require approval by the competent national authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

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

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a provisional agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. The package, which consists of a new directive and a new regulation to replace existing legislation, aims to modernize the EU framework. The provisional agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year; reshape the incentives regime for orphan medicinal products; and expand the Bolar exemption. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

If approved, our investigational products may face competition from biosimilars approved through an abbreviated regulatory pathway.

We are currently developing TX45 initially for the treatment of Group 2 PH in HFpEF, and for the treatment of PH-ILD, which we anticipate will be regulated as a biological product. We are also developing TX2100 for the treatment of HHT, which we anticipate will be regulated as a biological product. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

In the EU, the European Commission grants orphan designation after receiving the opinion of the European Medicines Agency’s (“EMA”) Committee for Orphan Medicinal Products on an orphan designation application. Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (3) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. The period of market exclusivity is ten years during which the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

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

Although we have received Fast Track designation for TX2100 for the treatment of HHT, we may be unable to obtain or maintain the benefits associated with such designation.

In September 2026, we were granted FDA Fast Track designation for TX2100 for the treatment of HHT. If a product is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for FDA Fast Track designation for a particular indication. BLAs submitted for Fast Track designated products may qualify for priority review, accelerated approval and rolling submission under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. In addition, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval.

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

We compete in the segments of the biotechnology, pharmaceutical and other related industries that develop and market therapies for the treatment of Group 2 PH, Group 3 PH-ILD, and HHT disorders. Although there are no other companies who have commercialized therapies for Group 2 PH or HHT, there are many other companies, including large biotechnology and pharmaceutical companies, that are developing therapies for these therapeutic areas. For example, Merck and Tenax Therapeutics for the treatment of Group 2 PH and Diagonal Therapeutics, Atavistik, Terremoto, Vaderis Therapeutics and Alnylam Pharmaceuticals for the treatment of HHT. For PH-ILD, United Therapeutics has commercialized therapies, while Insmed, Gossamer, Pulmovant, Halo Biosciences and Foresee Pharmaceuticals are developing therapies. In addition, in January 2025, Eli Lilly terminated its Phase 2 trial of volenrelaxin, and in February 2026 AstraZeneca announced its Phase 2 clinical trial with AZD3427 for Group 2 PH was discontinued due to lack of efficacy. AstraZeneca is also developing AZD5462, an oral RXFP1 agonist targeting the same relaxin pathway, which completed a Phase 2b trial in patients with chronic heart failure in February 2026, with evidence of efficacy in patients with HFrEF and evidence of sustained hemodynamic effects in patients with HFpEF, which may have affected investor perception of relaxin product candidates in general.

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

We have never commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. Market acceptance of our product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

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

In March 2010, the ACA was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored-Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan”, to codify and expand Most-Favored-Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (“GUARD”) Model for certain Medicare Part D drugs. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Many countries implement health technology assessment (“HTA”) procedures that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies. These assessments are increasingly implemented in established and emerging markets. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In the EU, Regulation (EU) 2021/2282 on Health Technology Assessment, entered into application on January 12, 2025, through a phased implementation. The Regulation intended to increase cooperation among EU Member States in assessing clinical aspects of health technologies, including new medicinal products. The Regulation establishes a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits EU member states to use common HTA tools, methodologies and procedures and requires them to rely on EU-level joint clinical assessment reports for the clinical components of their national HTA evaluations. Each EU member state will, however, remain exclusively competent for assessing non‑clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions. Given that the extent to which pricing and reimbursement decisions are influenced by the HTA process currently varies between EU member states, it is possible that our products may be subject to favorable pricing and reimbursement status only in certain EU countries. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, including following periodic review, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. Moreover, in order to obtain reimbursement for our products in some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Efforts to generate additional data for the HTA process will involve additional expenses which may substantially increase the cost of commercializing and marketing our products in certain EU member states.

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

Our relationships with healthcare providers, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, and our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading; any violation of these laws and regulations or any such misconduct could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

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

We are also exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

Our business could be materially and adversely affected in the future by political unrest in China.

We are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China, because our key manufacturer and supplier for TX45 is located in China. For example, trade tensions between the United States and China have been escalating in recent years. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, in April 2025, the U.S. government announced a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, on all U.S. imports. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels and application of such tariffs and the extent to which other countries impose retaliatory tariffs. In addition, these newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our inventory and lead-times, our supplier may not continue to provide us with materials in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, on December 18, 2025, President Trump signed the National Defense Authorization Act for Fiscal Year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (“BCC”), entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of a federal contract, and issuing grants or loans to entities to purchase, obtain, or use biotechnology equipment or services produced or provided by a BCC. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List. In addition, the U.S. Government has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions do not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as BCCs due to their inclusion on the 1260H List. The guidance to be issued by the Office of Management and Budget regarding implementation of the BIOSECURE Act may provide further clarity on this point. The BIOSECURE Act, and any other similar laws that may be passed, could severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States. For example, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) manufactured TX45 for use in our Phase 1a, Phase 1b and Phase 2 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of TX45.

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

If our CDMOs are required to obtain an alternative source of certain raw materials and components, for example, additional testing, validation activities and regulatory approvals may be required which can also have a negative impact on timelines. Any associated delays in the manufacturing and supply of drug substance and drug product for our clinical trials could adversely affect our ability to conduct ongoing and future clinical trials of TX45 or TX2100 on our anticipated development timelines. Likewise, the operations of our third-party manufacturers may be requisitioned, diverted or allocated by U.S. or foreign government orders. If any of our CDMOs or raw materials or components suppliers become subject to acts or orders of U.S. or foreign government entities to allocate or prioritize manufacturing capacity, raw materials or components to the manufacture or distribution of vaccines or medical supplies needed to test or treat patients in a disease outbreak, epidemic or pandemic, this could delay our clinical trials, perhaps substantially, which could materially and adversely affect our business.

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

Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, private health insurers, health maintenance organizations and other organizations, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. In the United States and markets in other countries, governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drug products. We cannot be sure that coverage and reimbursement will be available for any product that we or our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or our partners obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we and our partners may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

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

We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”). There also may be prior art of which we are aware, but which we believe does not affect the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights or will design around the claims of our patents that cover our products.

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which has and will continue to significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, it is still developing its case law, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the USPTO, of a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

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

Risks Related to Our Reliance on Third Parties

We currently rely, and expect to continue to rely, on the use of manufacturing suites in third-party facilities or on third parties to manufacture TX45, TX2100 and any other product candidates, and we may rely on third parties to produce and process our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.

We do not currently lease or own any facility that may be used as our clinical-scale manufacturing and processing facility and currently rely on CDMOs, including WuXi Biologics, to manufacture TX45 for use in our Phase 2 clinical trials. We currently have a sole source relationship with WuXi Biologics for our supply of TX45. If there should be any disruption in such supply arrangement or the supply arrangement with our CDMO for TX2100, including any adverse events affecting our sole supplier for TX45, WuXi Biologics, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We may not control the manufacturing process of, and may be completely dependent on, our contract manufacturing partners for compliance with CGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of a product candidate. We perform periodic audits of each CDMO facility that supports our supply of TX45 and TX2100 and review and approve all TX45 and TX2100 CGMP-related documentation. We also have quality agreements with our CDMOs that document our mutual agreement on compliance with CGMPs and expectations on quality-required communications to us. Beyond this, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities and the associated Quality Management System for the manufacture of a product candidate or if it withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and materially and adversely affect our ability to develop, obtain regulatory approval for or market such product candidate, if approved. Similarly, our failure, or the failure of our CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of a product candidate or drug and harm our business and results of operations. In addition, we have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved.

Moreover, our CDMOs may experience manufacturing difficulties due to resource constraints, governmental restrictions or as a result of labor disputes or unstable political environments. Supply chain issues, including those resulting from public health crises such as disease outbreaks, epidemics and pandemics, as well as the ongoing military conflict between Russia and Ukraine, may affect our third-party vendors and cause delays. Furthermore, since we have engaged WuXi Biologics, a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments or political unrest or unstable economic conditions in China. For example, on December 18, 2025, President Trump signed the National Defense Authorization Act for Fiscal Year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. Government from procuring or obtaining biotechnology equipment or services produced or provided by a BCC, entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of a federal contract, and issuing grants or loans to entities to purchase, obtain, or use biotechnology equipment or services produced or provided by a BCC. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List. In addition, the U.S. Government has the ability to designate entities as BCCs through a separate designation process. There is a “safe harbor” provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a BCC, as well as a “grandfathering” provision providing that the prohibitions do not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date. It is unclear whether the grandfathering provision would apply to entities designated as BCCs due to their inclusion on the 1260H List. The guidance to be issued by the Office of Management and Budget regarding implementation of the BIOSECURE Act may provide further clarity on this point. In addition to the BIOSECURE Act, any additional U.S. executive action, legislative action, or potential sanctions with China could materially impact our work with WuXi Biologics. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to transfer from WuXi Biologics, which is our sole manufacturing source for TX45, we anticipate that the complexity of the manufacturing process may materially impact the amount of time it would take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to supply product candidates, including TX45, in a timely manner or within budget. If any CDMO on which we will rely fails to manufacture quantities of a product candidate at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability, our business, financial condition, cash flows, and prospects could be materially and adversely affected. In addition, our CDMO and/or distribution partners are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and our CDMO may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our products.

We currently rely, and expect to continue to rely, on third parties, including independent clinical investigators, contracted laboratories and CROs, to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We currently rely, and expect to continue to rely, on third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials in accordance with applicable regulatory requirements, to validate our assays and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good laboratory practices (“GLPs”), as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these GLPs and GCPs through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators and trial sites. If we, our investigators or any of our CROs or contracted laboratories fail to comply with applicable GLPs and GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product, including biologic product, produced in compliance with applicable CGMP regulations. Our failure to comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

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

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

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

In addition, clinical investigators may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or a comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the preclinical study or clinical trial, the integrity of the data generated at the applicable preclinical study or clinical trial site may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA or a comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our clinical-stage product candidates or any future product candidates.

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

Business disruptions, including earthquakes, fires or other natural disasters affecting us or the third parties upon whom we depend, could seriously harm our future revenue and financial condition and increase our costs and expenses, and the absence or limited nature of our business continuity and disaster recovery plans could leave us inadequately protected from a serious disaster.

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

Further, if earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevent us from using all or a significant portion of our headquarters or other facilities, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which could have a material adverse effect on our business. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical manufacturing and distribution industry in particular are unclear, and changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery may affect the availability or cost of goods and services, including raw materials and other natural resources, necessary to run our business. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities that threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are constantly evolving and growing in frequency, sophistication, and intensity. For example, these threats may include (without limitation) malware, viruses, software vulnerabilities and bugs, software or hardware failure, hacking, denial of service attacks, social engineering (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing), ransomware, insider threats (such as theft or misuse by personnel), credential stuffing, telecommunications failures, loss or theft of devices, data or other information technology assets, attacks enhanced or facilitated by artificial intelligence (“AI”) technologies, earthquakes, fires, floods and similar threats. Threats such as ransomware attacks, for example, are becoming increasingly prevalent and severe, and attackers are increasingly leveraging multiple attack methods to extort payment from victims, such as data theft and disabling systems and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Security incidents may result from the actions of a wide variety of actors with a wide range of motives and expertise, including traditional hackers, our personnel or the personnel of the third parties with whom we work, organized criminal threat actors, hacktivists, sophisticated nation-states and nation-state-supported actors. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to conduct our clinical trials.

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

Likewise, we rely on third parties for the manufacture of TX45 and TX2100, to analyze clinical trial samples and to conduct clinical trials, and security incidents experienced by these third parties could have a material adverse effect on our business. Security incidents affecting us or the third parties we rely on or partners with could also result in substantial remediation costs and expose us to litigation (including class claims), regulatory enforcement action (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, fines, penalties, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data), financial loss and other liabilities and harms. Additionally, such incidents may trigger data privacy and security obligations requiring us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors. Such disclosures may be costly, and related requirements or the failure to comply with them could lead to adverse consequences. Even a perceived security incident or failure in compliance by us or a third-party partner may result in negative publicity, harm to our reputation, or other adverse effects.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) and the Swiss Federal Data Protection Act (collectively, “European Data Protection Laws”) impose strict requirements for processing personal information, including relating to transfer of personal information to countries like the United States. European Data Protection Laws and other relevant laws govern patient confidentiality and storage of personal health data, including personal information from clinical trial participants and other individuals located in the European Economic Area (the “EEA”), the United Kingdom (the “UK”), or Switzerland. Companies that violate the EU or UK GDPR can face private litigation, regulatory investigations and enforcement actions, prohibitions on data processing, other administrative measures, reputational damage and fines of up to the greater of €20 million (£17.5 million under the UK GDPR) or 4% of their worldwide annual revenue. Certain jurisdictions have enacted data localization restrictions or laws and regulations restricting cross-border transfers of personal information, except in limited circumstances where adequate safeguards are in place. In particular, regulators and courts in the EEA, the UK, and Switzerland have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws they generally believe are inadequate. Other jurisdictions have adopted, and may continue to adopt, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA, the UK, or Switzerland to the United States, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (the “Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations that self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we are unable to implement a valid compliance solution for cross-border transfers of personal information, or if the requirements for a legally compliant transfer are too onerous, we may face increased exposure to significant adverse consequences, including substantial fines, regulatory actions, as well as injunctions against the export and processing of personal information from the EEA, UK, Switzerland, or other countries that implement cross-border data transfer restrictions. Our inability to import personal information from the EEA, UK or Switzerland or other countries may also restrict or prohibit our clinical trial activities in those countries; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to laws restricting cross-border data transfers; require us to increase our data processing capabilities in other countries at significant expense; and may otherwise negatively impact our business operations. Depending on how these laws are interpreted, we may have to make changes to our business practices and products to comply with such obligations.

Additionally, other countries have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Privacy and data security laws in the United States at the federal, state and local level are increasingly complex and changing rapidly. For example, at the federal level, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. Additionally, at the state level, the privacy and data protection landscape is changing rapidly. Many states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. For example, the California

Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act of 2020, applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain rights concerning their personal data. The CCPA provides fines for noncompliance and a limited private right of action in connection with certain data breaches. While the CCPA and other state privacy laws contain an exemption for certain personal information processed in connection with clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability, including from third party litigation and regulatory investigations, enforcement, fines, and penalties.

For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, primarily a resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in certain transactions or agreements with certain third parties in the future.

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

Our employees and personnel use AI technologies in the course of performing their work, and the disclosure and use of personal, confidential, or other proprietary data in AI technologies is subject to various laws and other obligations, including those related to third-party intellectual property, data privacy and information security, publicity, contractual or other rights. Governments have passed and are likely to pass additional laws regulating AI. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to €35 million or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.

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

We are subject to anti-corruption laws and regulations, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we may conduct activities in the future. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties to sell our products or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals outside the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

We are also subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, and Nasdaq have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Once we are no longer a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. We currently qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which allows us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Quarterly Report and in our periodic reports and proxy statements. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In February 2025, we completed a private placement of our common stock and subsequently filed a registration statement registering the shares issued in the private placement for resale. Although a portion of these shares has been sold, the remaining shares may be resold at any time. Sales of these remaining shares, or the perception in the market that such sales may occur, could increase the volatility of the market price of our common stock or result in a significant decline in the public trading price of our common stock.

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

Based on the number of shares outstanding as of September 30, 2026, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 35% of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We have broad discretion over the use of our cash and cash equivalents. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

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

Our charter and bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of the Company or changes in our management. Our charter and bylaws include provisions that:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TECTONIC THERAPEUTIC, INC.

Date: November 5, 2026	By:	/s/ Alise Reicin, M.D.
Alise Reicin, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Daniel Lochner
Daniel Lochner
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)